Form 10-Q
period 2020-09-30
BENTLEY SYSTEMS INC
filed 2020-11-10
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39548
___________________________________

BENTLEY SYSTEMS, INCORPORATED
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	95-3936623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

685 Stockton Drive
Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 458-5000
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B Common Stock, par value $0.01 per share	BSY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 3, 2020, the registrant had 11,601,757 shares of Class A and 250,374,256 shares of Class B Common Stock, par value $0.01 per share, outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$137,598	$121,101
Accounts receivable	172,600	211,775
Allowance for doubtful accounts	(6,492)	(7,274)
Prepaid income taxes	7,307	4,543
Prepaid and other current assets	27,897	23,413
Total current assets	338,910	353,558
Property and equipment, net	29,332	29,632
Operating lease right-of-use assets	46,006	—
Intangible assets, net	46,560	46,313
Goodwill	542,239	480,065
Investments	5,218	1,725
Deferred income taxes	44,543	51,068
Other assets	37,689	32,238
Total assets	$1,090,497	$994,599
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,086	$17,669
Accruals and other current liabilities	212,866	167,517
Deferred revenues	173,578	204,991
Operating lease liabilities	15,629	—
Income taxes payable	5,100	2,236
Total current liabilities	422,259	392,413
Long-term debt	589,583	233,750
Long-term operating lease liabilities	32,555	—
Deferred revenues	6,322	8,154
Deferred income taxes	9,502	8,260
Income taxes payable	7,874	8,140
Other liabilities	15,229	9,263
Total liabilities	1,083,324	659,980
Commitments and contingencies (Note 18)
Stockholders’ equity:
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued 11,601,757 shares as of September 30, 2020 and December 31, 2019, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued 250,625,279 and 243,241,192 shares as of September 30, 2020 and December 31, 2019, respectively (Note 13)	2,622	2,548
Additional paid-in capital	441,723	408,667
Accumulated other comprehensive loss	(29,211)	(23,927)
Accumulated deficit	(407,961)	(52,669)
Total stockholders’ equity	7,173	334,619
Total liabilities and stockholders’ equity	$1,090,497	$994,599

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Subscriptions	$173,174	$155,191	$501,011	$445,338
Perpetual licenses	12,827	13,787	36,020	38,255
Subscriptions and licenses	186,001	168,978	537,031	483,593
Services	16,996	17,610	44,946	50,139
Total revenues	202,997	186,588	581,977	533,732
Cost of revenues:
Cost of subscriptions and licenses	23,338	17,370	66,466	48,201
Cost of services	19,290	17,681	50,126	56,048
Total cost of revenues	42,628	35,051	116,592	104,249
Gross profit	160,369	151,537	465,385	429,483
Operating expenses:
Research and development	50,217	44,756	139,570	136,617
Selling and marketing	41,824	36,721	107,551	111,889
General and administrative	33,006	25,108	85,275	71,415
Amortization of purchased intangibles	3,869	3,550	10,984	10,402
Expenses associated with initial public offering	26,130	—	26,130	—
Total operating expenses	155,046	110,135	369,510	330,323
Income from operations	5,323	41,402	95,875	99,160
Interest expense, net	(1,934)	(2,029)	(4,450)	(6,503)
Other income (expense), net	13,741	(12,306)	6,756	(14,053)
Income before income taxes	17,130	27,067	98,181	78,604
Provision for income taxes	(10,705)	(6,640)	(22,145)	(11,759)
Loss from investment accounted for using the equity method, net of tax	(581)	—	(1,447)	—
Net income	5,844	20,427	74,589	66,845
Less: Net income attributable to participating securities	(4)	(10)	(4)	(10)
Net income attributable to Class A and Class B common stockholders	$5,840	$20,417	$74,585	$66,835
Per share information:
Net income per share, basic	$0.02	$0.07	$0.26	$0.23
Net income per share, diluted	$0.02	$0.07	$0.25	$0.23
Weighted average shares outstanding, basic	289,318,391	286,075,323	287,063,892	286,024,263
Weighted average shares outstanding, diluted	299,634,961	289,629,555	297,251,349	294,586,354

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$5,844	$20,427	$74,589	$66,845
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(812)	3,357	(5,315)	5,763
Actuarial gain on retirement plan, net of tax effect of $(6), $(2), $(21) and $(8), respectively	5	5	31	15
Total other comprehensive (loss) income, net of taxes	(807)	3,362	(5,284)	5,778
Comprehensive income	$5,037	$23,789	$69,305	$72,623

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2020
				Accumulated
	Class A and Class B		Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Par value	capital	loss	deficit	equity
Balance as of June 30, 2020	259,209,355	$2,592	$415,883	$(28,404)	$(10,327)	$379,744
Net income	—	—	—	—	5,844	5,844
Other comprehensive loss	—	—	—	(807)	—	(807)
Dividends declared (Note 13)	—	—	—	—	(400,311)	(400,311)
Profit‑sharing plan shares, net	(164,266)	(1)	—	—	(2,541)	(2,542)
Shares issued in connection with deferred compensation plan, net	24,800	—	—	—	(47)	(47)
Deferred compensation plan voluntary contributions	—	—	804	—	—	804
Stock option exercises, net	1,321,475	13	5,538	—	(566)	4,985
Stock-based compensation expense	—	—	19,517	—	—	19,517
Shares related to restricted stock, net	1,835,672	18	(19)	—	(13)	(14)
Balance as of September 30, 2020	262,227,036	$2,622	$441,723	$(29,211)	$(407,961)	$7,173

	Nine Months Ended September 30, 2020
				Accumulated
	Class A and Class B		Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Par value	capital	loss	deficit	equity
Balance as of December 31, 2019	254,842,949	$2,548	$408,667	$(23,927)	$(52,669)	$334,619
Net income	—	—	—	—	74,589	74,589
Other comprehensive loss	—	—	—	(5,284)	—	(5,284)
Dividends declared (Note 13)	—	—	—	—	(415,748)	(415,748)
Profit‑sharing plan shares, net	(549,834)	(5)	—	—	(6,965)	(6,970)
Shares issued in connection with deferred compensation plan, net	2,984,531	30	—	—	(1,907)	(1,877)
Deferred compensation plan voluntary contributions	—	—	2,602	—	—	2,602
Payment of shareholder Put and Call rights	(128,176)	(1)	—	—	(1,453)	(1,454)
Common Stock Purchase Agreement, net	169	—	—	—	(57)	(57)
Stock option exercises, net	3,506,103	35	7,741	—	(3,618)	4,158
Shares issued for stock grants, net	17,411	—	219	—	—	219
Stock-based compensation expense	—	—	22,510	—	—	22,510
Shares related to restricted stock, net	1,553,883	15	(16)	—	(133)	(134)
Balance as of September 30, 2020	262,227,036	$2,622	$441,723	$(29,211)	$(407,961)	$7,173

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2019
				Accumulated
	Class A and Class B		Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Par value	capital	loss	deficit	equity
Balance as of June 30, 2019	255,086,392	$2,550	$401,439	$(26,998)	$(88,670)	$288,321
Net income	—	—	—	—	20,427	20,427
Other comprehensive income	—	—	—	3,362	—	3,362
Dividends declared (Note 13)	—	—	—	—	(6,380)	(6,380)
Profit‑sharing plan shares, net	(97,140)	(1)	—	—	(725)	(726)
Shares issued in connection with deferred compensation plan, net	3,377	—	—	—	(19)	(19)
Deferred compensation plan voluntary contributions and vesting of awards	—	—	788	—	—	788
Payment of shareholder Put and Call rights	(231,507)	(2)	—	—	(1,801)	(1,803)
Stock option exercises, net	322,004	3	855	—	(105)	753
Stock-based compensation expense	—	—	2,021	—	—	2,021
Shares related to restricted stock, net	(7,415)	—	—	—	(175)	(175)
Other	1,727	—	14	—	—	14
Balance as of September 30, 2019	255,077,438	$2,550	$405,117	$(23,636)	$(77,448)	$306,583

	Nine Months Ended September 30, 2019
				Accumulated
	Class A and Class B		Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Par value	capital	loss	deficit	equity
Balance as of December 31, 2018	250,283,513	$2,502	$392,896	$(29,414)	$(218,553)	$147,431
Cumulative effect of accounting changes	—	—	—	—	107,822	107,822
Net income	—	—	—	—	66,845	66,845
Other comprehensive income	—	—	—	5,778	—	5,778
Dividends declared (Note 13)	—	—	—	—	(19,023)	(19,023)
Profit‑sharing plan shares, net	(258,103)	(3)	—	—	(1,936)	(1,939)
Shares issued in connection with deferred compensation plan, net	2,233,807	22	—	—	(4,994)	(4,972)
Deferred compensation plan voluntary contributions and vesting of awards	—	—	2,664	—	—	2,664
Payment of shareholder Put and Call rights	(632,859)	(6)	—	—	(4,946)	(4,952)
Common Stock Purchase Agreement, net	64,509	1	466	—	(47)	420
Stock option exercises, net	2,979,031	30	3,009	—	(2,255)	784
Stock-based compensation expense	—	—	6,046	—	—	6,046
Shares related to restricted stock, net	402,250	4	(4)	—	(344)	(344)
Other	5,290	—	40	—	(17)	23
Balance as of September 30, 2019	255,077,438	$2,550	$405,117	$(23,636)	$(77,448)	$306,583

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$74,589	$66,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,836	23,334
Provision for accounts receivable allowance	(541)	2,109
Deferred income taxes	7,853	833
Deferred compensation plan activity	2,487	2,968
Stock-based compensation expense	23,617	6,046
Amortization of deferred debt issuance costs	430	415
Change in fair value of derivative	3,365	159
Change in fair value of contingent consideration	(1,340)	62
Foreign currency remeasurement (gain) loss	(9,067)	13,956
Loss from investment accounted for using the equity method, net of tax	1,447	—
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	46,661	40,847
Prepaid and other assets	8,907	(6,505)
Accounts payable, accruals and other liabilities	31,486	18,545
Deferred revenues	(35,134)	(39,655)
Income taxes payable	(4,571)	(11,710)
Net cash provided by operating activities	176,025	118,249
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(12,805)	(11,622)
Capitalization of costs to translate software products into foreign languages	(728)	(553)
Acquisitions, net of cash acquired of $2,064 and $980, respectively	(68,920)	(9,662)
Other investing activities	(6,355)	—
Net cash used in investing activities	(88,808)	(21,837)
Cash flows from financing activities:
Proceeds from credit facilities	432,375	136,750
Payments of credit facilities	(201,125)	(147,500)
Proceeds from term loan	125,000	—
Payments of debt issuance costs	(432)	—
Payments of financing leases	(141)	—
Payments of acquisition debt and other consideration	(2,034)	(9,878)
Payments of dividends	(412,852)	(18,830)
Payments for shares acquired including shares withheld for taxes	(72,476)	(18,417)
Proceeds from Common Stock Purchase Agreement	58,349	4,510
Net proceeds from exercise of common stock options and restricted stock	3,206	3,039
Net cash used in financing activities	(70,130)	(50,326)
Effect of exchange rate changes on cash and cash equivalents	(590)	(1,272)
Increase in cash and cash equivalents	16,497	44,814
Cash and cash equivalents, beginning of year	121,101	81,183
Cash and cash equivalents, end of period	$137,598	$125,997
Supplemental information:
Cash paid for income taxes	$17,338	$24,453
Income tax refunds	1,630	1,126
Interest paid	4,658	7,214
Non-cash contingent acquisition consideration	1,902	50
Non-cash deferred acquisition consideration	(141)	—

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
Note 1: Basis of Presentation and Significant Accounting Policies
Description of Business and Operations — Bentley Systems, Incorporated (“Bentley” or the “Company”) is a Delaware corporation that was founded in 1984 and is headquartered in Exton, Pennsylvania. The Company, together with its subsidiaries, is a leading global provider of infrastructure engineering software solutions for professionals and organizations involved in the project delivery and operational performance of infrastructure assets. The Company is dedicated to advancing infrastructure through its comprehensive software solutions that span engineering disciplines, assets, and lifecycle processes. The Company’s integrated software platform encompasses both the design and construction of infrastructure, which the Company refers to as project delivery, and the operation of infrastructure assets, which the Company refers to as asset performance. The Company’s software solutions are designed to enable information mobility for a more complete flow of information among applications, across distributed project teams, from offices to the field, and throughout the infrastructure lifecycle. The Company believes its solutions extend the reach and scope of digital engineering models from the project delivery phase into the asset performance phase of the infrastructure lifecycle, which enables engineers to make infrastructure assets more intelligent and sustainable. Users of the Company’s solutions include engineers and construction professionals who collaborate on project delivery, and owner‑operators who maintain, adapt, and optimize the performance of infrastructure assets.
Initial Public Offering — On September 25, 2020, the Company completed its initial public offering (“IPO”). The selling stockholders identified in the Company’s registration statement on Form S-1, as amended, on file with the U.S. Securities and Exchange Commission (“SEC”) sold 12,360,991 shares of Class B Common Stock at a public offering price of $22.00 per share. The Company did not sell any shares in the IPO and did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders (see Notes 13 and 15). For the three and nine months ended September 30, 2020, the Company recorded $26,130 in Expenses associated with initial public offering in the consolidated statements of operations. Expenses associated with initial public offering include certain non‑recurring costs relating to the Company’s IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses.
Special Dividend — On August 28, 2020, the Company’s board of directors declared a special dividend of $1.50 per share of the Company’s common stock ($392,489 in the aggregate) (the “Special Dividend”), payable to all stockholders of record as of August 31, 2020, including dividends which accrue on certain unvested restricted stock and restricted stock units (“RSUs”). The Company used its bank credit facility to pay the Special Dividend (see Note 10). In connection with the Special Dividend declaration, an in kind adjustment was made to phantom shares issuable pursuant to the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) (see Note 12) and the exercise price of all outstanding stock options at that time were reduced by $1.50, but not lower than $0.01 (see Note 15).
Risks and Uncertainties — COVID‑19 Pandemic — In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of the disease COVID‑19, caused by a novel strain of coronavirus, SARS‑CoV‑2. The COVID‑19 outbreak and certain preventative or protective actions that governments, businesses, and individuals have taken in respect of COVID‑19 have resulted in global business disruptions.
In response to the COVID‑19 pandemic, the Company implemented a number of initiatives to ensure the safety of its colleagues and enable them to move to a work from home environment seamlessly and continue working effectively. The Company’s business model is such that there was minimal disruption to the Company’s ability to deliver its solutions to accounts, and the Company believes it did not have any loss of productivity during this transition.

The Company has also taken measures to reduce selected operating expenses, including various costs associated with travel and facilities. Much of those resulting savings have been or will be re-invested in a portfolio of businesses outside of the Company’s core software business.
Basis of Presentation and Consolidation — The unaudited consolidated financial statements and accompanying notes have been prepared in United States (“U.S.”) Dollars and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information along with the instructions to Form 10‑Q and Article 10 of SEC Regulation S‑X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The December 31, 2019 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s registration statement on Form S‑1, as amended, on file with the SEC. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the remainder of the fiscal year.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is party to a joint venture and an investment, both of which are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s principal subsidiaries are Bentley Systems International Limited (Ireland), Bentley Software International, Limited (Bermuda), Bentley Canada Inc. (Canada), Bentley Systems Europe BV (the Netherlands), Bentley Systems Pty Ltd. (Australia), Bentley Systems Co., Ltd. (Japan), Bentley Systems Germany GmbH (Germany), Bentley Systems Ltd. (UK), and Bentley Systems India Private Limited (India).
Use of Estimates — The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s significant estimates and assumptions include revenue recognition, adequacy of allowance for accounts receivable, determination of the fair value of acquired assets and liabilities, the fair value of derivative financial instruments, the fair value of common stock and stock‑based compensation, operating lease assets and liabilities, useful lives for depreciation and amortization, impairment of goodwill and intangible assets, and accounting for income taxes. Actual results could differ materially from these estimates.
Derivatives Not Designated As Hedging Instruments — On March 31, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with the Company’s Credit Facility (see Note 10). The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability on the consolidated balance sheet and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net and payments related to the swap are recognized in Interest expense, net in the consolidated statements of operations. The bank counterparty to the derivative potentially exposes the Company to credit-related losses in the event of nonperformance. To mitigate that risk, the Company only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. The Company monitors counterparty risk on at least a quarterly basis and adjusts its exposure as necessary. The Company does not enter into derivative instrument transactions for trading or speculative purposes.

Leases — The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right‑of‑use assets, Operating lease liabilities, and Long‑term operating lease liabilities in the Company’s consolidated balance sheet. Operating lease right‑of‑use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right‑of‑use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, if the Company’s leases do not provide an implicit rate, based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined based on the Company’s estimated credit rating, the term of the lease, economic environment where the asset resides, and full collateralization. The operating lease right‑of‑use assets also include any lease payments made and are reduced by any lease incentives. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight‑line basis over the lease term. The Company’s operating leases are primarily for office space, cars, and office equipment. The Company’s finance lease is included in Property and equipment, net, Accruals and other current liabilities, and Other liabilities in the Company’s consolidated balance sheet.
Significant Accounting Policies — There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s registration statement on Form S‑1, as amended, on file with the SEC. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2019 included in the Company’s registration statement on Form S‑1, as amended, on file with the SEC.
Note 2: Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018‑15 is effective for the Company for the annual reporting period beginning after December 15, 2020, and interim periods beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and its impact on the Company’s consolidated results of operations and financial position.
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for the Company for the interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company does not believe that this ASU will have a material impact on the Company’s consolidated results of operations and financial position.

Recently Adopted Accounting Guidance
In February 2016, the FASB issued ASU No. 2016‑02 regarding ASC Topic 842, Leases (“Topic 842”). This ASU requires balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Subsequent to the issuance of ASU 2016‑02, the FASB issued ASU Nos. 2018‑01, Land Easement Practical Expedient for Transition to Topic 842, 2018‑10, Codification Improvements to Topic 842, Leases, 2018‑11, Leases (Topic 842): Targeted Improvements, and 2018‑20, Narrow-Scope Improvements for Lessors. These ASUs do not change the core principle of the guidance in Topic 842. Instead, these amendments are intended to clarify and improve operability of certain topics included within the lease standard.
The Company adopted Topic 842 as of January 1, 2020 using the modified retrospective method for all existing leases. Upon adoption, the Company recognized its lease assets and lease liabilities measured at the present value of all future fixed lease payments, discounted using the Company’s incremental borrowing rate.
The Company elected the package of practical expedients as permitted under the transition guidance, which allows the Company: (1) to not reassess whether any existing contracts are leases or contain a lease; (2) to not reassess the lease classification of existing leases; and (3) to not reassess treatment of initial direct costs for existing leases. Additionally, the Company elected the practical expedients to combine lease and non-lease components for new leases post adoption and to not recognize lease assets and lease liabilities for leases with a term of 12 months or less.
Upon adoption of Topic 842, the Company recognized right‑of‑use assets of $45,850 and lease liabilities of $47,666 calculated based on the present value of the remaining minimum lease payments as of the adoption date. Topic 842 did not have a material impact to the Company’s consolidated statement of operations (see Note 8).
In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). Previous guidance required the allowance for doubtful accounts to be estimated based on an incurred loss model, which considers past and current conditions. Topic 326 requires companies to use an expected loss model that also considers reasonable and supportable forecasts of future conditions. Additionally, Topic 326 requires the allowance for doubtful accounts balance (contra‑asset) to be presented separately in the consolidated balance sheets. Topic 326 is effective for the Company for the annual period beginning after December 15, 2020, including interim periods within that annual period. The Company adopted Topic 326 as of January 1, 2020 using the modified retrospective method of adoption. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations and financial position.
In August 2018, the FASB issued ASU No. 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018‑13”). ASU 2018‑13 modifies certain required disclosures and establishes new requirements related to fair value measurement. Additionally, the disclosure requirement to state the reasons for transfers between Level 1 and Level 2, the policy for timing transfers between levels, and the valuation process for Level 3 measurements have been removed. ASU 2018‑13 is effective for the Company for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company adopted the ASU effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial position.

In December 2019, the FASB issued ASU No. 2019‑12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019‑12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019‑12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019‑12 is effective for the Company for the annual period beginning after December 15, 2021, including interim periods within that annual period. The Company adopted the ASU effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial position.
Note 3: Revenue from Contracts with Customers
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services.
Nature of Products and Services
The Company generates revenues from subscriptions, perpetual licenses, and professional services.
Subscriptions
SELECT subscriptions — A prepaid annual recurring subscription that accounts (which are based on distinct contractual and billing relationships with the Company, where affiliated entities of a single parent company may each have an independent account with the Company) can elect to add to a new or previously purchased perpetual license. SELECT provides accounts with benefits, including upgrades, comprehensive technical support, pooled licensing benefits, annual portfolio balancing exchange rights, learning benefits, certain Azure‑based cloud collaboration services, mobility advantages, and access to other available benefits. SELECT subscription revenues are recognized as distinct performance obligations are satisfied. The performance obligations within the SELECT offering, outside of the portfolio balancing exchange right, are concurrently delivered and have the same pattern of recognition. These performance obligations are accounted for ratably over the term as a single performance obligation.
Enterprise subscriptions — The Company also provides Enterprise subscription offerings which provide its largest accounts with complete and unlimited global access to the Company’s comprehensive portfolio of solutions. Enterprise License Subscriptions (“ELS”) provide access for a prepaid fee, which is based on the account’s usage of software in the preceding year, to effectively create a fee‑certain consumption‑based arrangement. ELS contain a term license component, SELECT maintenance and support, and performance consulting days. The SELECT maintenance and support benefits under ELS do not include a portfolio balancing performance obligation. Revenue is allocated to the various performance obligations based on their respective standalone selling price (“SSP”). Revenue allocated to the term license component is recognized upon delivery at the start of the subscription term while revenues for the SELECT maintenance and support and the performance consulting days are recognized as delivered over the subscription term. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets.
Enterprise 365 (“E365”) subscriptions, which were introduced during the fourth quarter of 2018, provide unrestricted access to the Company’s comprehensive software portfolio, similar to ELS, however, the accounts are charged based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, and Success Plan services, which are designed to achieve business outcomes through more efficient and effective use of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is defined as distinct user access on a daily basis. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage.

Term license subscriptions — The Company provides annual, quarterly, and monthly term licenses for its software products. Term license subscriptions contain a term license component and SELECT maintenance and support. Revenue is allocated to the various performance obligations based on their SSP. Annual term licenses (“ATL”) are generally prepaid annually for named user access to specific products. Quarterly term license (“QTL”) subscriptions allow accounts to pay quarterly in arrears for license usage that is beyond their prepaid subscriptions. Monthly term license (“MTL”) subscriptions are identical to QTL subscriptions, except for the term of the license, and the manner in which they are monetized. MTL subscriptions require a Cloud Services Subscription (“CSS”), which is described below. For ATL, revenue allocated to the term license component is recognized upon delivery at the start of the subscription term while revenue for the SELECT maintenance and support is recognized as delivered over the subscription term. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets. For usage‑based QTL and MTL subscriptions, revenues are recognized based upon usage incurred by the account. Usage is defined as peak usage over the respective terms. The terms of QTL and MTL subscriptions align with calendar quarters and calendar months, respectively, and revenue is recognized based on actual usage.
Visas and Passports are quarterly or annual term licenses enabling users to access specific project or enterprise information and entitle certain functionality of the Company’s ProjectWise and AssetWise systems. The Company’s standard offerings are usage based with monetization through the Company’s CSS program as described below.
CSS is a program designed to streamline the procurement, administration, and payment process. The program requires an account to estimate their annual usage for CSS eligible offerings and deposit funds in advance. Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. CSS balances not utilized for eligible products or services may roll over to future periods or are refundable. Paid and unconsumed CSS balances are recorded in Accruals and other current liabilities in the consolidated balance sheets. Software and services consumed under CSS are recognized pursuant to the applicable revenue recognition guidance for the respective software or service and classified as subscriptions or services based on their respective nature.
Perpetual licenses
Perpetual licenses may be sold with or without attaching a SELECT subscription. Historically, attachment and retention of the SELECT subscription has been high given the benefits of the SELECT subscription. Perpetual license revenue is recognized upon delivery of the license to the user.
Services
The Company provides professional services including training, implementation, configuration, customization, and strategic consulting services. The Company performs projects on both a time and materials and a fixed fee basis. The Company’s recent and preferred contractual structures for delivering professional services include (i) delivery of the services in the form of subscription‑like, packaged offerings which are annually recurring in nature, and (ii) delivery of the Company’s growing portfolio of Success Plans in standard offerings which offer a level of subscription service over and above the standard technical support offered to all accounts as part of their SELECT or Enterprise agreement. Revenues are recognized as services are performed.
The Company primarily utilizes its direct internal sales force and also has arrangements through independent channel partners to promote and sell Bentley products and subscriptions to end‑users. Channel partners are authorized to promote the sale of an authorized set of Bentley products and subscriptions within an authorized geography under a Channel Partner Agreement.

Significant Judgments and Estimates
The Company’s contracts with customers may include promises to transfer licenses (perpetual or term‑based), maintenance, and services to a user. Judgment is required to determine if the promises are separate performance obligations, and if so, the allocation of the transaction price to each performance obligation. When an arrangement includes multiple performance obligations which are concurrently delivered and have the same pattern of transfer to the customer, the Company accounts for those performance obligations as a single performance obligation. For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative SSP of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately and needs to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services.
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of September 30, 2020 and December 31, 2019, the Company has deferred $18,231 and $18,060 related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	September 30,	December 31,
	2020	2019
Contract assets	$313	$644
Deferred revenues	179,900	213,145
As of September 30, 2020, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets. Contract assets were not impaired as of September 30, 2020.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and professional services. The timing of revenue recognition may differ from the timing of billings to users.
During the nine months ended September 30, 2020, $177,462 of revenue that was included in the December 31, 2019 deferred revenue balance was recognized. There were additional deferrals of $142,678, which were primarily related to new billings.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2020, amounts allocated to these remaining performance obligations are $179,900, of which the Company expects to recognize 96.5% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The following table details revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Subscriptions:
SELECT subscriptions	$67,509	$65,450	$199,848	$196,564
Enterprise license subscriptions	55,978	48,320	165,268	135,959
Term license subscriptions	49,687	41,421	135,895	112,815
Subscriptions	173,174	155,191	501,011	445,338
Perpetual licenses:
Perpetual licenses	12,827	13,787	36,020	38,255
Subscriptions and licenses	186,001	168,978	537,031	483,593
Services:
Professional services (recurring)	4,308	5,238	11,624	15,682
Professional services (other)	12,688	12,372	33,322	34,457
Services	16,996	17,610	44,946	50,139
Total revenues	$202,997	$186,588	$581,977	$533,732
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2020 and 2019, the Company recognized $85,369 and $82,179 of license related revenues, respectively, of which $72,542 and $68,392, respectively, was attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions. For the nine months ended September 30, 2020 and 2019, the Company recognized $245,639 and $225,921 of license related revenues, respectively, of which $209,619 and $187,666, respectively, was attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions.
The Company derived 8% of its total revenues through channel partners for the three and nine months ended September 30, 2020 and 2019.

Revenue to external customers is attributed to individual countries based upon the location of the customer.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Americas (1)	$102,104	$91,776	$287,942	$259,216
Europe, the Middle East, and Africa (“EMEA”) (2)	63,335	55,793	184,913	171,604
Asia-Pacific (“APAC”)	37,558	39,019	109,122	102,912
Total revenues	$202,997	$186,588	$581,977	$533,732

(1)Americas includes the United States, Canada, and Latin America (including the Caribbean). Revenue attributable to the United States totaled $91,993 and $79,974 for the three months ended September 30, 2020 and 2019, respectively, and $251,194 and $222,769 for the nine months ended September 30, 2020 and 2019, respectively.
(2)Revenue attributable to the United Kingdom totaled $18,470 and $14,146 for the three months ended September 30, 2020 and 2019, respectively, and $46,355 and $41,443 for the nine months ended September 30, 2020 and 2019, respectively.
Note 4: Acquisitions
During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company completed a number of acquisitions, none of which were material, individually or in the aggregate, to the Company’s consolidated statements of operations and financial position. The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
Number of acquisitions	4	4
Cash paid at closing (1)	$70,984	$36,577
Cash acquired	(2,064)	(2,523)
Net cash paid	$68,920	$34,054

(1)Of the cash paid at closing during the nine months ended September 30, 2020, $3,413 was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30,	December 31,
	2020	2019
Accruals and other current liabilities	$3,583	$5,100
Other liabilities	1,560	1,499
Contingent consideration from acquisitions	$5,143	$6,599
Non-contingent consideration from acquisitions of $91 and $900 as of September 30, 2020 and December 31, 2019, respectively, is included in Accruals and other current liabilities in the consolidated balance sheets.

The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date. Independent valuations are obtained to support purchase price allocations when deemed appropriate.
In connection with the purchase price allocations related to the Company’s acquisitions, the Company has estimated the fair values of the support obligations assumed relative to acquired deferred revenue. The estimated fair values of the support obligations assumed were determined using a cost‑build‑up approach. The cost‑build‑up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. For accounting purposes, the sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the remaining support contract term of the Company’s acquired contracts. During the three months ended September 30, 2020 and 2019, the fair value adjustments to reduce revenue were $288 and $36, respectively, and $483 and $310 during the nine months ended September 30, 2020 and 2019, respectively.
The purchase accounting for the four acquisitions completed during the nine months ended September 30, 2020 is not yet completed. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however such measurement period cannot exceed one year.
Acquisition and integration costs are expensed as incurred. During the three months ended September 30, 2020 and 2019, the Company incurred acquisition and integration costs of $531 and $196, respectively, and $1,609 and $447 during the nine months ended September 30, 2020 and 2019, respectively, which include costs related to legal, accounting, valuation, general administrative, and other consulting fees. Such costs are recorded in General and administrative in the Company’s consolidated statements of operations.

The following summarizes the fair values of the assets acquired and liabilities assumed as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
Consideration:
Cash paid at closing	$70,984	$36,577
Contingent consideration	1,902	4,498
Deferred payment obligations to (from) sellers	(141)	—
Total consideration	$72,745	$41,075
Assets acquired and liabilities assumed:
Cash	$2,064	$2,523
Prepaid and other current assets	5,671	1,782
Operating lease right-of-use assets	1,668	—
Property and equipment	172	411
Other assets	36	84
Customer relationship asset (weighted average useful life of 7 years)	8,854	6,534
Software and technology (weighted average useful life of 3 years)	2,207	2,423
Non-compete agreement (useful life of 5 years)	200	150
Trademarks (weighted average useful life of 9 and 5 years, respectively)	3,050	1,431
Total identifiable assets acquired excluding goodwill	23,922	15,338
Accruals and other current liabilities	(2,458)	(3,538)
Deferred revenues	(4,274)	(2,897)
Operating lease liabilities	(1,668)	—
Deferred income taxes	(1,005)	(1,869)
Other liabilities	(87)	—
Total liabilities assumed	(9,492)	(8,304)
Net identifiable assets acquired excluding goodwill	14,430	7,034
Goodwill	58,315	34,041
Net assets acquired	$72,745	$41,075
The fair values of the working capital, other assets (liabilities), and property and equipment approximated their respective carrying values as of the acquisition date.
As discussed above, the fair values of deferred revenues were determined using the cost‑build‑up approach.
The fair values of the intangible assets were primarily determined using the income approach. When applying the income approach, indications of fair values were developed by discounting future net cash flows to their present values at market‑based rates of return. The cash flows were based on estimates used to price the acquisitions and the discount rates applied were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities as well as future expected cash flows. Of the goodwill recorded as of September 30, 2020, $24,085 is expected to be deductible for tax purposes.

Acquisition Subsequent to September 30, 2020
In October 2020, the Company completed the acquisition of Professional Construction Strategies Group Ltd. to further advance its digital integrator capabilities. The acquisition is not expected to be material to the Company’s consolidated statements of operations and financial position.
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Land	$2,811	$2,811
Building and improvements	32,803	31,619
Computer equipment and software	50,087	47,472
Furniture, fixtures, and equipment	12,930	12,593
Aircraft	4,075	3,910
Other	58	79
Property and equipment, at cost	102,764	98,484
Less accumulated depreciation	(73,432)	(68,852)
Total property and equipment, net	$29,332	$29,632
Depreciation expense was $2,630 and $2,413 for the three months ended September 30, 2020 and 2019, respectively, and $7,556 and $7,212 for the nine months ended September 30, 2020 and 2019, respectively.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

Balance, December 31, 2019	$480,065
Acquisitions	58,315
Foreign currency translation adjustments	3,935
Other adjustments	(76)
Balance, September 30, 2020	$542,239
Details of intangible assets other than goodwill as of September 30, 2020 and December 31, 2019 are as follows:

		September 30, 2020			December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3 years	$68,650	$(62,661)	$5,989	$66,063	$(58,866)	$7,197
Customer relationships	3-10 years	98,602	(68,217)	30,385	88,904	(59,744)	29,160
Trademarks	3-10 years	25,353	(15,466)	9,887	22,278	(12,461)	9,817
Non-compete agreements	5 years	350	(51)	299	150	(11)	139
Total intangible assets		$192,955	$(146,395)	$46,560	$177,395	$(131,082)	$46,313

The aggregate amortization expense for purchased intangible assets with finite lives recorded for the three and nine months ended September 30, 2020 and 2019 was reflected in our consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of subscriptions and licenses	$1,265	$915	$3,426	$2,760
Amortization of purchased intangibles	3,869	3,550	10,984	10,402
Total amortization expense	$5,134	$4,465	$14,410	$13,162
Note 7: Investments
In September 2020, the Company acquired an interest in a platform as a service technology company with a focus on digital twin integration in the energy sector. In September 2019, the Company and Topcon Positioning Systems, Inc. (“Topcon”) formed Digital Construction Works, Inc. (“DCW”), a joint venture which operates as a digital integrator of software and cloud services for the construction industry. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. The Company and Topcon each have a 50% ownership in DCW.
The Company applies the cost method of accounting for its investment over which it does not have the ability to exercise significant influence over operating and financial policies. Under the cost method, the Company records the investment based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations. The Company applies the equity method of accounting for its investment over which it does have the ability to exercise significant influence over operating and financial policies. Under the equity method, the Company recognizes its initial investment at cost and subsequently adjusts it by the Company’s proportional share of income or losses from the investment. The Company accounts for its investment in DCW using the equity method and accounts for its other investment using the cost method. For the nine months ended September 30, 2020, the Company invested $3,440 and $1,500 in cost and equity method investments, respectively. As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s investment in DCW was $1,778 and $1,725, respectively. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. The Company’s investments were not impaired as of September 30, 2020.
Related Party Disclosures — Pursuant to ASC 850‑10‑20, Related Party Disclosures, the Company has determined that DCW is a related party. For the three and nine months ended September 30, 2020, transactions between the Company and DCW were immaterial to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and cars, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented. As of September 30, 2020, the Company’s leases have remaining terms of less than one year to seven years, some of which include one or more options to renew, with renewal terms of up to six years and some of which include options to terminate the leases within the next four years.

For contracts with lease and non‑lease components, the Company has elected not to allocate the contract consideration, and account for the lease and non-lease components as a single lease component. Payments under the Company’s lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. Variable lease cost may include common area maintenance, property taxes, utilities, and fluctuations in rent due to a change in an index or rate. The Company has elected not to recognize a right‑of‑use asset or lease liability for short‑term leases (leases with a term of twelve months or less). Short‑term leases are recognized in the consolidated statements of operations on a straight‑line basis over the lease term. Short‑term lease expense was not material for the periods presented.
The components of operating lease cost reflected in the consolidated statements of operations for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease cost (1)	$4,565	$13,424
Variable lease cost	1,016	2,898
Short-term lease cost	20	27
Total operating lease cost	$5,601	$16,349

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,386 and $12,857 for the three and nine months ended September 30, 2020.
Other information related to leases for the nine months ended September 30, 2020 was as follows:

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,589
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,530
Weighted average remaining lease term — operating leases (in years)	3.68
Weighted average discount rate — operating leases	2.22%
Maturities of operating lease liabilities as of September 30, 2020 are as follows:

September 30, 2020
Remainder of 2020	$4,679
2021	16,862
2022	12,876
2023	8,120
2024	4,254
Thereafter	4,666
Total future lease payments	51,457
Less: imputed interest	(3,273)
Total operating lease liabilities	$48,184
As of September 30, 2020, the Company had additional operating lease minimum lease payments of $106 for executed leases that have not yet commenced, primarily for office locations.

Total financing lease liabilities as of September 30, 2020 were $324. Supplemental balance sheet information related to the financing lease as of September 30, 2020 is as follows:

September 30, 2020
Property and equipment	$574
Accumulated depreciation	(197)
Property and equipment, net	$377

Accruals and other current liabilities	$184
Other liabilities	140
Total financing lease liabilities	$324
As of December 31, 2019, under the prior lease standard (Topic 840), future minimum lease payments under non‑cancelable operating leases are as follows:

December 31, 2019
2020	$15,886
2021	13,186
2022	10,385
2023	6,572
2024	3,216
Thereafter	2,771
Total minimum lease payments	$52,016
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Cloud Services Subscription deposits	$78,671	$54,688
Accrued benefits	32,074	33,184
Accrued compensation	24,113	31,537
Accrued expenses associated with initial public offering	22,066	—
Accrued severance and realignment costs	10,336	1,688
Due to customers	9,507	8,945
Accrued acquisition stay bonuses	6,006	4,143
Accrued hosting costs	5,664	2,215
Sales taxes payable	3,596	5,287
Contingent consideration from acquisitions	3,583	5,100
Accrued professional fees	2,867	4,382
Accrued facility costs	1,981	2,168
Non-contingent consideration from acquisitions	91	900
Accrued rent	—	1,909
Other accrued and current liabilities	12,311	11,371
Total accruals and other current liabilities	$212,866	$167,517

Note 10: Long‑Term Debt
Long‑term debt consists of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Bank credit facility:
Senior secured revolver	$465,000	$233,750
Term loan	124,583	—
Total long‑term debt	$589,583	$233,750
Bank Credit Facility — On December 19, 2017, the Company entered into an amended and restated credit agreement (the “Credit Facility”), which matures on December 18, 2022. Upon entry into the Credit Facility, the Company obtained a $500,000 senior secured revolving facility and refinanced all indebtedness outstanding under its prior facility. On September 2, 2020, the Company entered into the First Amendment to the Credit Facility, which provided a new term loan of $125,000 (the “Term Loan”) with a maturity of December 18, 2022 and included certain other amendments, including the addition of a mandatory prepayment provision requiring the Company to prepay borrowings under the Credit Facility in an aggregate amount equal to the net proceeds from any underwritten public offering by the Company, which prepayment shall be applied, first, to the Term Loan and, second, to any borrowings outstanding under the revolving facility under the Credit Facility without reducing the revolving commitments thereof. The Company used borrowings under the Term Loan and under the revolving facility under the Credit Facility to pay the Special Dividend declared by the Company’s board of directors on August 28, 2020 (see Note 13). As of September 30, 2020, Term Loan borrowings are net of $417 in unamortized debt issuance costs.
In addition to the revolving line of credit, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $50,000 multi‑currency swing‑line sub‑facility and a $100,000 incremental “accordion” sub‑facility. The Company had $150 and $546 of letters of credit and surety bonds outstanding as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had $34,850 and $265,704, respectively, available under the Credit Facility.
Under the Credit Facility, the Company may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings is at the one‑month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 100 basis points (“bps”) to 225 bps as determined by the Company’s net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the greater of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 0 bps to 125 bps as determined by the Company’s leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 15 bps to 30 bps as determined by the Company’s net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants in its debt agreements.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which the Company executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability on the consolidated balance sheet and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net, in the consolidated statements of operations. As of September 30, 2020, the Company recorded a swap related liability at fair value of $3,365.

The weighted average interest rate under the Credit Facility was 1.59% and 3.43% for the three months ended September 30, 2020 and 2019, respectively, and 1.92% and 3.63% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, accrued interest and fees were $26. There were no accrued interest or fees as of December 31, 2019. Interest expense was $1,807 and $2,305 for the three months ended September 30, 2020 and 2019, respectively, and $4,351 and $6,905 for the nine months ended September 30, 2020 and 2019, respectively.
For the three and nine months ended September 30, 2020, the Company incurred $432 of debt issuance costs related to the Term Loan. In addition, interest expense includes amortization of deferred financing costs of $153 and $138 for the three months ended September 30, 2020 and 2019, respectively, and $430 and $415 for the nine months ended September 30, 2020 and 2019, respectively.
Other — Interest expense related to other obligations was $15 and $13 for the three months ended September 30, 2020 and 2019, respectively, and $40 and $157 for the nine months ended September 30, 2020 and 2019, respectively.
Note 11: Executive Bonus Plan
Certain of the Company’s key employees, including its named executive officers, participate in the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated, effective as of September 3, 2020 (the “Bonus Plan”). Pursuant to the Bonus Plan, participants are eligible to receive incentive bonuses that are determined based on the Company’s adjusted Management Report Operating Income (“MROI”), as defined in the plan agreement and before deduction for such plan payments. For purposes of the Bonus Plan, the bonus pool thereunder may be funded with up to an aggregate of 20% of the Company’s adjusted MROI, subject to approval by the board of directors, with payments made to plan participants based on each such participant’s allocated interest in the bonus pool. The plan permits the deduction of certain holdback amounts from the plan’s pool, from which amounts can then be allocated to fund items including equity and/or cash incentive compensation for non‑plan participants and participant charitable contributions.
A participant may defer any portion, or all, of such participant’s incentive bonus payable pursuant to the Bonus Plan into the DCP (see Note 12). Prior to September 3, 2020, a participant’s non‑deferred incentive bonus was payable in cash. On September 3, 2020, the Company amended and restated the Bonus Plan to provide, in part, that a participant may elect to receive any portion, or all, of such participant’s non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock issued under the Company’s 2020 Incentive Award Plan (see Note 15) beginning in the fourth quarter of 2020, subject to the limitation described below. Such election must be made prior to the start of the applicable calendar quarter for which the incentive bonus is to be paid, and the number of shares of Class B Common Stock payable in respect of such elected amount is calculated using a volume-weighted average price of the Company’s Class B Common Stock for the period commencing on the tenth trading day prior to the end of the applicable calendar quarter and ending on the tenth trading day following the end of the applicable calendar quarter. Notwithstanding participants’ elections to receive shares of fully vested Class B Common Stock in respect of their non‑deferred incentive bonus payments, if, in any calendar quarter, the aggregate dollar value of shares of fully vested Class B Common Stock payable in respect of the non‑deferred incentive bonuses exceeds $7,500, the portion of each participant’s non‑deferred incentive bonus payable in shares of fully vested Class B Common Stock will be reduced pro rata such that the $7,500 limit is not exceeded, and, for each affected participant, the amount of such reduction will be payable in cash.
During the three months ended September 30, 2020 and 2019, the incentive compensation, including cash payments and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $9,905 and $8,397, respectively, and $26,469 and $22,036 for the nine months ended September 30, 2020 and 2019, respectively.

Note 12: Retirement Plans
The Company maintains a qualified 401(k) profit‑sharing plan (the “Plan”) for the benefit of substantially all U.S.‑based full‑time colleagues. The Company may make discretionary profit‑sharing contributions to the Plan up to a maximum of 5% of “qualified cash compensation” for each eligible participating colleague. Non‑discretionary (matching) 401(k) contributions to the Plan, for full‑time U.S. colleagues, were $2,600 and $2,423, for the nine months ended September 30, 2020 and 2019, respectively. The Company also maintains various retirement benefit plans (primarily defined contribution plans) for colleagues of its international subsidiaries. Contributions to these plans were $5,566 and $5,956, for the nine months ended September 30, 2020 and 2019, respectively.
The Company also has a nonqualified DCP, which was amended and restated effective September 22, 2020, under which certain officers and key colleagues may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are required to be in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock. The Company’s discretionary awards made prior to January 1, 2016 vest 20% on the date of grant and 20% on each of the four subsequent anniversary dates. The Company’s discretionary awards made on or after January 1, 2016 are 100% vested at the time of grant. No discretionary contributions were made to the DCP during the nine months ended September 30, 2020 and 2019. Pursuant to the terms of the DCP, in connection with the Special Dividend (see Note 13) declared on August 28, 2020, participants received phantom shares valued at $41,948 in lieu of the Special Dividend.
Amounts in the DCP attributable to certain non‑colleague participants are settled in cash and are classified as liabilities which are marked to market at the end of each reporting period. The total liability related to the DCP for non‑colleague participants was $2,300 and $2,544 as of September 30, 2020 and December 31, 2019, respectively.
The table below shows compensation (income) expense related to the DCP recorded during the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
DCP related compensation (income) expense	$50	$9	$(115)	$304
Note 13: Common Stock
Initial Public Offering
On September 25, 2020, the Company completed its IPO. The selling stockholders identified in the Company’s registration statement on Form S-1, as amended, on file with the SEC, sold 12,360,991 shares of Class B Common Stock at a public offering price of $22.00 per share. The Company did not sell any shares in the IPO and did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders.
In connection with the IPO, the Company’s amended and restated Certificate of Incorporation authorizes shares of undesignated preferred stock. See below for further detail.
Authorized Common Shares — Upon the closing of the IPO, the Company’s amended and restated Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of Class A Common Stock and up to 1,800,000,000 shares of Class B Common Stock. Prior to the IPO, the Company amended and restated its Certificate of Incorporation on April 20, 2018 to authorize 320,000,000 shares of Class A Common Stock and 600,000,000 shares of Class B Common Stock. As of September 30, 2020 and December 31, 2019, outstanding shares of Class A Common Stock totaled 11,601,757. As of September 30, 2020 and December 31, 2019, outstanding shares of Class B Common Stock totaled 250,625,279 and 243,241,192, respectively.

Sales, Repurchases, and Issuances of Company Capital Stock
In September 2016, the Company entered into a Class B Common Stock Purchase Agreement with a strategic investor (the “Common Stock Purchase Agreement”), pursuant to which the investor could acquire in a series of transactions up to $200,000 of the Company’s Class B Common Stock at the then prevailing fair market value, either directly from selling stockholders, in which case the Company would act as pass through agent, or by funding the Company’s repurchase and subsequent sale to the investor of shares acquired by the Company from existing Company stockholders.
The Common Stock Purchase Agreement grants to the strategic investor certain informational and protective rights, including, for so long as the Company remains party to a long-term strategic collaboration agreement with the investor, a pre‑IPO right of first refusal on any sale of the Company and a post‑IPO right to participate in any sale process the Company may undertake. The strategic investor’s right of first refusal terminated upon the effectiveness of the Company’s IPO registration statement.
On April 23, 2018, the Company entered into an amendment to the Common Stock Purchase Agreement, which (i) increased the maximum purchase amount from $200,000 to $250,000 thereunder, (ii) extended the expiration of the agreement from 2026 to 2030, and (iii) granted the Company the right to retain a portion of the shares that would otherwise be sold to the investor.
During the nine months ended September 30, 2020, the investor purchased 4,574,567 shares under the Common Stock Purchase Agreement, with 3,769,345 of such shares having been repurchased by the Company and re‑sold to the investor for consideration of $58,349 and 805,053 shares acquired directly by the investor for consideration of $12,462. During the nine months ended September 30, 2020, the investor reached the maximum purchase amount of $250,000.
During the nine months ended September 30, 2019, the investor purchased 791,873 shares under the Common Stock Purchase Agreement, with 622,873 of such shares having been repurchased by the Company and re‑sold to the investor for consideration of $4,510 and 169,000 shares acquired directly by the investor for consideration of $1,224.
During the nine months ended September 30, 2020, the Company issued 3,506,103 shares of Class B Common Stock to colleagues who exercised their stock options, net of shares withheld at exercise. Of the total options exercised for 4,864,944 shares, 1,358,841 shares were sold back to the Company to pay for the cost of the options as well as applicable income tax withholdings of $3,618. Of the total options exercised, 1,761,769 shares were issued for cash totaling $7,776. During the nine months ended September 30, 2020, the Company paid $1,454 for 128,176 shares sold back to the Company upon exercise of the Put and Call provisions under the Amended and Restated 2015 Equity Incentive Plan (the “Equity Incentive Plan”) (see Note 15).
During the nine months ended September 30, 2019, the Company issued 2,979,031 shares of Class B Common Stock to colleagues who exercised their stock options, net of shares withheld at exercise. Of the total options exercised for 4,372,294 shares, 1,393,263 shares were sold back to the Company to pay for the cost of the options as well as applicable income tax withholdings of $2,270. Of the total options exercised, 1,125,506 shares were issued for cash totaling $3,054. During the nine months ended September 30, 2019, the Company paid $4,952 for 632,859 shares sold back to the Company upon exercise of the Put and Call provisions under its applicable equity incentive plans (see Note 15).
Upon the completion of the IPO, the Put and Call provisions of the Company’s Equity Incentive Plan terminated automatically.

During the nine months ended September 30, 2020, the Company issued 2,984,531 shares of Class B Common Stock to DCP participants in connection with distributions from the plan. During the nine months ended September 30, 2019, the Company issued 2,233,807 shares of Class B Common Stock to DCP participants in connection with distributions from the plan. The distribution in shares for the nine months ended September 30, 2020 totaled 3,165,759 shares of which 181,228 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $1,877. The distribution in shares for the nine months ended September 30, 2019 totaled 2,913,613 shares of which 679,806 shares were sold back to the Company to pay for the cost of applicable income tax withholding of $4,972.
During the nine months ended September 30, 2020 and 2019, the Company repurchased 549,834 and 258,103 shares from its profit‑sharing plan for $6,970 and $1,939, respectively.
Selected Terms of Class A Common Stock and Class B Common Stock — Upon the closing of the IPO, the rights of the holders of Class A Common Stock and Class B Common Stock are identical, except with respect to voting and conversion rights. Each share of Class B Common Stock is entitled to one vote per share, while each share of Class A Common Stock is entitled to 29 votes per share and is convertible at any time into one share of Class B Common Stock. Class A Common Stock will automatically convert into Class B Common Stock upon certain transfers, and its votes per share will be reduced to 11 in the event none of the Bentleys, as defined, serves as a Company director or executive officer. Class A Common Stock also will automatically convert into shares of Class B Common Stock upon the affirmative vote of at least 90% of the then outstanding shares of Class A Common Stock or such time that the Bentley family, as defined, collectively, directly or indirectly, own less than 20% of the issued and outstanding Class B Common Stock on a fully-diluted basis (assuming the conversion of all issued and outstanding Class A Common Stock). Pursuant to the terms of the Company’s amended and restated Certificate of Incorporation in effect prior to the IPO, each share of Class B Common Stock had the same rights and privileges as each share of Class A Common Stock, except that the holders of outstanding shares of Class B Common Stock did not have any right to vote on, or consent with respect to, any matters to be voted on or consented to by the stockholders of the Company except as was required by law, and the shares of Class B Common Stock were not included in determining the number of shares voting or entitled to vote on any such matters.
Selected Terms of Preferred Stock — Upon the closing of the IPO, the Company’s amended and restated Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of preferred stock. Preferred stock has rights, preferences, and privileges which may be designated from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock outstanding.

Dividends — The Company declared cash dividends during the periods presented as follows:

	Dividend Per Share	Amount
2020:
Third quarter (1)	$1.530	$400,311
Second quarter	0.030	7,771
First quarter	0.030	7,666
Total	$1.590	$415,748
2019:
Third quarter	$0.025	$6,380
Second quarter	0.025	6,375
First quarter	0.025	6,268
Total	$0.075	$19,023

(1)On August 28, 2020, the Company’s board of directors declared a Special Dividend of $1.50 per share of the Company’s common stock ($392,489 in the aggregate) payable to all stockholders of record as of August 31, 2020, including dividends which accrue on certain unvested restricted stock and RSUs. In connection with the Special Dividend declaration, an in kind adjustment was made to phantom shares issuable pursuant to the DCP (see Note 12) and the exercise price of all outstanding stock options at that time were reduced by $1.50, but not lower than $0.01 (see Note 15).
Global Employee Stock Purchase Plan — Effective September 22, 2020, the Company’s Board and its stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation, up to a maximum of $25 per year and subject to any other plan limitations, toward the purchase of the Company’s Class B Common Stock at a discounted price. The ESPP has 25,000,000 shares of Class B Common Stock reserved for issuance. The ESPP will be implemented by means of consecutive offering periods, with the first offering period expected to commence on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). As of September 30, 2020, no shares were issued under the ESPP.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2020 and 2019:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2020	$(27,411)	$(993)	$(28,404)
Other comprehensive (loss) income, before taxes	(812)	11	(801)
Tax benefit	—	(6)	(6)
Other comprehensive (loss) income, net of taxes	(812)	5	(807)
Balance, September 30, 2020	$(28,223)	$(988)	$(29,211)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2019	$(26,461)	$(537)	$(26,998)
Other comprehensive income, before taxes	3,357	7	3,364
Tax benefit	—	(2)	(2)
Other comprehensive income, net of taxes	3,357	5	3,362
Balance, September 30, 2019	$(23,104)	$(532)	$(23,636)
Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2020 and 2019:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2019	$(22,908)	$(1,019)	$(23,927)
Other comprehensive (loss) income, before taxes	(5,315)	52	(5,263)
Tax benefit	—	(21)	(21)
Other comprehensive (loss) income, net of taxes	(5,315)	31	(5,284)
Balance, September 30, 2020	$(28,223)	$(988)	$(29,211)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2018	$(28,867)	$(547)	$(29,414)
Other comprehensive income, before taxes	5,763	23	5,786
Tax benefit	—	(8)	(8)
Other comprehensive income, net of taxes	5,763	15	5,778
Balance, September 30, 2019	$(23,104)	$(532)	$(23,636)

Note 15: Equity Awards and Instruments
Effective September 22, 2020, the Company adopted and approved the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Incentive Award Plan”). The 2020 Incentive Award Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock-based or performance-based awards to certain directors, officers, colleagues, consultants, and advisors of the Company. The 2020 Incentive Award Plan provides that the total number of shares of Class B Common Stock that may be issued under the 2020 Incentive Award Plan is 25,000,000 (the “Absolute Share Limit”); provided, however, that the Absolute Share Limit is automatically increased on the first day of each fiscal year in an amount equal to the lower of 1% of the total number of shares of Class B Common Stock outstanding on the last day of the immediately preceding fiscal year and a lower number of shares of Class B Common Stock as determined by the Company’s board of directors. The 2020 Incentive Award Plan terminates in September 2030. As of September 30, 2020, no awards had been made pursuant to the 2020 Incentive Award Plan.
The Company also has equity awards outstanding under its Equity Incentive Plan which provided for the granting of awards in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, RSUs, and stock grants. The following is a summary of activity under the equity incentive plans.
Stock Options — Stock options generally vest ratably on each of the first four anniversaries of the grant date. Prior to the IPO, stock options granted under the Equity Incentive Plan included Put and Call provisions that allowed colleagues who have exercised an option to sell all or part of their shares acquired upon such exercise to the Company at the fair market value at the time of the sale. The exercise period for the Put right began on the second day after the six‑month anniversary of the date the option was exercised and ended after an additional 30 days. The Call right provision allowed the Company to purchase all or a part of the shares acquired by a colleague upon exercise of an option, at the fair market value at the time of such purchase. The Company could exercise the Call right at any time within seven months of the later of i) the optionee’s termination of service with the Company, or ii) the optionee’s (or his or her beneficiary’s) exercise of such option after a termination of service. These Put and Call rights terminated upon the completion of the IPO.
In accordance with the terms of the Equity Incentive Plan, in connection with the payment of the Special Dividend of $1.50 per share of the Company’s common stock on September 2, 2020, the Company equitably reduced the exercise price of each outstanding option granted under the Equity Incentive Plan by $1.50 (see Note 13).
The Company granted options for a total of 10,000 shares on March 12, 2020. The fair value of the awards was estimated on the date of grant using the Black‑Scholes option pricing model. The grant date fair value of each option to acquire a share of Class B Common Stock was $2.49.
The Company granted options for a total of 4,816,000 shares on March 22, 2019 and 10,000 shares on May 15, 2019. The fair value of the awards was estimated on the date of grant using the Black‑Scholes option pricing model. The grant date fair value of each option to acquire a share of Class B Common Stock was $1.66 and $1.65, respectively.
Stock Grants — Under the equity incentive plans, the Company may grant unrestricted, fully vested shares of Class B Common Stock to eligible colleagues. Prior to the IPO, any such shares awarded had Put and Call rights similar to those described above with respect to stock options, which terminated upon the completion of the IPO.
The Company granted 17,411 fully vested shares of Class B Common Stock during the nine months ended September 30, 2020. The Company did not grant fully vested shares of Class B Common Stock during the nine months ended September 30, 2019.

Restricted Stock and Restricted Stock Units — Under the equity incentive plans, the Company may grant both time and performance‑based shares of restricted Class B Common Stock to eligible colleagues. Additionally, the Company may grant both time and performance‑based RSUs to eligible colleagues, which entitle the grantee to receive a specific number of shares of the Company’s Class B Common Stock upon vesting. These RSUs also have dividend equivalent rights.
On March 31, 2020, the Company granted 12,454 shares of restricted stock, which are subject to a quarterly time‑based vesting schedule ending March 31, 2021.
On July 10, 2020 and July 21, 2020, the Company granted a total of 179,188 shares of restricted stock and RSUs and 6,136 shares of restricted stock, respectively, under the Company’s Equity Incentive Plan, at a grant date fair value of $15.48 per share, all of which are subject to performance‑based vesting as determined by the achievement of certain business growth targets, which include growth in annual recurring revenues as well as actual bookings for perpetual licenses and non‑recurring services. Annual performance targets are seasonalized and targets are set for quarterly and annual performance periods ending on December 31, 2020. These performance‑based restricted shares and RSUs carry dividend, but not voting rights. During the nine months ended September 30, 2020, the performance conditions to vesting were satisfied in respect of 37,237 of these shares, of which 998 shares were sold back to the Company to settle applicable income tax withholdings of $15.
Of the performance shares that vested in 2019, 8,774 shares were sold back to the Company to settle applicable income tax withholdings of $95, with the remaining shares delivered to participants in the nine months ended September 30, 2020. Of the performance shares granted in 2019, 292,131 shares did not vest and were canceled during the nine months ended September 30, 2020.
On July 10, 2020 and July 13, 2020, the Company granted a total of 179,188 shares and 10,000 shares, respectively, of restricted stock and RSUs under the Equity Incentive Plan at a grant date fair value of $15.48 per share, which vest ratably on each of the first four anniversaries of the grant date. These restricted shares and RSUs do not have voting rights and any dividends declared accrue on such shares and are paid only upon vesting.
On July 10, 2020, the Company granted a total of 994,912 shares of restricted stock and RSUs, including 32,238 cash‑settled RSUs, under the Equity Incentive Plan at a grant date fair value of $15.48 per share, which vested upon the Company’s completion of the IPO on September 25, 2020. These restricted shares and RSUs do not have voting or dividend rights, except in the case of any extraordinary dividend (as described in the Equity Incentive Plan) declared by the Company, if any, which would accrue on such shares and be paid only upon vesting. During the nine months ended September 30, 2020, 10,742 of the shares were canceled.
On July 21, 2020, the Company granted a total of 1,020,472 shares of restricted stock and RSUs including 46,300 RSUs that will be settled in cash, under the Equity Incentive Plan at a grant date fair value of $15.48 per share, which vest ratably on each of the first four anniversaries of the grant date. These restricted shares and RSUs do not have voting rights and any dividends declared accrue on such shares and are paid only upon vesting. During the nine months ended September 30, 2020, 12,500 of the shares were canceled.
For the nine months ended September 30, 2019, the Company granted 493,840 shares of restricted stock, all of which were subject to performance‑based vesting as determined by the achievement of business growth targets which included growth in annual recurring revenues as well as actual bookings for perpetual licenses and non‑recurring services. Annual performance targets were seasonalized and targets were set for quarterly and annual performance periods that ended on December 31, 2019. These restricted shares carried dividend, but not voting rights. During the nine months ended September 30, 2019, the performance conditions to vesting were satisfied in respect of 172,714 of these shares, of which 18,763 shares were sold back to the Company to settle applicable income tax withholdings of $136. During the nine months ended September 30, 2020, 292,131 of the shares were canceled.

Of the performance shares that vested in 2018, 23,343 shares were sold back to the Company to settle applicable income tax withholdings of $170, with the remaining shares delivered to participants in the nine months ended September 30, 2019. Of the performance shares granted in 2018, 60,832 shares did not vest and were canceled during the nine months ended September 30, 2019.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of business growth targets which included growth in annual recurring revenues as well as actual bookings for perpetual licenses and non‑recurring services. Annual performance targets were seasonalized and targets were set for quarterly and annual performance periods that ended on December 31, 2016. Certain colleagues elected to defer delivery of such shares upon vesting. During the nine months ended September 30, 2020 and 2019, 26,760 and 11,348 shares, respectively, were delivered to colleagues and, during the nine months ended September 30, 2020, 3,168 shares were sold back to the Company to settle income tax withholdings of $25. As of September 30, 2020 and December 31, 2019, 31,015 and 54,770, respectively, of these RSUs remained outstanding.
The following is a summary of option activity under the Company’s applicable equity incentive plans and after giving effect to the $1.50 downward exercise price adjustment as a result of the Special Dividend:

		Exercise Price Per Share
	Options		Weighted
	Outstanding	Range	Average
Balance, December 31, 2019	18,691,667	$2.00 – $5.74	$4.47
Option activity:
Granted	10,000	9.34	9.34
Exercised	(4,864,944)	2.00 – 5.74	3.37
Canceled	(223,250)	2.00 – 9.34	5.30
Balance, September 30, 2020	13,613,473	$3.73 – $5.74	$4.85
The following is a summary of options outstanding and exercisable by exercise price under the Company’s applicable equity incentive plans as of September 30, 2020 and after giving effect to the $1.50 downward exercise price adjustment as a result of the Special Dividend:

		Weighted
		Remaining
	Number of	Contractual
Exercise	Options	Life
Prices	Outstanding	(in years)	Exercisable
$3.73 – $4.00	5,407,315	1.07	4,424,881
4.01 – 5.74	8,206,158	3.08	2,536,658
Total	13,613,473		6,961,539
For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company received cash proceeds of $7,776 and $3,612, respectively, related to the exercise of stock options.

The following is a summary of the intrinsic value of options outstanding and exercisable under the Company’s applicable equity incentive plans as of September 30, 2020 and after giving effect to the $1.50 downward exercise price adjustment as a result of the Special Dividend:

				Weighted
		Weighted		Remaining
		Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Life
	Options	Price	Value	(in years)
Options as of September 30, 2020
Outstanding	13,613,473	$4.85	$361,441	2.3
Exercisable	6,961,539	$4.40	$187,962	1.7
Acquisition Options — In addition to options granted under the Company’s Equity Incentive Plan, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options have a five‑year term, are exercisable on the fourth anniversary of the closing of the acquisition, and have an initial exercise price of $6.805 per share. The options have a four‑year service condition, which is incorporated into the Company’s Call rights. The exercise price of the options is subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. The fair value of the awards was estimated on the date of grant using the Black‑Scholes option pricing model. The grant date fair value of each option was $3.44. Any shares of Class B Common Stock acquired upon exercise of the options were generally entitled to the Put and Call rights summarized above under “Stock Options,” and the options contain customary adjustment provisions in case of stock splits, stock dividends, or other corporate transactions. Upon the completion of the IPO, the Put and Call provisions, as well as the incorporated service condition, of the Company’s acquisition options terminated automatically and as such, the Company accelerated $1,548 of previously unrecognized share‑based compensation associated with these options for the three months ended September 30, 2020. The Company recorded a total of $2,012 of share‑based compensation expense associated with these options for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, all options to acquire 900,000 shares remain outstanding. As of September 30, 2020, these options are non‑exercisable and have an aggregate intrinsic value of $7,992.
Stock-based compensation expense is recognized on a straight‑line basis over the vesting period during which colleagues perform related services.
Total stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
IPO vested restricted stock and RSU expense	$15,445	$—	$15,445	$—
Stock option expense	2,893	1,575	5,849	4,795
Restricted stock expense	2,067	446	2,104	1,251
Stock grants expense	—	—	219	—
Total pre-tax expense	$20,405	$2,021	$23,617	$6,046
As of September 30, 2020, there was $7,825 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

As of September 30, 2020, there was $16,915 of unrecognized compensation cost related to unvested restricted stock and RSUs, excluding cash‑settled restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 3.7 years.
The total intrinsic value of stock options exercised in the nine months ended September 30, 2020 and 2019 was $58,502 and $21,555, respectively.
The value of each stock option award was estimated on the date of grant using the Black‑Scholes option pricing model. The determination of the fair value of share‑based payment awards using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected colleague stock option exercise behaviors, risk‑free interest rates, and expected dividends, which are estimated as follows:
Expected volatility. The expected stock price volatility for the Company’s common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own common stock share price becomes available.
Expected dividend yield. Prior to 2015, the Company had never declared or paid a cash dividend. Consequently, the Company used an expected dividend yield of zero for all option grants prior to 2015. In February 2015, the Company’s board of directors established a policy to pay a quarterly dividend with the first such quarterly dividend paid in June 2015. While the Company intends to continue paying quarterly dividends, any future determination and amount per share will be subject to the discretion of the Company’s board of directors and will be dependent on a number of factors, including the Company’s operating results, capital requirements, restrictions under Delaware law, and overall financial conditions, as well as any other factors the Company’s board of directors considers relevant.
Expected term. The expected term represents the period that the Company’s stock‑based awards are expected to be outstanding. The expected term is based on the simplified method, which represents the average period from vesting to the expiration of the award.
Risk‑free rate. The risk‑free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
Expected volatility	31.04%	29.57%
Expected dividend yield	1.11%	1.38%
Risk-free interest rate	1.31%	2.48%
Expected term (in years)	3.75	3.75
Weighted average grant date fair value of options issued	$2.49	$1.66
The fair value of the common stock during periods prior to the IPO was determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from independent third‑party valuations, the Company’s financial position, and historical financial performance.
The Company paid $1,454 and $4,952 during the nine months ended September 30, 2020 and 2019, respectively, to stockholders who exercised their options and elected to sell the shares back to the Company after the mandatory six‑month holding period as well as for shares acquired by the Company exercising its Call rights.

Note 16: Income Taxes
The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270, Interim Reporting, and 740, Income Taxes. At the end of each interim period, the Company makes an estimate of the annual United States domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year‑to‑date taxable income or loss. The computation of the estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the fiscal year, projections of the proportion of income (or loss) earned and taxed in the United States and foreign tax jurisdictions, along with permanent differences, and the likelihood of deferred tax asset utilization. The Company’s estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a period causing a material change to the estimated effective income tax rate, a cumulative adjustment will be recorded.
The income tax provisions for the three months ended September 30, 2020 and 2019 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. During the three months ended September 30, 2020 and 2019, the Company recognized an aggregate consolidated income tax expense of $10,705 and $6,640, respectively, for U.S. domestic and foreign income taxes. During the three months ended September 30, 2020 and 2019, the Company recorded a discrete tax benefit of $3,826 and $103, respectively, associated with stock‑based compensation. The effective income tax rate of 62.5% for the three months ended September 30, 2020 was higher than the effective income tax rate of 24.5% for the same period in the prior year primarily due to officer compensation limitation provisions resulting from the Company’s IPO, which went effective during the three months ended September 30, 2020, and the non‑deductibility of expenses associated with the Company’s IPO, partially offset by increased discrete windfall tax benefits from stock‑based compensation.
The income tax provisions for the nine months ended September 30, 2020 and 2019 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. During the nine months ended September 30, 2020 and 2019, the Company recognized an aggregate consolidated income tax expense of $22,145 and $11,759, respectively, for U.S. domestic and foreign income taxes. During the nine months ended September 30, 2020 and 2019, the Company recorded a discrete tax benefit of $10,511 and $3,861, respectively, associated with stock‑based compensation. The effective income tax rate of 22.6% for the nine months ended September 30, 2020 was higher than the effective income tax rate of 15.0% for the same period in the prior year primarily due to officer compensation limitation provisions resulting from the Company’s IPO and the non‑deductibility of expenses associated with the Company’s IPO, partially offset by increased discrete windfall tax benefits from stock‑based compensation.
Note 17: Fair Value of Financial Instruments
Derivatives Not Designated As Hedging Instrument
On March 31, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with the Company’s Credit Facility. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability on the consolidated balance sheet and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net and payments related to the swap are recognized in Interest expense, net in the consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded a gain (loss) of $809 and $(3,365), respectively, in Other income (expense), net, and total payments recognized in Interest expense, net related to the swap were $288 and $398, respectively.

Fair Value
The Company applies the provisions of ASC Topic 820, Fair Value Measurement, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non‑financial items that are recognized or disclosed at fair value in the consolidated financial statements.
The Company’s financial instruments include cash equivalents, account receivables, certain other assets, accounts payable, accruals, certain other current and long‑term liabilities, and long‑term debt.
The carrying values of the Company’s financial instruments excluding long‑term debt approximate their fair value due to the short‑term nature of those instruments. Additionally, as of September 30, 2020 and December 31, 2019, the fair value of the Company’s long‑term debt approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
A financial asset or liability classification is determined based on the lowest level input that is significant to the fair value measurement. The fair value hierarchy consists of the following three levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

The following tables provide the financial assets and financial liabilities carried at fair value measured on a recurring basis:

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$30,794	$—	$—	$30,794
Total assets	$30,794	$—	$—	$30,794
Liabilities:
Acquisition contingent consideration (2)	$—	$—	$5,143	$5,143
Interest rate swap (3)	—	3,365	—	3,365
Deferred compensation plan (4)	2,300	—	—	2,300
Cash-settled equity awards (5)	743	—	—	743
Total liabilities	$3,043	$3,365	$5,143	$11,551

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$70,000	$—	$—	$70,000
Total assets	$70,000	$—	$—	$70,000
Liabilities:
Acquisition contingent consideration (2)	$—	$—	$6,599	$6,599
Deferred compensation plan (4)	2,544	—	—	2,544
Total liabilities	$2,544	$—	$6,599	$9,143

(1)Included in Cash and cash equivalents in the accompanying consolidated balance sheets.
(2)Included in Other liabilities, except for current liabilities of $3,583 and $5,100 as of September 30, 2020 and December 31, 2019, respectively, which are included in Accruals and other current liabilities in the accompanying consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.
(3)Included in Other liabilities in the accompanying consolidated balance sheet.
(4)Included in Other liabilities, except for current liabilities of $149 and $153 as of September 30, 2020 and December 31, 2019, respectively, which are included in Accruals and other current liabilities in the accompanying consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the accompanying consolidated balance sheet.

The following table is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2020 and the year ended December 31, 2019.

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Balance, beginning of year	$6,599	$4,316
Payments	(2,034)	(2,513)
Addition	1,902	4,498
Reclassification	—	180
Change in fair value	(1,340)	62
Foreign currency translation adjustments	16	56
Balance, end of period	$5,143	$6,599
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of September 30, 2020, the non‑cancelable future cash purchase commitment for services related to the provisioning of the Company’s hosted software solutions was $90,650 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
Operating Leases — The Company leases certain facilities, cars, and equipment under operating leases having initial or remaining non‑cancelable terms in excess of one year. See Note 8 for further detail.
Litigation — From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company’s future financial position or results of operations.
Note 19: Geographic Data
Revenues by geographic area are presented as part of the discussion in Note 3. The following table presents the Company’s long-lived assets, net of depreciation and amortization by geographic region. See Notes 5, 6, and 8 for further detail around these assets.

	September 30,	December 31,
	2020	2019
Long-lived assets:
Americas (1)	$52,893	$34,758
EMEA	54,181	34,039
APAC	14,824	7,148
Total long-lived assets	$121,898	$75,945

(1)Americas includes the United States, Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense	$(1,975)	$(2,456)	$(4,821)	$(7,477)
Interest income	41	427	371	974
Total interest expense, net	$(1,934)	$(2,029)	$(4,450)	$(6,503)
Note 21: Other Income (Expense), Net
Other income (expense), net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Foreign exchange gain (loss) (1)	$12,830	$(12,465)	$8,567	$(14,053)
Other income (expense), net (2)	911	159	(1,811)	—
Total other income (expense), net	$13,741	$(12,306)	$6,756	$(14,053)

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign currency translation gains (losses) of $12,284 and $(12,302) for the three months ended September 30, 2020 and 2019, respectively, and $10,519 and $(13,982) for the nine months ended September 30, 2020 and 2019, respectively.
(2)Other income (expense), net includes a gain from the change in fair value of the Company’s interest rate swap of $809, partially offset by a loss from the change in fair value of acquisition contingent consideration of $50 for the three months ended September 30, 2020. Other income (expense), net includes a loss from the change in fair value of the Company’s interest rate swap of $3,365, partially offset by a gain from the change in fair value of acquisition contingent consideration of $1,340 for the nine months ended September 30, 2020, respectively (see Note 17).

Note 22: Realignment Costs
During the third quarter of 2020, the Company initiated a strategic realignment program in order to better serve the Company’s users and to better align resources with the evolving needs of the business. The Company incurred realignment costs of $10,020 for the three and nine months ended September 30, 2020 related to the aforementioned program, which represents termination benefits for colleagues whose positions were eliminated. The third quarter of 2020 realignment activities have been broadly implemented across the Company’s various businesses with substantially all actions expected to be completed by the beginning of 2021.
Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

	2020 Program	Prior Program	Total
Balance, December 31, 2019	$—	$491	$491
Realignment costs	10,020	(8)	10,012
Payments	(379)	(360)	(739)
Adjustments (1)	(71)	—	(71)
Balance, September 30, 2020	$9,570	$123	$9,693

(1)Adjustments includes foreign currency translation.
Realignment costs by expense classification were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenues:
Cost of subscriptions and licenses	$50	$—	$50	$(51)
Cost of services	1,548	(12)	1,548	(185)
Total cost of revenues	1,598	(12)	1,598	(236)
Operating expenses:
Research and development	841	(37)	910	(79)
Selling and marketing	5,183	—	5,183	(263)
General and administrative	2,321	—	2,321	86
Total operating expenses	8,345	(37)	8,414	(256)
Total realignment costs	$9,943	$(49)	$10,012	$(492)

Note 23: Earnings Per Share
Earnings per share (“EPS”) of Class A and Class B Common Stock amounts are computed using the two‑class method required for participating securities. The Company issues certain restricted stock awards determined to be participating securities because holders of such shares have non‑forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of September 30, 2020 and September 30, 2019, there were 148,087 and 382,616 participating securities outstanding, respectively.
Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Class A and Class B Common Stock outstanding, inclusive of undistributed shares of the Company’s Class B Common Stock held in the DCP as phantom shares.
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted EPS attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of fully diluted common shares outstanding.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, earnings per share would not differ under the two‑class method. The details of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$5,844	$20,427	$74,589	$66,845
Less: Net income attributable to participating securities	(4)	(10)	(4)	(10)
Net income attributable to Class A and Class B common stockholders	$5,840	$20,417	$74,585	$66,835
Denominator:
Denominator for basic net income per share—weighted average shares	289,318,391	286,075,323	287,063,892	286,024,263
Effect of dilutive securities	10,316,570	3,554,232	10,187,457	8,562,091
Denominator for dilutive net income per share	299,634,961	289,629,555	297,251,349	294,586,354
Net income per share, basic	$0.02	$0.07	$0.26	$0.23
Net income per share, diluted	$0.02	$0.07	$0.25	$0.23
For the nine months ended September 30, 2020, 1,150,860 shares of restricted stock and RSUs were excluded from the computation of diluted net income per share attributable to common stockholders as their effect would have been antidilutive. No shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2020 or for the three and nine months ended September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing in Part I, Item I of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our registration statement on Form S‑1, as amended, on file with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Risk Factors” appearing in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation.
Overview:
We are a leading global provider of software for infrastructure engineering, enabling the work of civil, structural, geotechnical, and plant engineering practitioners, their project delivery enterprises, and owner‑operators of infrastructure assets. We were founded in 1984 by the Bentley brothers. On September 25, 2020, we completed our initial public offering (“IPO”). The selling stockholders identified in our registration statement on Form S-1, as amended, on file with the SEC, sold 12,360,991 Class B Common Stock at a public offering price of $22.00 per share. The Company did not sell any shares in the IPO and did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders.
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. Our software enables digital workflows across engineering disciplines, distributed project teams, from offices to the field, and across computing form factors, including desktops, on‑premises servers, cloud‑native services, mobile devices, and web browsers. We deliver our solutions via on‑premise, cloud, and hybrid environments. Our users engineer, construct, and operate projects and assets across the following infrastructure sectors:
•public works (including roads, rail, airports, ports, and water and wastewater networks)/utilities (including electric, gas, water, and communications). We estimate that this sector represents 52% of the net infrastructure asset value of the global top 500 infrastructure owners (the “global top 500 infrastructure owners”) based on the 2019 edition of the Bentley Infrastructure 500 Top Owners, our annual compilation of the world’s largest infrastructure owners ranked by net depreciated value of their tangible fixed assets;
•industrial (including discrete and process manufacturing, power generation, and water treatment plants)/resources (including oil and gas, mining, and offshore). We estimate that this sector represents 38% of the global top 500 infrastructure owners’ net infrastructure asset value; and
•commercial/facilities (including office buildings, hospitals, and campuses). We estimate that this sector represents 10% of the global top 500 infrastructure owners’ net infrastructure asset value.
We offer solutions for enterprises and professionals across the infrastructure lifecycle. Our Project Delivery and Asset and Network Performance solutions are systems provided via cloud and hybrid environments, developed respectively to extend enterprise collaboration during project delivery, and to manage and leverage engineering information during operations and maintenance. Our Design Integration and Digital Cities solutions are primarily desktop applications and cloud‑provisioned solutions for professional practitioners and workgroups.

We continue to make substantial investments in research and development because we believe the infrastructure engineering software market presents compelling opportunities for the application of new technologies that advance our current solutions. Our research and development roadmap balances technology advances and new offerings with continuous enhancements to existing offerings. Our allocation of research and development resources is guided by management‑established priorities, input from product managers, and user and sales force feedback.
We bring our offerings to market primarily through direct sales channels that generated approximately 92% of our 2019 revenues.
Since its founding, Bentley Systems has remained focused on our mission to provide software in support of the professional needs of those responsible for creating and managing the world’s infrastructure. We have methodically grown through periods of global expansion, periods of expansion in our portfolio of solutions, and periods of rapid technological change. The following provides key corporate milestones over our 35‑year history:

1990 – 2000
Business Expansion
2000 – 2010
Portfolio Expansion
2010 – 2020
Expansion to Asset Lifecycle
2010 – 2012
AssetWise
2014 – 2020
Reality Modeling and
Digital Twins Cloud Services
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019 605
2019 606
LTM Q3'20 606
Recurring Revenue
Other Revenue

Our sources of revenue growth, in order of magnitude, come from the recurrence of existing subscription revenues, additional revenue and growth from existing accounts using the same products, additional revenue and growth from existing accounts using new products, and growth from new accounts. For the year ended December 31, 2019, under Topic 6061, subscriptions represented 83% of our revenues, and together with certain professional services revenues that are recurring in nature and represented 3% of our revenues, bring the proportion of our recurring revenues to 86% of total revenues. The remaining 14% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring professional services. We have a highly‑diversified
1 On January 1, 2019, we adopted ASU No. 2014‑09, Revenue from Contracts with Customers, and related amendments (“Topic 606”), which supersedes the guidance provided by Accounting Standards Codification (“ASC”) 985‑605, Software-Revenue Recognition, and Topic 605‑25, Revenue Recognition, Multiple-Element Arrangements. We refer to ASC 985‑605 and Topic 605‑25 collectively as “Topic 605.” We adopted Topic 606 using the modified retrospective method and applied the standard only to contracts that were not completed as of the date of initial application. See Note 2 to our audited consolidated financial statements for the year ended December 31, 2019 included in our registration statement on Form S‑1, as amended, on file with the SEC for further information on the impact upon adoption of Topic 606 as of January 1, 2019.

account base, with our largest account representing no more than 2.5% of total revenues in 2019. Our 2019 revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with 80% of our 2019 revenues from organizations that have been our accounts for over ten years. Between 2000 and 2019, our revenues had an approximately 8% compound annual growth rate.
Our Commercial Offerings:
Our solutions are made available to our accounts in a broad range of commercial offerings designed to accommodate the diverse preferences of our accounts, which range from owned versus subscribed, short‑term subscriptions versus longer term annual subscriptions, and fee‑certain arrangements versus variable or consumption‑based arrangements with consumption measurement durations of less than one year. We contract our commercial offerings under a single form of standard contract, which includes liability and other risk protections in our favor, and appropriate standard addendums to the primary contract, which specifically address the commercial offerings provided. Our standard commercial offerings are summarized in the below table, with further descriptions following the table:
SELECT Subscriptions. Our SELECT subscription is a prepaid annual recurring subscription that accompanies a new or previously purchased perpetual license. We believe that the SELECT benefits summarized below support our favorable rates of account retention and growth:
•Software upgrades;
•Comprehensive technical support;
•License pooling providing accounts with efficiency advantages;
•Portfolio balancing providing accounts the opportunity to exchange unused or under used licenses with other of our license offerings;
•Learning benefits, Azure‑based cloud collaboration services, and mobility advantages; and
•Access to our entire application portfolio with usage of licenses not previously purchased monetized quarterly in arrears based on consumption. See the section titled “—Term License Subscriptions” below.

Enterprise Subscriptions. Our Enterprise subscription offerings provide our largest accounts with complete and unlimited global access to our comprehensive portfolio of solutions.
•Enterprise License Subscriptions (“ELS”). Our ELS offering provides access to our comprehensive portfolio of solutions for a fixed annual fee. Subsequent annual renewals are based on the account’s usage of software in the preceding year, effectively an annual consumption‑based arrangement. The majority of our ELS subscribers were historically SELECT subscribers that have grown into a position to take full advantage of our ELS offering.
•Enterprise 365 (“E365”) Subscriptions. Under our E365 subscription, participating accounts have unrestricted access to our comprehensive software portfolio, similar to ELS, however they are charged based upon daily usage, effectively creating a daily consumption-based arrangement. The daily usage fee also includes maintenance and Success Plan services, which are designed to achieve business outcomes through more efficient and effective use of our software. The E365 subscription offering was introduced in 2018. Prospectively, we plan to prioritize efforts to transition ELS subscribers to E365 subscriptions, primarily to simplify pricing, more closely align consumption to monetization, and to establish Success Plan services as recurring to ensure better business outcomes for our users. To the extent we succeed in transitioning subscribers to E365, under Topic 606 we would recognize a greater proportion of our revenues on a quarterly basis rather than substantially upfront. See the section titled “—Key Factors Impacting Comparability and Performance.”
Term License Subscriptions
Annual Term Licenses (“ATL”) Subscription. Annual term licenses are generally prepaid annually for named user access to specific products and include our newly introduced Practitioner Licenses. ATL are also used to monetize site or enterprise wide access for certain of our AssetWise solutions within given usage bands.
Quarterly Term License (“QTL”) Subscription. Through quarterly term licenses, accounts pay quarterly in arrears for licenses they have used representing usage beyond their contracted quantities. Much like our Enterprise subscription programs, a QTL allows smaller and medium‑sized accounts to match usage to ongoing project requirements.
Monthly Term License (“MTL”) Subscription. Monthly term licenses are identical to QTL subscriptions, except for the term of the license, and the manner in which they are monetized. MTL subscriptions require a Cloud Services Subscription, which is discussed below.
Visas and Passports. Visas and Passports are quarterly or annual term licenses enabling users to access specific project or enterprise information and entitle certain functionality of our ProjectWise and AssetWise systems. Generally, a Passport provides desktop, web, and mobile application access to project information and certain functions, and a Visa provides similar access, plus added functionality depending upon the product to which the Visa is aligned.
While certain legacy arrangements are supported, our standard offering requires Visas and Passports to be fulfilled and contracted via a CSS, which is discussed below.
Cloud Services Subscription (“CSS”). CSS is designed to streamline the procurement, administration, and payment process for us and our accounts. A CSS requires an upfront annual estimation of MTL, Visa and Passport consumption, and any Success Plan services expected for the upcoming year. A deposit for the annual estimated consumption is submitted in advance. Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. Accounts are charged only for what gets used and deposited amounts never expire.

Perpetual Licenses
We historically have sold perpetual licenses and continue to offer them to our accounts as an available option for most of our applications. Perpetual licenses are available for accounts that prefer to own their software licenses and may be sold with or without attaching a SELECT subscription. Historically, attachment and retention of the SELECT subscription has been high given the benefits of the SELECT subscription.
Professional Services
We offer professional services, including training, implementation, configuration, customization, and strategic consulting services for all types of projects as requested by our accounts. We perform projects on both a time and materials and a fixed fee basis. We also offer our services using contractual structures based on (i) delivery of the services in the form of subscription‑like, packaged offerings that are annually recurring in nature; and (ii) delivery of our growing portfolio of Success Plans in standard offerings that offer a level of subscription service over and above the standard technical support offered to all accounts as part of their SELECT or Enterprise agreement. Over time, we expect professional revenues using subscription and subscription‑like contractual structures to make up a greater proportion of our professional services revenues.
Examples of Typical Commercial Offering Combinations
For the year ended December 31, 2019, under Topic 606, 25% of our revenues derive from ELS or E365 offerings, and 36% of our revenues derive from SELECT subscriptions. Our users often add further sources of revenue upon each of these foundational subscription offerings. Typical examples are as follows:
•An account contracts for its application solutions under its ELS or E365 subscription as described above. In addition, if the account also utilizes our ProjectWise enterprise solution, it will estimate its prospective annual usage and make an incremental deposit into its CSS account. The CSS account will be drawn down quarterly based on actual usage and consumption of Passports and Visas. We deliver professional services for E365 accounts via the embedded Success Plan. An ELS account may contract for professional services under fixed fee or “days and rates” episodic arrangements billed separately, or it may contract for professional services in the form of Success Plans, which it pays for via its CSS.
•A SELECT subscription account pays a fixed annual subscription fee based on the number of perpetual licenses for applications which it owns. The account may purchase additional perpetual licenses to which an additional annual SELECT subscription fee will apply for each. Alternatively, the account may grow its application use via term licenses, which will be billed quarterly in arrears based on actual term license consumption. Alternatively, the account may estimate its annual term license requirements and make a deposit into its CSS account, with quarterly draw down based on actual usage and consumption. Contracting for term license usage via the CSS provides the account a slight economic advantage. Similar to the ELS or E365 subscriber, if the SELECT subscriber also utilizes our ProjectWise enterprise system, prospective annual usage will be estimated and a deposit made into a CSS account. The CSS account will be drawn down quarterly based on actual usage and consumption of Passports and Visas. For any professional services, the account may contract for professional services under fixed fee or “days and rates” episodic arrangements billed separately, or it may contract for professional services in the form of Success Plans, which it will pay for via its CSS.

Key Business Metrics:
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

	Twelve Months Ended
	September 30,
	2020	2019
Last twelve-months recurring revenues (Topic 606)	$682,712	$615,169
Last twelve-months recurring revenues (Topic 605)	$686,201	$616,753
Constant Currency:
Annualized recurring revenues (“ARR”) growth rate	9%	12%
Account retention rate	98%	98%
Recurring revenues dollar-based net retention rate	110%	107%
Last twelve‑months recurring revenues. Last twelve‑months recurring revenues is calculated as recurring revenues recognized over the preceding twelve‑month period. We define recurring revenues as subscriptions revenues that recur monthly, quarterly, or annually with specific or automatic renewal clauses and professional services revenues in which the underlying contract is based on a fixed fee and contains automatic annual renewal provisions. Last twelve‑months recurring revenues is presented using revenues recognized pursuant to Topic 606 as well as Topic 605 for all periods in order to enhance comparability during our transition to Topic 606. On an annual and trailing twelve‑month basis, we expect our recurring revenues recognized under Topic 606 to be comparable to such revenues recognized under Topic 605. This expectation is attributable to the annual, recurring nature of our subscription agreements. However, under Topic 606, the conversion of our existing subscription users to consumption‑based offerings with consumption measurement durations of less than one year, such as our E365 program, as well as the term start date of new annual term license subscriptions, will introduce some volatility between annual and trailing twelve‑month periods and impact period over period comparability.
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues due to our strong account retention and recurring revenues dollar‑based net retention rates as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues under Topic 606 for the period ended September 30, 2020 compared to the last twelve‑months of the preceding twelve‑month period increased by $67,543 (or $69,448 under Topic 605). The increase was primarily due to growth in ARR, which is primarily the result of consistent performance in our account retention rate and in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended September 30, 2020, 87% of our revenues under Topic 606 were recurring revenues. Prospectively, we expect that this percentage is likely to remain consistent or modestly increase as we continue to target shifting episodic professional services revenues to subscriptions classified as recurring revenues.
Constant currency metrics. In reporting period‑over‑period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results using prior period average foreign currency exchange rates. Our definition of constant currency may differ from other companies reporting similarly named measures, and these constant currency performance measures should be viewed in addition to, and not as a substitute for, our operating performance measures calculated in accordance with U.S. GAAP.

ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenue as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR was 31% and 22% as of September 30, 2020 and 2019, respectively. Within our consumption‑measured ARR, the successful uptake of our new E365 subscription offering has introduced daily consumption‑measured ARR, representing 18% of total ARR as of September 30, 2020. ARR is inclusive of the ARR of acquired companies as of the date they are acquired. We believe that ARR and ARR growth are important metrics indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our account retention rate and our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth. Our ARR as of September 30, 2020 was $715,336, calculated using the spot foreign exchange rates as of September 30, 2020.
Our ARR growth rate was favorably impacted from acquisitions by 2% and 1% for the twelve months ended September 30, 2020 and 2019, respectively.
Account retention rate. Our account retention rate for any given twelve-month period is calculated using the average currency exchange rates for the prior period, as follows: the prior period recurring revenues from all accounts with recurring revenues in the current and prior period, divided by total recurring revenues from all accounts during the prior period. The account retention rate is calculated using revenues recognized pursuant to Topic 605 for all periods in order to enhance comparability during our transition to Topic 606 as we do not have all information available to us necessary to present account retention rate pursuant to Topic 606 for any period prior to January 1, 2019. Our account retention rate is an important indicator that provides insight into the long‑term value of our account relationships and our ability to retain our account base. We believe that our consistent and high account retention rates illustrate our ability to retain and cultivate long‑term relationships with our accounts.
Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. The recurring revenues dollar‑based net retention rate is calculated using revenues recognized pursuant to Topic 605 for all periods in order to enhance comparability during our transition to Topic 606 as we do not have all information available to us necessary to present recurring revenues dollar‑based net retention rate pursuant to Topic 606 for any period prior to January 1, 2019. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that for the twelve months ended September 30, 2020 recurring revenues represented 87% of our total revenues under Topic 606, this metric helps explain our revenue performance as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
As discussed above, we expect annual and trailing twelve‑month recurring revenues recognized under Topic 606 to be comparable to such revenues recognized under Topic 605 due to the annual, recurring nature of our subscription agreements. We, therefore, also expect, that our account retention rate and our recurring revenue dollar‑based net retention rate under Topic 606 will be comparable to such metrics under Topic 605. However, under Topic 606, the conversion of our existing subscription users to consumption‑based offerings with consumption measurement durations of less than one year, such as our E365 program, as well as the term start date of new subscriptions, will introduce some volatility between annual, and trailing twelve-month periods and impact period over period comparability. See the section titled “—Key Factors Impacting Comparability and Performance.”
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.

Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we believe the below non‑GAAP measures are useful in evaluating our operating performance. We use the below non‑GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$73,605	$52,772	$189,111	$132,156
Adjusted Net Income	$51,386	$39,300	$140,589	$99,278
Adjusted EBITDA. We define Adjusted EBITDA as net income adjusted for interest expense, net, provision for income taxes, depreciation and amortization, equity‑based compensation, acquisition expenses, realignment expenses, expenses associated with IPO, other non‑operating income and expense, net, and (income) loss from investment accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net income adjusted for the following: amortization of purchased intangibles and developed technologies, equity‑based compensation, acquisition expenses, realignment expenses, expenses associated with IPO, other non‑operating income and expense, net, the tax effect of the above adjustments to net income, non‑recurring income tax expense and benefit, and (income) loss from investment accounted for using the equity method, net of tax. The tax effect of adjustments to net income is based on the estimated marginal effective tax rates in the jurisdictions impacted by such adjustments.
Adjusted EBITDA and Adjusted Net Income are not presentations made in accordance with U.S. GAAP, and our use of the terms Adjusted EBITDA and Adjusted Net Income may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. We believe the presentation of Adjusted EBITDA and Adjusted Net Income provides useful information to management and investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with U.S. GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance. We also use Adjusted EBITDA and Adjusted Net Income to compare our results to those of our competitors and to consistently measure our performance from period to period.
Adjusted EBITDA and Adjusted Net Income should not be considered as alternatives to net income, operating income, or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance. Adjusted EBITDA and Adjusted Net Income have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$5,844	$20,427	$74,589	$66,845
Interest expense, net	1,934	2,029	4,450	6,503
Provision for income taxes	10,705	6,640	22,145	11,759
Depreciation and amortization (1)	9,172	7,968	25,836	23,334
Equity-based compensation (3)	19,548	2,026	22,760	6,051
Acquisition expenses (4)	3,489	1,425	8,498	4,103
Realignment expenses (5)	9,943	(49)	10,012	(492)
Expenses associated with IPO (6)	26,130	—	26,130	—
Other (income) expense, net (7)	(13,741)	12,306	(6,756)	14,053
Loss from investment accounted for using the equity method, net of tax	581	—	1,447	—
Adjusted EBITDA	$73,605	$52,772	$189,111	$132,156
Reconciliation of net income to Adjusted Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$5,844	$20,427	$74,589	$66,845
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (2)	5,236	4,638	14,694	13,699
Equity-based compensation (3)	19,548	2,026	22,760	6,051
Acquisition expenses (4)	3,489	1,425	8,498	4,103
Realignment expenses (5)	9,943	(49)	10,012	(492)
Expenses associated with IPO (6)	26,130	—	26,130	—
Other (income) expense, net (7)	(13,741)	12,306	(6,756)	14,053
Total non-GAAP adjustments, prior to income taxes	50,605	20,346	75,338	37,414
Income tax effect of non-GAAP adjustments	(5,644)	(1,473)	(10,785)	(4,981)
Loss from investment accounted for using the equity method, net of tax	581	—	1,447	—
Adjusted Net Income	$51,386	$39,300	$140,589	$99,278

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:
(1)Depreciation and amortization. Depreciation and amortization includes amortization of $1,167 and $889 for the three months ended September 30, 2020 and 2019, respectively, and $3,189 and $2,337 for the nine months ended September 30, 2020 and 2019, respectively, related to certain projects under our Accelerated Commercial Development Program (“ACDP”).

(2)Amortization of purchased intangibles and developed technologies. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Amortization of acquisition related developed technologies under our ACDP was $102 and $174 for the three months ended September 30, 2020 and 2019, respectively, and $284 and $537 for the nine months ended September 30, 2020 and 2019, respectively. Management finds it useful to exclude these variable charges from our operating expenses to assist in budgeting, planning and forecasting future periods. The use of intangible assets and developed technologies contributed to our revenues earned during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets and developed technologies will recur in future periods.
(3)Equity‑based compensation. We exclude certain equity‑based compensation expenses from our non‑GAAP measures primarily because they are non‑cash expenses and management finds it useful to exclude certain non‑cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under ASC 718, Compensation—Stock Compensation, we believe excluding equity‑based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
(4)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies as well as adjustments related to deferred revenue from acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. Acquired deferred revenue is recorded on the opening balance sheet at an amount that typically is lower than historical carrying value. The adjustment to acquired deferred revenue has no impact on our business or cash flow, but it does reduce reported U.S. GAAP revenue in the periods following an acquisition.
(5)Realignment expenses. These expenses are associated with realigning our business strategies to better serve our accounts and to better align resources with the evolving needs of the business. In connection with these actions, we recognize costs related to termination benefits for colleagues whose positions were eliminated. We exclude these charges because they are not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment.
(6)Expenses associated with IPO. These expenses include certain non‑recurring costs relating to our IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses. We exclude these charges because they are not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of these items on our total operating expenses.
(7)Other (income) expense, net. Primarily consists of foreign currency translation (gains) losses of $(12,830) and $12,465 for the three months ended September 30, 2020 and 2019, respectively, and $(8,567) and $14,053 for the nine months ended September 30, 2020 and 2019, respectively. The foreign currency translation (gains) losses derive primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign currency translation (gains) losses of $(12,284) and $12,302 for the three months ended September 30, 2020 and 2019, respectively, and $(10,519) and $13,982 for the nine months ended September 30, 2020 and 2019, respectively. Foreign currency translation gains and losses are driven by the volume of foreign currency transactions and the foreign currency exchange rates for the year. A significant amount of such gains and losses is derived from the translation of intercompany balances which eliminate in consolidation and are unrealized. Other (income) expense, net also includes a gain from the change in fair value of our interest rate swap of $809, partially offset by a loss from the change in fair value of acquisition contingent consideration of $50 for the three months ended September 30, 2020. Other (income) expense, net also includes a loss from the change in fair value of our interest rate swap of $3,365, partially offset by a gain from the change in fair value of acquisition contingent consideration of $1,340 for the nine months ended September 30, 2020. We exclude these charges because they are not reflective of ongoing business and results of operation. We believe it is useful for investors to understand the effects of these items on our total operating expenses.
Key Factors Impacting Comparability and Performance:
Impact of foreign currency. A portion of our revenues and operating expenses were derived from outside the United States and as such, were denominated in various foreign currencies, including most significantly: Euros, British Pounds, Australian Dollars, Canadian Dollars, and Chinese Yuan Renminbi. Our financial results are therefore affected by changes in foreign currency rates. In 2019, 47% of our revenues were denominated in various foreign currencies. Correspondingly, in 2019, 46% of our operating expenses were denominated in various foreign currencies. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure. Accordingly, our results of operations have been, and in the future will be, affected by changes in foreign exchange rates.
We identify the effects of foreign currency on our operations and present constant currency growth rates and fluctuations because we believe exchange rates are an important factor in understanding period to period comparisons and enhance the understanding of our results and evaluation of our performance. In reporting period to period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results using prior period average foreign currency exchange rates. Our definition of constant currency may differ from other companies reporting similarly named measures, and these constant currency performance measures should be viewed in addition to, and not as a substitute for, our operating performance measures calculated in accordance with U.S. GAAP.
Acquisitions. Historically, we have enhanced our business with acquisitions of businesses, software solutions, and technologies. Going forward, we plan to selectively acquire adjacent software solutions that can be sold broadly across our account base, as well as to acquire new technologies that we can leverage across our existing software solution portfolio. We completed four and two acquisitions during the nine months ended September 30, 2020 and 2019, respectively.
Impact of COVID‑19. In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of the disease COVID‑19, caused by a novel strain of coronavirus, SARS‑CoV‑2. The COVID‑19 outbreak and certain preventative or protective actions that governments, businesses, and individuals have taken in respect of COVID‑19 have resulted in global business disruptions.
In response to the COVID‑19 pandemic, we implemented a number of initiatives to ensure the safety of our colleagues and enable them to move to a work from home environment seamlessly and continue working effectively. These initiatives included providing our colleagues with necessary equipment, making certain that all colleagues had means of video and audio communications online, and guaranteeing that our network bandwidth was sufficient. Our business model is such that we had minimal disruption to our ability to deliver our solutions to accounts, and we believe we did not have any loss of productivity during this transition. Almost all of our colleagues have been working from home since March 16, 2020, with a minority of our colleagues working in our office environments on a voluntary basis and abiding by appropriate distancing and sanitary regulations for their region. We communicated regularly and provided on‑demand learning and support to our colleagues throughout the transition period. Based on a May 2020 internal survey, a majority of our colleagues are confident in the decisions that Bentley leadership is making regarding employee well‑being and safety during this pandemic, and a majority of our colleagues believe that Bentley’s response to and communication regarding COVID‑19 has been timely and helpful.

The impact of the pandemic on our financial performance has been modest; our revenues have continued to grow given the mission critical nature of our solutions. For the months of March and April 2020, our accounts’ usage of our applications was down approximately 3‑5% when compared to levels from the same periods in 2019. Those same usage metrics showed improvement to be nearly equivalent to past usage during May and June 2020, but have since reflected modest declines of 2‑3% relative to equivalent 2019 usage. The most recent pattern of decline in usage follows capital projects within sectors, as opposed to the initial 2020 declines which we observed to follow the geographic spread of the pandemic. The modest, yet persisting, dip in usage has had limited impact on our recurring revenues, which are comprised primarily of longer term contracts. To the extent declines in usage have also occurred within our recurring revenue contracts with shorter term resets, as is the case with our E365 contracts, the usage declines have modestly impacted revenues, notably in those accounts also exposed to capital projects in the industrial and resources sectors, and to a lesser extent, commercial and facilities sectors. The growth of our revenues from perpetual licenses and professional services has been impacted as selected accounts have shifted spend to subscription solutions or delayed new projects.
Moreover, we were quick to find ways to support our accounts and users, including the launch of a “Bentley Has Your Back” campaign to help our accounts take full advantage of their Bentley software. This campaign included producing over 50 self‑help documents, 20 webinars, and several messages guiding users on various topics including how Bentley’s solutions should be configured when working with limited bandwidth, how to use a SmartTV as a monitor, and how to leverage specific offerings such as ProjectWise to facilitate collaboration in their own businesses in remote working environments. This guidance and assistance was well received by accounts and we believe helped maximize usage during the pandemic.
We have also taken measures to reduce selected operating expenses, including various costs associated with travel and facilities. Much of those resulting savings have been or will be re‑invested in a portfolio of businesses outside of our core software business, with the objective of cultivating an ecosystem of digital integrator businesses.
Our business benefits from a resilient business model backed by industry tailwinds and a strong financial profile. We believe that significant public and private investment will continue to drive spend for infrastructure globally, which will continue to drive demand for our solutions. Additionally, we do not have any material account concentration; no single account or group of affiliated accounts represented more than 2.5% of our revenues for the year ended December 31, 2019. As of September 30, 2020, we had $137,598 of cash and cash equivalents, and $34,850 was available under our amended and restated credit agreement, entered into on December 19, 2017 (the “Credit Facility”).
Components of Results of Operations:
We manage our business globally within one operating segment, the development and marketing of computer software and related services, which is consistent with how our chief operating decision maker reviews and manages our business.
Revenues:
We generate revenues from subscriptions, perpetual licenses, and professional services.
Subscriptions
SELECT subscriptions: We provide annual recurring subscriptions that accounts can elect to add to a new or previously purchased perpetual license. SELECT provides accounts with benefits, including upgrades, comprehensive technical support, pooled licensing benefits, annual portfolio balancing exchange rights, learning benefits, certain Azure‑based cloud collaboration services, mobility advantages, and access to other available benefits. SELECT subscriptions revenues are recognized as distinct performance obligations are satisfied.

Enterprise subscriptions: We provide Enterprise subscription offerings that provides our largest accounts with complete and unlimited global access to our comprehensive portfolio of solutions. ELS provides access for a prepaid annual fee. Our E365 subscription, which was introduced during the fourth quarter of 2018, provides unrestricted access to our comprehensive software portfolio, similar to ELS, however is charged based upon daily usage. The daily usage fee also includes maintenance and Success Plan services, which are designed to achieve business outcomes through more efficient and effective use of our software. The ELS and E365 programs both contain a distinct term license component. ELS revenue is recognized as the distinct performance obligations are satisfied. E365 revenue is recognized based upon usage incurred by the account.
Term license subscriptions: We provide annual, quarterly, and monthly term licenses for our software products. ATL subscriptions are generally prepaid annually for named user access to specific products. QTL subscriptions allow accounts to pay quarterly in arrears for licenses usage that is beyond their SELECT contracted quantities. MTL subscriptions are identical to QTL subscriptions, except for the term of the license, and the manner in which they are monetized. MTL subscriptions require a CSS, which is described below.
Visas and Passports are quarterly or annual term licenses enabling accounts to access specific project or enterprise information and entitle certain functionality of our ProjectWise and AssetWise systems. Our standard offerings are usage based with monetization through our CSS program. Annual, quarterly, and monthly term licenses revenues are recognized as the distinct performance obligations for each are satisfied. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets. QTL, MTL, Visas and Passports subscriptions are recognized based upon usage incurred by the account.
CSS is a program designed to streamline the procurement, administration, and payment process. The program requires an estimation of annual usage for CSS eligible offerings and a deposit of funds in advance. Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. CSS balances not utilized for eligible products or services may roll over to future periods or are refundable. Paid and unconsumed CSS balances are recorded in Accruals and other current liabilities in the consolidated balance sheets. Software and services consumed under CSS are recognized pursuant to the applicable revenue recognition guidance for the respective software or service and classified as subscriptions or services based on their respective nature.
Perpetual licenses
Perpetual licenses may be sold with or without attaching a SELECT subscription. Historically, attachment and retention of the SELECT subscription has been high given the benefits of the SELECT subscription discussed above. Perpetual licenses revenues are recognized upon delivery of the license to the user.
Services
We provide professional services including training, implementation, configuration, customization, and strategic consulting services. We perform projects on both a time and materials and a fixed fee basis. Our recent and preferred contractual structures for delivering professional services include (i) delivery of services in the form of subscription‑like, packaged offerings that are annually recurring in nature, and (ii) delivery of our growing portfolio of Success Plans. Success Plans are standard offerings that offer a level of subscription service above the standard technical support offered to all accounts as part of their SELECT or Enterprise agreement. Revenues are recognized as services are performed.
Headcount-related costs
For the year ended December 31, 2019, 80% of our aggregate cost of revenues, research and development, selling and marketing, and general and administrative costs were represented by what we refer to herein as “headcount-related” costs. These costs include the salary costs of our colleagues (our employees) and the corresponding incentives, benefits, employment taxes, and travel‑related costs. Our headcount‑related costs are variable in nature. We actively manage these costs to align to our trending run rate of revenue performance, with the objective of enhancing visibility and predictability of resulting operating profit margins.

Cost of subscriptions, licenses, and services
Cost of subscriptions and licenses. Cost of subscriptions and licenses includes salaries and other related costs, including the depreciation of property and equipment and the amortization of capitalized software costs associated with servicing software subscriptions, the amortization of intangible assets associated with acquired software and technology, channel partner compensation for providing sales coverage to subscribers, as well as cloud‑related costs incurred for servicing our accounts using cloud deployed hosted solutions and our license administration platform.
Cost of services. Cost of services includes salaries for internal and third‑party personnel and related overhead costs, including depreciation of property and equipment, for providing training, implementation, configuration, and customization services to accounts, amortization of capitalized software costs, and related out‑of‑pocket expenses incurred.
Operating expenses
Research and development. Research and development expenses, which are generally expensed as incurred, primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, stock‑based compensation, and costs of certain third‑party contractors, as well as allocated overhead costs. We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.
We capitalize certain development costs related to certain projects under our ACDP (our structured approach to an in‑house business incubator function) once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented; we have established that the necessary skills, hardware, and software technology are available to produce the product; and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). Total costs capitalized under the ACDP were $1,922 and $1,626 during the three months ended September 30, 2020 and 2019, respectively, and $6,182 and $3,807 during the nine months ended September 30, 2020 and 2019, respectively. Additionally, total ACDP related amortization recorded in Costs of subscriptions and licenses was $1,167 and $889 during the three months ended September 30, 2020 and 2019, respectively, and $3,189, and $2,337 during the nine months ended September 30, 2020 and 2019, respectively.
Selling and marketing. Selling and marketing expenses include salaries, benefits, bonuses, and stock‑based compensation expense for our selling and marketing colleagues, the expense of travel, entertainment, and training for such personnel, online marketing, product marketing and other brand‑building activities, such as advertising, trade shows, and expositions, various sales and promotional programs, and costs of computer equipment and facilities used in selling and marketing activities. We anticipate that we will continue to make strategic investments in our global business systems and methods to enhance major account sales activities and to support our worldwide sales and marketing strategies, and the business in general. We capitalize certain incremental costs of obtaining a contract and recognize these expenses over the period of benefit associated with these costs, resulting in a deferral of certain contract costs each period. The contract costs are amortized based on the economic life of the goods and services to which the contract costs relate. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include our internal sales force compensation program and certain channel partner sales incentive programs for which the annual compensation is commensurate with annual sales activities.

General and administrative. General and administrative expenses include salaries, bonuses, benefits, and stock‑based compensation expense for our finance, human resources, and legal colleagues, the expense of travel, entertainment, and training for such personnel, professional fees for legal and accounting services, and costs of computer equipment and facilities used in general and administrative activities. Following the completion of the IPO, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenues over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.
Amortization of purchased intangibles. Amortization of purchased intangibles includes the amortization of acquired non‑product related intangible assets, primarily customer relationships, trademarks, and non‑compete agreements recorded in connection with completed acquisitions.
Expenses associated with IPO. Expenses associated with IPO include certain non‑recurring costs relating to our IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses. We completed our IPO on September 25, 2020. These fees are being expensed in the period incurred.
Interest expense, net. Interest expense, net primarily represents interest associated with the Credit Facility, amortization of deferred financing costs, and interest income from our investments in money market funds.
Other income (expense), net. Other income (expense), net primarily consists of foreign currency translation results derived primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries with non‑U.S. Dollar functional currencies.
Provision for income taxes. Provision for income taxes includes the aggregate consolidated income tax expense for U.S. domestic and foreign income taxes.
Loss from investment accounted for using the equity method, net of tax. Loss from investment accounted for using the equity method includes our proportional share of loss in a joint venture.

Results of operations:
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Subscriptions	$173,174	$155,191	$501,011	$445,338
Perpetual licenses	12,827	13,787	36,020	38,255
Subscriptions and licenses	186,001	168,978	537,031	483,593
Services	16,996	17,610	44,946	50,139
Total revenues	202,997	186,588	581,977	533,732
Cost of revenues:
Cost of subscriptions and licenses	23,338	17,370	66,466	48,201
Cost of services	19,290	17,681	50,126	56,048
Total cost of revenues	42,628	35,051	116,592	104,249
Gross profit	160,369	151,537	465,385	429,483
Operating expenses:
Research and development	50,217	44,756	139,570	136,617
Selling and marketing	41,824	36,721	107,551	111,889
General and administrative	33,006	25,108	85,275	71,415
Amortization of purchased intangibles	3,869	3,550	10,984	10,402
Expenses associated with initial public offering	26,130	—	26,130	—
Total operating expenses	155,046	110,135	369,510	330,323
Income from operations	5,323	41,402	95,875	99,160
Interest expense, net	(1,934)	(2,029)	(4,450)	(6,503)
Other income (expense), net	13,741	(12,306)	6,756	(14,053)
Income before income taxes	17,130	27,067	98,181	78,604
Provision for income taxes	(10,705)	(6,640)	(22,145)	(11,759)
Loss from investment accounted for using the equity method, net of tax	(581)	—	(1,447)	—
Net income	5,844	20,427	74,589	66,845
Less: Net income attributable to participating securities	(4)	(10)	(4)	(10)
Net income attributable to Class A and Class B common stockholders	$5,840	$20,417	$74,585	$66,835
Per share information:
Net income per share, basic	$0.02	$0.07	$0.26	$0.23
Net income per share, diluted	$0.02	$0.07	$0.25	$0.23
Weighted average shares outstanding, basic	289,318,391	286,075,323	287,063,892	286,024,263
Weighted average shares outstanding, diluted	299,634,961	289,629,555	297,251,349	294,586,354

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
In reporting period‑over‑period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results using prior period average foreign currency exchange rates. Our definition of constant currency may differ from other companies reporting similarly named measures, and these constant currency performance measures should be viewed in addition to, and not as a substitute for, our operating performance measures calculated in accordance with U.S. GAAP.
Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Revenues:
Subscriptions	$173,174	$155,191	$17,983	11.6%	9.5%
Perpetual licenses	12,827	13,787	(960)	(7.0)%	(8.6)%
Subscriptions and licenses	186,001	168,978	17,023	10.1%	8.0%
Services	16,996	17,610	(614)	(3.5)%	(4.5)%
Total revenues	$202,997	$186,588	$16,409	8.8%	6.8%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Revenues:
Subscriptions	$501,011	$445,338	$55,673	12.5%	12.6%
Perpetual licenses	36,020	38,255	(2,235)	(5.8)%	(4.9)%
Subscriptions and licenses	537,031	483,593	53,438	11.1%	11.2%
Services	44,946	50,139	(5,193)	(10.4)%	(10.0)%
Total revenues	$581,977	$533,732	$48,245	9.0%	9.2%
Total revenues increased by $16,409, or 8.8%, to $202,997 for the three months ended September 30, 2020 and by $48,245, or 9.0%, to $581,977 for the nine months ended September 30, 2020. For the three months ended September 30, 2020, the increase was driven by improvements in our organic performance of $3,374, the impact from acquisitions of $9,394, and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $3,641. For the nine months ended September 30, 2020, the increase was driven by improvements in our organic performance of $28,556 and the impact from acquisitions of $20,778, partially offset by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $1,089. On a constant currency basis, our revenues increased by 6.8% and 9.2% for the three and nine months ended September 30, 2020, respectively, as compared to the prior period.
•Subscriptions. For the three months ended September 30, 2020, subscriptions revenues increased by $17,983, or 11.6%, as compared to the three months ended September 30, 2019. This increase was driven primarily by improvements in our organic performance of $10,816, the impact from acquisitions of $3,930, and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $3,237. On a constant currency basis, our subscriptions revenues increased by 9.5% for the three months ended September 30, 2020 as compared to the prior period.

For the nine months ended September 30, 2020, subscriptions revenues increased by $55,673, or 12.5%, as compared to the nine months ended September 30, 2019. This increase was driven primarily by improvements in our organic performance of $46,326, and to a lesser extent, the impact from acquisitions of $9,910, partially offset by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $563. On a constant currency basis, our subscriptions revenues increased by 12.6% for the nine months ended September 30, 2020 as compared to the prior period.
For the three and nine months ended September 30, 2020, the increase in organic performance was primarily due to expansion within our existing accounts, as reflected by our recurring revenues dollar-based net retention rate of 110% and approximately 3% of the increase was attributed to new accounts. Approximately 40% and 50% of our organic performance expansion was driven by ProjectWise and civil design products for the three and nine months ended September 30, 2020, respectively.
•Perpetual licenses. For the three months ended September 30, 2020, perpetual licenses revenues decreased by $960, or 7.0%, as compared to the three months ended September 30, 2019. This decrease was driven by a reduction in our organic performance of $1,698, partially offset by the impact from acquisitions of $512, as well as by positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $226. On a constant currency basis, our perpetual licenses revenues decreased by 8.6% for the three months ended September 30, 2020 as compared to the prior period.
For the nine months ended September 30, 2020, perpetual licenses revenues decreased by $2,235, or 5.8%, as compared to the nine months ended September 30, 2019. This decrease was driven by a reduction in our organic performance of $3,591, as well as by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $344, partially offset by the impact from acquisitions of $1,700. On a constant currency basis, our perpetual licenses revenues decreased by 4.9% for the nine months ended September 30, 2020 as compared to the prior period.
We observed a decrease in organic performance during the three and nine months ended September 30, 2020 as certain accounts delayed purchase decisions or shifted spend to subscription solutions due to COVID‑19.
•Services. For the three months ended September 30, 2020, services revenues decreased by $614, or 3.5%, as compared to the three months ended September 30, 2019. This decrease was driven primarily by a reduction in our organic performance of $5,744, partially offset by the impact from acquisitions of $4,952, as well as by positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $178. On a constant currency basis, our services revenues decreased by 4.5% for the three months ended September 30, 2020 as compared to the prior period.
For the nine months ended September 30, 2020, services revenues decreased by $5,193, or 10.4%, as compared to the nine months ended September 30, 2019. This decrease was driven primarily by a reduction in our organic performance of $14,179, as well as by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $182, partially offset by the impact from acquisitions of $9,168. On a constant currency basis, our services revenues decreased by 10.0% for the nine months ended September 30, 2020 as compared to the prior period.
For the three and nine months ended September 30, 2020, the decreases in organic performance were primarily due to the winding down or completion of several larger services projects during 2019 and 2020, COVID‑19 related delays of new projects while social distancing measures are in place, the inclusion of learning benefits in our subscription offerings, and the partial redeployment of our services colleagues to support Success Plan services of our E365 subscription offering.

Revenues by Geographic Area
Revenues are allocated to individual countries based upon the location of the users. Revenues by geographic area are as follows:

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Revenues by geographic area:
Americas	$102,104	$91,776	$10,328	11.3%	11.2%
Europe, the Middle East, and Africa (“EMEA”)	63,335	55,793	7,542	13.5%	8.7%
Asia-Pacific (“APAC”)	37,558	39,019	(1,461)	(3.7)%	(6.1)%
Total revenues by geographic area	$202,997	$186,588	$16,409	8.8%	6.8%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Revenues by geographic area:
Americas	$287,942	$259,216	$28,726	11.1%	11.3%
EMEA	184,913	171,604	13,309	7.8%	7.8%
APAC	109,122	102,912	6,210	6.0%	6.5%
Total revenues by geographic area	$581,977	$533,732	$48,245	9.0%	9.2%
•Americas. For the three months ended September 30, 2020, revenues from the Americas increased by $10,328, or 11.3%, as compared to the three months ended September 30, 2019. This increase was driven primarily by the impact from acquisitions of $7,067, improvements in our organic performance of $3,214, and by positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $47. On a constant currency basis, our revenues from the Americas increased by 11.2% for the three months ended September 30, 2020 as compared to the prior period.
For the nine months ended September 30, 2020, revenues from the Americas increased by $28,726, or 11.1%, as compared to the nine months ended September 30, 2019. This increase was driven primarily by improvements in our organic performance of $15,488 and the impact from acquisitions of $13,856, partially offset by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $618. On a constant currency basis, our revenues from the Americas increased by 11.3% for the nine months ended September 30, 2020 as compared to the prior period.
The increases in organic performance were primarily due to expansion of our recurring subscription revenues from our existing accounts in the United States and Canada. Approximately 30% of our subscription-related organic performance expansion was driven by civil design products for the three and nine months ended September 30, 2020.
•EMEA. For the three months ended September 30, 2020, revenues from EMEA increased by $7,542, or 13.5%, as compared to the three months ended September 30, 2019. This increase was driven primarily by improvements in our organic performance of $2,742, by positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $2,674, and the impact from acquisitions of $2,126. On a constant currency basis, our revenues from EMEA increased by 8.7% for the three months ended September 30, 2020 as compared to the prior period.

For the nine months ended September 30, 2020, revenues from EMEA increased by $13,309, or 7.8%, as compared to the nine months ended September 30, 2019. This increase was driven primarily by improvements in our organic performance of $7,092 and the impact from acquisitions of $6,239, partly offset by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $22. On a constant currency basis, our revenues from EMEA increased by 7.8% for the nine months ended September 30, 2020 as compared to the prior period.
The increases in organic performance were primarily due to expansion of our recurring subscription revenues throughout the region. Approximately 40% of our subscription-related organic performance expansion was driven by ProjectWise for both the three and nine months ended September 30, 2020.
•APAC. For the three months ended September 30, 2020, revenues from APAC decreased by $1,461, or 3.7%, as compared to the three months ended September 30, 2019. This decrease was driven primarily by declines in our organic performance of $2,583, partially offset by positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies of $921 and, to a lesser extent, the impact from acquisitions of $201. On a constant currency basis, our revenues from APAC decreased by 6.1% for the three months ended September 30, 2020 as compared to the prior period.
For the nine months ended September 30, 2020, revenues from APAC increased by $6,210, or 6.0%, as compared to the nine months ended September 30, 2019. This increase was driven primarily by improvements in our organic performance of $5,975 and, to a lesser extent, the impact from acquisitions of $683, partially offset by negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies of $448. On a constant currency basis, our revenues from APAC increased by 6.5% for the nine months ended September 30, 2020 as compared to the prior period.
For the three months ended September 30, 2020, the decline in organic performance was primarily due to the reduction of our perpetual licenses revenues in China, India, and South East (“SE”) Asia. The reductions were driven by certain accounts delaying purchase decisions or shifting spend from perpetual licenses to subscription solutions due to COVID‑19. For the nine months ended September 30, 2020, the increase in organic performance was primarily due to expansion of our recurring subscription revenues from our existing accounts in Australia, China, and SE Asia. Approximately 40% of our subscription-related organic performance expansion was driven by ProjectWise and Offshore Structural Analysis products.
Cost of Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Cost of subscriptions and licenses	$23,338	$17,370	$5,968	34.4%	31.9%
Cost of services	19,290	17,681	1,609	9.1%	8.2%
Total cost of revenues	$42,628	$35,051	$7,577	21.6%	20.0%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Cost of subscriptions and licenses	$66,466	$48,201	$18,265	37.9%	38.3%
Cost of services	50,126	56,048	(5,922)	(10.6)%	(9.7)%
Total cost of revenues	$116,592	$104,249	$12,343	11.8%	12.5%

For the three months ended September 30, 2020, cost of revenues increased by $7,577, or 21.6%, to $42,628. This increase was driven by an increase in cost of subscriptions and licenses and cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 20.0% for the three months ended September 30, 2020 as compared to the prior period.
For the nine months ended September 30, 2020, cost of revenues increased by $12,343, or 11.8%, to $116,592. This increase was driven primarily by an increase in cost of subscriptions and licenses, partially offset by lower cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 12.5% for the nine months ended September 30, 2020 as compared to the prior period.
For the three months ended September 30, 2020, cost of subscriptions and licenses increased 34.4%, or 31.9% in constant currency, as compared to the three months ended September 30, 2019. On a constant currency basis, this increase was primarily due to an increase in salaries, incentive compensation, and other headcount-related costs of approximately $2,600, an increase in stock‑based compensation expense of approximately $900, an increase in hosting costs of approximately $1,400, and an increase in amortization expense for software and technology of approximately $500.
For the nine months ended September 30, 2020, cost of subscriptions and licenses increased 37.9%, or 38.3% in constant currency, as compared to the nine months ended September 30, 2019. On a constant currency basis, this increase was primarily due to an increase in salaries, incentive compensation, and other headcount-related costs of approximately $7,600, an increase in stock‑based compensation expense of approximately $900, an increase in hosting costs of approximately $7,400, an increase in amortization expense for software and technology of approximately $1,500, and an increase in facility-related costs of approximately $1,100.
For the three months ended September 30, 2020, cost of services increased by 9.1%, or 8.2% in constant currency, as compared to the three months ended September 30, 2019. On a constant currency basis, the increase was primarily due to an increase in stock‑based compensation expense of approximately $2,500 and incremental realignment costs from the 2020 program of approximately $1,500, partially offset by a decrease in salaries, incentive compensation, and other headcount-related costs due to COVID‑19 related modification to employee travel and variable compensation plans of approximately $2,100, and a decrease in amortization of previously capitalized costs related to certain professional services projects of approximately $500.
For the nine months ended September 30, 2020, cost of services decreased by 10.6%, or 9.7% in constant currency, as compared to the nine months ended September 30, 2019. On a constant currency basis, the decrease was primarily due to a decrease in salaries, incentive compensation, and other headcount-related costs due to COVID‑19 related modification to employee travel and variable compensation plans of approximately $5,100 and a decrease in amortization of previously capitalized costs related to certain professional services projects of approximately $4,100, partially offset by an increase in stock‑based compensation expense of approximately $2,400 and incremental realignment costs from the 2020 program of approximately $1,500.

Operating Expenses

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Research and development	$50,217	$44,756	$5,461	12.2%	10.9%
Selling and marketing	41,824	36,721	5,103	13.9%	12.1%
General and administrative	33,006	25,108	7,898	31.5%	30.2%
Amortization of purchased intangibles	3,869	3,550	319	9.0%	6.6%
Expenses associated with initial public offering	26,130	—	26,130	*	*
Total operating expenses	$155,046	$110,135	$44,911	40.8%	39.3%

*Not meaningful

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2020	2019	Amount	%	%
Research and development	$139,570	$136,617	$2,953	2.2%	2.7%
Selling and marketing	107,551	111,889	(4,338)	(3.9)%	(3.1)%
General and administrative	85,275	71,415	13,860	19.4%	19.5%
Amortization of purchased intangibles	10,984	10,402	582	5.6%	5.7%
Expenses associated with initial public offering	26,130	—	26,130	*	*
Total operating expenses	$369,510	$330,323	$39,187	11.9%	12.4%

*Not meaningful
Research and development. For the three months ended September 30, 2020, research and development expenses increased 12.2%, or 10.9% in constant currency, as compared to the three months ended September 30, 2019. On a constant currency basis, the increase was primarily due to an increase in stock‑based compensation expense of approximately $6,100 and incremental realignment costs from the 2020 program of approximately $800, partially offset by a decrease in salaries, incentive compensation, and other headcount-related costs due to COVID‑19 related modification to employee travel and variable compensation plans of approximately $1,700 and a decrease in facility‑related costs of approximately $400.
For the nine months ended September 30, 2020, research and development expenses increased 2.2%, or 2.7% in constant currency, as compared to the nine months ended September 30, 2019. On a constant currency basis, the increase was primarily due to an increase in stock‑based compensation expense of approximately $5,700 and incremental realignment costs from the 2020 program of approximately $800, partially offset by a decrease in salaries, incentive compensation, and other headcount-related costs due to COVID‑19 related modification to employee travel and variable compensation plans of approximately $1,900 and a decrease in facility‑related costs of approximately $1,000.

Selling and marketing. For the three months ended September 30, 2020, selling and marketing expenses increased 13.9%, or 12.1% in constant currency, as compared to the three months ended September 30, 2019. On a constant currency basis, this increase was primarily due an increase in stock‑based compensation expense of approximately $4,400 and incremental realignment costs from the 2020 program of approximately $5,200, partially offset by a decrease in salaries, incentive compensation, and other headcount-related costs due to COVID‑19 related modification to employee travel and variable compensation plans of approximately $4,500 and a reduction in promotional costs of $500, substantially from rationalizing our marketing spend and shifting to virtual events given the evolving business environment as a result of COVID‑19.
For the nine months ended September 30, 2020, selling and marketing expenses decreased 3.9%, or 3.1% in constant currency, as compared to the nine months ended September 30, 2019. On a constant currency basis, this decrease was primarily due to a decrease in salaries, incentive compensation, and other headcount-related costs due to COVID‑19 related modification to employee travel and variable compensation plans of approximately $10,400 and a reduction in promotional costs of $1,600, substantially from rationalizing our marketing spend and shifting to virtual events given the evolving business environment as a result of COVID‑19, partially offset by an increase in stock‑based compensation expense of approximately $4,200 and incremental realignment costs from the 2020 program of approximately $5,200.
General and administrative. For the three months ended September 30, 2020, general and administrative expenses increased 31.5%, or 30.2% in constant currency, as compared to the three months ended September 30, 2019. On a constant currency basis, the increase was primarily caused by an increase in salaries, incentive compensation, and other headcount-related costs of approximately $2,000, an increase in stock‑based compensation expense of approximately $2,700, incremental realignment costs from the 2020 program of approximately $2,300, and an increase in acquisition and integration costs and other corporate initiatives of $600.
For the nine months ended September 30, 2020, general and administrative expenses increased 19.4%, or 19.5% in constant currency, as compared to the nine months ended September 30, 2019. On a constant currency basis, the increase was primarily caused by an increase in salaries, incentive compensation, and other headcount-related costs of approximately $6,400, an increase in stock‑based compensation expense of approximately $2,500, incremental realignment costs from the 2020 program of approximately $2,300, and an increase in acquisition and integration costs and other corporate initiatives of $2,200.
Amortization of purchased intangibles. For the three months ended September 30, 2020, amortization of purchased intangibles increased by 9.0%, or 6.6% in constant currency, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, amortization of purchased intangibles increased by 5.6%, or 5.7% in constant currency, as compared to the nine months ended September 30, 2019. The increases were primarily attributable to acquisitions that closed in the first nine months of 2020 and the last three months of 2019.
Expenses associated with initial public offering. For the three and nine months ended September 30, 2020, expenses associated with IPO include certain non‑recurring costs relating to our IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses. We completed our IPO on September 25, 2020. These fees are being expensed in the period incurred.
Interest Expense, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense	$(1,975)	$(2,456)	$(4,821)	$(7,477)
Interest income	41	427	371	974
Total interest expense, net	$(1,934)	$(2,029)	$(4,450)	$(6,503)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Bank credit facility	$(1,807)	$(2,305)	$(4,351)	$(6,905)
Amortization of deferred financing costs	(153)	(138)	(430)	(415)
Other, net	26	414	331	817
Total interest expense, net	$(1,934)	$(2,029)	$(4,450)	$(6,503)
For the three and nine months ended September 30, 2020, net interest expense decreased from the prior year period primarily due to a lower average interest rate, partially offset by a higher outstanding average balance under the Credit Facility, which includes the new term loan of $125,000 we entered into on September 2, 2020 via the First Amendment to the Credit Facility (the “Term Loan”).
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Foreign exchange gain (loss)	$12,830	$(12,465)	$8,567	$(14,053)
Other income (expense), net	911	159	(1,811)	—
Total other income (expense), net	$13,741	$(12,306)	$6,756	$(14,053)
For the three months ended September 30, 2020 and 2019, other income (expense), net primarily consists of foreign currency translation gains (losses) of $12,830 and $(12,465), respectively and $8,567 and $(14,053) for the nine months ended September 30, 2020 and 2019, respectively. The foreign currency translation gains (losses) derive primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. These U.S. Dollar denominated balances are being translated into their functional currencies at the rates in effect at the balance sheet date and fully eliminate in consolidation. The gains and losses from such translations are included in Other income (expense), net. For the three months ended September 30, 2020 and 2019, intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign currency translation gains (losses) of $12,284 and $(12,302), respectively, and $10,519 and $(13,982) for the nine months ended September 30, 2020 and 2019, respectively.
For the three months ended September 30, 2020, other income (expense), net also includes a gain from the change in fair value of our interest rate swap of $809, partially offset by a loss from the change in fair value of acquisition contingent consideration of $50. For the nine months ended September 30, 2020, other income (expense), net also includes a loss from the change in fair value of our interest rate swap of $3,365, partially offset by a gain from the change in fair value of acquisition contingent consideration of $1,340.
Provision for Income Taxes
The income tax provisions for the three months ended September 30, 2020 and 2019 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. During the three months ended September 30, 2020 and 2019, we recognized an aggregate consolidated income tax expense of $10,705 and $6,640, respectively, for U.S. domestic and foreign income taxes. During the three months ended September 30, 2020 and 2019, we recorded a discrete tax benefit of $3,826 and $103, respectively, associated with stock‑based compensation. The effective income tax rate of 62.5% for the three months ended September 30, 2020 was higher than the effective income tax rate of 24.5% for the same period in the prior year primarily due to officer compensation limitation provisions resulting from our IPO, which went effective during the three months ended September 30, 2020, and the non‑deductibility of expenses associated with our IPO, partially offset by increased discrete windfall tax benefits from stock‑based compensation.

The income tax provisions for the nine months ended September 30, 2020 and 2019 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. During the nine months ended September 30, 2020 and 2019, we recognized an aggregate consolidated income tax expense of $22,145 and $11,759, respectively, for U.S. domestic and foreign income taxes. During the nine months ended September 30, 2020 and 2019, we recorded a discrete tax benefit of $10,511 and $3,861, respectively, associated with stock‑based compensation. The effective income tax rate of 22.6% for the nine months ended September 30, 2020 was higher than the effective income tax rate of 15.0% for the same period in the prior year primarily due to officer compensation limitation provisions resulting from our IPO and the non‑deductibility of expenses associated with our IPO, partially offset by increased discrete windfall tax benefits from stock‑based compensation.
Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$5,844	$20,427	$74,589	$66,845
For the three months ended September 30, 2020, net income decreased by $14,583, or 71.4%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income increased by $7,744, or 11.6%, compared to the nine months ended September 30, 2019. The changes are due to the factors stated above.
Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$73,605	$52,772	$189,111	$132,156
Adjusted Net Income	$51,386	$39,300	$140,589	$99,278
For the three and nine months ended September 30, 2020, Adjusted EBITDA increased by $20,833 and $56,955 compared to the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020 and 2019, Adjusted EBITDA as a percentage of revenue was 36.3% and 28.3%, respectively. For the nine months ended September 30, 2020 and 2019, Adjusted EBITDA as a percentage of revenue was 32.5% and 24.8%, respectively.
For the three and nine months ended September 30, 2020, Adjusted Net Income increased by $12,086 and $41,311 compared to the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020 and 2019, Adjusted Net Income as a percentage of revenue was 25.3% and 21.1%, respectively. For the nine months ended September 30, 2020 and 2019, Adjusted Net Income as a percentage of revenue was 24.2% and 18.6%, respectively.
For additional information, including the limitations of using non‑GAAP financial measures, and reconciliations of the non‑GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP, see the section titled “Non‑GAAP Financial Measures.”

Liquidity and Capital Resources:
Our primary source of cash is generated from the delivery of subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist primarily of colleague-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. In addition to operating expenses, we also use cash to fund growth initiatives, which include acquisitions of software assets and businesses.
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of September 30, 2020 and December 31, 2019, 75% and 98%, respectively, of our total cash and cash equivalents were located outside of the United States. Under the U.S. Tax Cuts and Jobs Act (“JOBS Act”), we are subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. We intend to continue to permanently reinvest these funds outside of the United States, and current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility described below. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the United States.
We believe that existing cash and cash equivalent balances, together with cash generated from operations and liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, currency fluctuations, market acceptance of our products, competitive factors, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing, including convertible debt, would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.
Cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. The following table presents our foreign and domestic holdings of cash and cash equivalents:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents:
Held domestically	$33,981	$2,291
Held by foreign subsidiaries	103,617	118,810
Total cash and cash equivalents	$137,598	$121,101
The amount of cash and cash equivalents held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in accumulated other comprehensive loss on our consolidated balance sheet.

Bank Credit Facility. On December 19, 2017, we entered into the Credit Facility, which matures on December 18, 2022. Upon entry into the Credit Facility, we obtained a $500,000 senior secured revolving facility and refinanced all indebtedness outstanding under our prior facility. On September 2, 2020, we entered into the First Amendment to the Credit Facility, which provided the Term Loan of $125,000 with a maturity of December 18, 2022 and included certain other amendments, including the addition of a mandatory prepayment provision requiring us to prepay borrowings under the Credit Facility in an aggregate amount equal to the net proceeds from any underwritten public offering by us, which prepayment shall be applied, first, to the Term Loan and, second, to any borrowings outstanding under the revolving facility under the Credit Facility without reducing the revolving commitments thereof. We used borrowings under the Term Loan and under the revolving facility under the Credit Facility to pay a special dividend of $1.50 per share of our common stock (approximately $389,300 in the aggregate) (the “Special Dividend”) and a regular quarterly dividend of $0.03 per share of our common stock. The Special Dividend was declared by our board of directors on August 28, 2020. As of September 30, 2020, Term Loan borrowings are net of $417 in unamortized debt issuance costs.
In addition to the revolving line of credit, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $50,000 multi‑currency swing‑line sub‑facility and a $100,000 incremental “accordion” sub‑facility. We had $150 and $546 of letters of credit and surety bonds outstanding as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, we had $34,850 and $265,704, respectively, available under the Credit Facility.
Under the Credit Facility, we may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings is at the one‑month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 100 basis points (“bps”) to 225 bps as determined by our net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the greater of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 0 bps to 125 bps as determined by our leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 15 bps to 30 bps as determined by our net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants in our debt agreements.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which we executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, we fixed our LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the swap as either an asset or a liability on the consolidated balance sheet and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net, in the consolidated statements of operations. As of September 30, 2020, we recorded a swap related liability at fair value of $3,365.
The weighted average interest rate under the Credit Facility was 1.59% and 3.43%, for the three months ended September 30, 2020 and 2019, respectively, and 1.92% and 3.63% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, accrued interest and fees were $26. There were no accrued interest or fees as of December 31, 2019. Interest expense was $1,807 and $2,305 for the three months ended September 30, 2020 and 2019, respectively, and $4,351 and $6,905 for the nine months ended September 30, 2020 and 2019, respectively.
For the three and nine months ended September 30, 2020, we incurred $432 of debt issuance costs related to the Term Loan. In addition, interest expense includes amortization of deferred financing costs of $153 and $138 for the three months ended September 30, 2020 and 2019, respectively, and $430 and $415 for the nine months ended September 30, 2020 and 2019.

The agreement governing the Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $10,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control.
Voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part, are permitted at any time, so long as we give notice as required by the Credit Facility. However, if prepayment is made with respect to a LIBOR‑based loan and the prepayment is made on a date other than an interest payment date, we must pay customary breakage costs.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our cash flow activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Net Cash Provided By (Used In):
Operating activities	$176,025	$118,249
Investing activities	(88,808)	(21,837)
Financing activities	(70,130)	(50,326)
Operating activities
Net cash provided by operating activities was $176,025 during the nine months ended September 30, 2020. Compared to the prior year comparative period, net cash from operating activities was higher by $57,776 due to an increase in net income of $7,744, a net increase in non‑cash adjustments of $4,205, and an increase in net cash flows from the change in operating assets and liabilities of $45,827. The net increase in non‑cash adjustments primarily related to a $2,502 increase in depreciation and amortization, an increase of $7,020 in deferred income taxes, an increase of $17,571 in stock‑based compensation expense, an increase of $3,206 related to the change in the fair value of our interest rate swap, partly offset by an increase of $23,023 related to foreign currency remeasurement gains. The net increase in cash flows from changes in operating assets and liabilities of $45,827 was due to increased cash flows related to the collection of accounts receivable of $5,814, an increase from the change in prepaid and other assets of $15,412, an increase from the change in accounts payable, accruals and other liabilities of $12,941, an increase from the change in deferred revenues of $4,521, and an increase from the change in income taxes payable of $7,139.
For the nine months ended September 30, 2019, net cash provided by operating activities was $118,249 due to net income of $66,845 increased by $49,882 of non‑cash adjustments and $1,522 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $88,808 during the nine months ended September 30, 2020, primarily due to $12,805 related to purchases of property and equipment and investment in capitalized software and $68,920 in acquisition related payments, net of cash acquired.
For the nine months ended September 30, 2019, net cash used in investing activities was $21,837, primarily due to $11,622 related to purchases of property and equipment and investment in capitalized software and $9,662 in acquisition related payments, net of cash acquired.

Financing activities
Net cash used in financing activities was $70,130 during the nine months ended September 30, 2020. Compared to the prior year comparative period, net cash used in financing activities increased by $19,804, primarily due to an increase in payments for dividends of $394,022, partly offset by an increase in net borrowings of $367,000 under the Credit Facility and a decrease in the payment of acquisition debt and other consideration of $7,844.
For the nine months ended September 30, 2019, net cash used in financing activities was $50,326, primarily due to net payments under the Credit Facility of $10,750, payment of a contingent acquisition liability of $9,878, payments of dividends of $18,830, and net payments for shares acquired of $13,907.
Acquisition Subsequent to September 30, 2020
In October 2020, the Company completed the acquisition of Professional Construction Strategies Group Ltd. to further advance its digital integrator capabilities. The acquisition is not expected to be material to the Company’s consolidated statements of operations and financial position.
Contractual Obligations and Other Commitments:
As noted above, we used borrowings under the Term Loan, obtained in September 2020, and under the revolving facility under the Credit Facility to pay the Special Dividend. See Note 10 to our unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q. As a result of a net increase in long‑term debt, our obligation for interest on long‑term debt will also increase. In May 2020, we entered into a $100,000 non‑cancelable future cash purchase commitment for services related to the provisioning of our hosted software solutions through May 2023. As of September 30, 2020, the non‑cancelable future cash purchase commitment was $90,650. See Note 18 to our unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q. There have been no other material changes to the contractual obligations table as of December 31, 2019 presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-1, as amended, on file with the SEC.
Critical Accounting Policies and Use of Estimates:
Our consolidated financial statements are prepared in conformity with U.S. GAAP. In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in the consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments, and estimates. Our significant accounting policies are described in Note 1 to our unaudited consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q and in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2019 included in our registration statement on Form S‑1, as amended, on file with the SEC.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S‑1, as amended, on file with the SEC. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020, as compared to those disclosed for the year ended December 31, 2019 in our registration statement on Form S‑1, as amended, on file with the SEC.

Emerging Growth Company:
Section 107 of the JOBS Act provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, as amended by Section 102(b)(1) of the JOBS Act, for complying with new or revised accounting standards. This permits an “emerging growth company” to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates.
Off-Balance Sheet Arrangements:
We do not have any off‑balance sheet arrangements, as defined by applicable SEC regulations.
Recent Accounting Pronouncements:
For information regarding recent accounting guidance and the impact of this guidance on our unaudited consolidated financial statements, see Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have exposure due to potential changes in interest rates. We do not hold financial instruments for trading purposes.
Foreign currency exchange risk. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. We regularly evaluate our foreign currency positions in the context of the natural hedging of revenues and expenses and corresponding exposure. We have concluded that our naturally hedged positions support our strategy and no incremental hedging strategies have been deployed. The primary currencies for which we have exchange rate exposure are the U.S. Dollar versus Euros, British Pounds, Australian Dollars, Canadian Dollars, and Chinese Yuan Renminbi. For the year ended December 31, 2019, approximately 58% of our revenues are derived from outside of the United States and approximately 47% of our revenues are denominated in foreign currencies. In 2019, 53%, 14%, 7%, and 26% of our revenues were denominated in U.S. Dollars, Euros, British Pounds, and other currencies, respectively, and 54%, 17%, 8%, and 21% of our expenses were denominated in U.S. Dollars, Euros, British Pounds, and other currencies, respectively. Financial results therefore are affected by changes in foreign currency rates. We estimate that a 10% strengthening of the U.S. Dollar versus our other currencies would have lowered our 2019 annual operating income by approximately $10,200.
Interest rate risk. We had cash and cash equivalents of $137,598 and $121,101 as of September 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits and money market funds maintained at various financial institutions. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The interest rates on our Credit Facility also fluctuate based on various market conditions that affect London Interbank Offered Rate (“LIBOR”), the prime rate, or the overnight bank funding effective rate. The cost of borrowing thereunder may be impacted as a result of our interest rate risk exposure. Interest rate risk associated with the Credit Facility is managed through an interest rate swap which we executed on March 31, 2020. Under the terms of the swap, we fixed our LIBOR borrowing rate at 0.73% on a notional amount of $200,000 and for a period of ten years. We do not enter into investments or derivative instruments for trading or speculative purposes. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation risk. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
Our management maintains disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal control over financial reporting despite our employees working remotely due to the COVID‑19 pandemic. We are continually monitoring and assessing the COVID‑19 pandemic on our internal controls including changes to their design and operating effectiveness.
Inherent Limitations on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject from time to time to various legal proceedings and claims which arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe that the ultimate resolution of pending matters will have a material adverse effect on our financial condition, cash flows, or results of operations. We currently believe that we do not have any material litigation pending against us.
See Note 18 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Item 1A. Risk Factors
For a discussion of potential risks or uncertainties, see “Risk Factors” in the Company’s registration statement on Form S‑1, as amended (File No. 333‑248246), on file with the SEC. There have been no material changes to the risk factors disclosed in such registration statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From July 1, 2020 to September 30, 2020, we granted to our employees and directors restricted stock awards and restricted stock units representing an aggregate of 2,274,121 shares of our Class B Common Stock under our 2015 Equity Incentive Plan.
From July 1, 2020 to September 30, 2020, we issued 294,764 shares of our Class B Common Stock pursuant to option exercised under our 2015 Equity Incentive Plan for exercise prices ranging from $3.73 to $5.74 per share (after giving effect to the $1.50 downward exercise price adjustment as a result of the Special Dividend declared by our board of directors on August 28, 2020).
From July 1, 2020 to September 30, 2020, we issued 36,239 shares of our Class B Common Stock pursuant to the vesting of restricted stock awards and restricted stock units.
From July 1, 2020 to September 30, 2020, we issued 27,799 shares of our Class B Common Stock in connection with the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. All recipients had adequate access, through their relationships with us, to information about us. The issuance of these securities were made without any general solicitation or advertising.
Use of Proceeds from our Public Offering of Common Shares
On September 25, 2020, we completed our IPO. The selling stockholders identified in our registration statement on Form S-1, as amended, on file with the SEC, sold 12,360,991 shares of Class B Common Stock at a public offering price of $22.00 per share. The Company did not sell any shares in the IPO and did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders.
The offer and sale of all of our Class B Common Stock were registered under the Securities Act pursuant to a registration statement on Form S‑1, as amended (File No. 333‑248246), which was declared effective by the SEC on September 22, 2020. Goldman Sachs & Co. LLC and BofA Securities, Inc. acted as joint book-running managers of the offering and as representatives of the underwriters.

Item 6. Exhibits

		Report or	SEC File or
Exhibit		Registration	Registration	Exhibit
Number	Description	Statement	Number	Reference

3.1	Amended and Restated Certificate of Incorporation of Bentley Systems, Incorporated	Form 8‑K filed September 25, 2020	001-39548	3.1
3.2	Amended and Restated Bylaws of Bentley Systems, Incorporated	Form 8‑K filed September 25, 2020	001-39548	3.2
10.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 2, 2020	Form S-1/A filed September 8, 2020	333-248246	10.10
10.2†	Bentley Systems, Incorporated 2020 Omnibus Incentive Plan	Form 8‑K filed September 25, 2020	001-39548	10.1
10.3†	Bentley Systems, Incorporated Global Employee Stock Purchase Plan	Form 8‑K filed September 25, 2020	001-39548	10.2
10.4†	Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan	Form 8‑K filed September 25, 2020	001-39548	10.3
10.5†	Bentley Systems, Incorporated Bonus Pool Plan	Form 8‑K filed September 25, 2020	001-39548	10.4
31.1	Management Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Management Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

†	Management contract or compensatory plan or arrangement.
*
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10‑Q are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: November 10, 2020	By:	/s/ David J. Hollister
	Name:	David J. Hollister
	Title:	Chief Financial Officer