Form 10-Q
period 2021-03-31
BENTLEY SYSTEMS INC
filed 2021-05-11
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 4, 2021, the registrant had 11,601,757 shares of Class A and 265,119,441 shares of Class B Common Stock, par value $0.01 per share, outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$569,536	$122,006
Accounts receivable	189,530	195,782
Allowance for doubtful accounts	(6,370)	(5,759)
Prepaid income taxes	3,994	3,535
Prepaid and other current assets	25,118	24,694
Total current assets	781,808	340,258
Property and equipment, net	27,767	28,414
Operating lease right-of-use assets	41,691	46,128
Intangible assets, net	53,697	45,627
Goodwill	622,756	581,174
Investments	5,245	5,691
Deferred income taxes	42,133	39,224
Other assets	51,771	39,519
Total assets	$1,626,868	$1,126,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,947	$16,492
Accruals and other current liabilities	296,497	226,793
Deferred revenues	186,396	202,294
Operating lease liabilities	15,894	16,610
Income taxes payable	11,721	3,366
Total current liabilities	526,455	465,555
Long-term debt	672,599	246,000
Long-term operating lease liabilities	27,861	31,767
Deferred revenues	7,108	7,020
Deferred income taxes	14,305	10,849
Income taxes payable	7,883	7,883
Other liabilities	16,660	15,362
Total liabilities	1,272,871	784,436
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of March 31, 2021 and December 31, 2020, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 262,120,726 and 260,552,747 shares as of March 31, 2021 and December 31, 2020, respectively	2,737	2,722
Additional paid-in capital	732,635	741,113
Accumulated other comprehensive loss	(35,394)	(26,233)
Accumulated deficit	(345,981)	(376,003)
Total stockholders’ equity	353,997	341,599
Total liabilities and stockholders’ equity	$1,626,868	$1,126,035

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Subscriptions	$188,125	$170,182
Perpetual licenses	10,116	10,814
Subscriptions and licenses	198,241	180,996
Services	23,764	13,694
Total revenues	222,005	194,690
Cost of revenues:
Cost of subscriptions and licenses	28,945	21,327
Cost of services	20,344	15,932
Total cost of revenues	49,289	37,259
Gross profit	172,716	157,431
Operating expenses:
Research and development	47,803	45,135
Selling and marketing	32,440	36,095
General and administrative	33,388	26,804
Amortization of purchased intangibles	3,438	3,436
Total operating expenses	117,069	111,470
Income from operations	55,647	45,961
Interest expense, net	(2,319)	(1,388)
Other income (expense), net	14,482	(7,390)
Income before income taxes	67,810	37,183
Provision for income taxes	(10,358)	(7,176)
Loss from investment accounted for using the equity method, net of tax	(446)	(338)
Net income	57,006	29,669
Less: Net income attributable to participating securities	—	—
Net income attributable to Class A and Class B common stockholders	$57,006	$29,669
Per share information:
Net income per share, basic	$0.19	$0.10
Net income per share, diluted	$0.18	$0.10
Weighted average shares, basic	302,583,452	285,486,972
Weighted average shares, diluted	321,736,649	292,378,627

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$57,006	$29,669
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(9,182)	(5,085)
Actuarial gain on retirement plan, net of tax effect of $(8) and $(7), respectively	21	9
Total other comprehensive loss, net of taxes	(9,161)	(5,076)
Comprehensive income	$47,845	$24,593

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$341,599
Net income	—	—	—	—	57,006	57,006
Other comprehensive loss	—	—	—	(9,161)	—	(9,161)
Purchase of capped call options, net of tax of $6,250	—	—	(19,430)	—	—	(19,430)
Dividends declared	—	—	—	—	(8,219)	(8,219)
Shares issued in connection with deferred compensation plan, net	339,503	3	—	—	(8,862)	(8,859)
Deferred compensation plan voluntary contributions	—	—	854	—	—	854
Shares issued in connection with Executive Bonus Plan, net	79,961	1	5,573		(2,037)	3,537
Stock option exercises, net	1,263,121	12	1,739	—	(7,158)	(5,407)
Stock-based compensation expense	—	—	2,786	—	—	2,786
Shares related to restricted stock, net	(114,606)	(1)	—	—	(708)	(709)
Balance, March 31, 2021	273,722,483	$2,737	$732,635	$(35,394)	$(345,981)	$353,997

	Three Months Ended March 31, 2020
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2019	254,842,949	$2,548	$408,667	$(23,927)	$(52,669)	$334,619
Net income	—	—	—	—	29,669	29,669
Other comprehensive loss	—	—	—	(5,076)	—	(5,076)
Dividends declared	—	—	—	—	(7,666)	(7,666)
Profit‑sharing plan shares, net	(186,715)	(2)	—	—	(1,848)	(1,850)
Shares issued in connection with deferred compensation plan, net	683,072	7	—	—	(308)	(301)
Deferred compensation plan voluntary contributions	—	—	1,003	—	—	1,003
Payment of shareholder Put and Call rights	(37,870)	—	—	—	(302)	(302)
Stock option exercises, net	697,833	6	712	—	(1,336)	(618)
Shares issued for stock grants	10,951	—	119	—	—	119
Stock-based compensation expense	—	—	1,653	—	—	1,653
Shares related to restricted stock, net	(285,019)	(3)	(116)	—	(121)	(240)
Balance, March 31, 2020	255,725,201	$2,556	$412,038	$(29,003)	$(34,581)	$351,010

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$57,006	$29,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,993	8,050
Bad debt allowance (recovery)	746	(256)
Deferred income taxes	966	1,742
Deferred compensation plan activity	1,021	676
Stock-based compensation expense	8,913	1,653
Amortization and write-off of deferred debt issuance costs	1,229	138
Change in fair value of derivative	(13,661)	—
Change in fair value of contingent consideration	—	(1,390)
Foreign currency remeasurement (gain) loss	(583)	6,985
Loss from investment accounted for using the equity method, net of tax	446	338
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	14,903	38,273
Prepaid and other assets	8,257	5,653
Accounts payable, accruals and other liabilities	54,977	6,778
Deferred revenues	(21,889)	(28,247)
Income taxes payable	11,474	2,550
Net cash provided by operating activities	132,798	72,612
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(2,655)	(4,500)
Acquisitions, net of cash acquired of $1,326 and $1,986, respectively	(57,975)	(39,329)
Other investing activities	—	(1,414)
Net cash used in investing activities	(60,630)	(45,243)
Cash flows from financing activities:
Proceeds from credit facilities	16,000	58,907
Payments of credit facilities	(262,000)	(133,625)
Proceeds from convertible senior notes, net of discounts and commissions	672,750	—
Payments of debt issuance costs	(3,777)	—
Purchase of capped call options	(25,530)	—
Payments of financing leases	(50)	(47)
Payments of acquisition debt and other consideration	(25)	(127)
Payments of dividends	(8,219)	(7,802)
Payments for shares acquired including shares withheld for taxes	(18,763)	(3,918)
Proceeds from exercise of stock options	1,751	724
Net cash provided by (used in) financing activities	372,137	(85,888)
Effect of exchange rate changes on cash and cash equivalents	3,225	(2,293)
Increase (decrease) in cash and cash equivalents	447,530	(60,812)
Cash and cash equivalents, beginning of year	122,006	121,101
Cash and cash equivalents, end of period	$569,536	$60,289

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Supplemental information:
Cash paid for income taxes	$4,214	$4,181
Income tax refunds	4,519	117
Interest paid	766	1,842
Non-cash investing and financing activities:
Contingent acquisition consideration	549	—
Deferred, non-contingent consideration, net	1,718	—
Convertible senior notes expenses included in Accounts payable and Accruals and other current liabilities	605	—
Capped call options expenses included in Accounts payable	150	—
Share-settled Executive Bonus Plan awards	5,574	—
Voluntary deferred compensation plan contributions	855	1,003

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation
Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of Bentley Systems, Incorporated (“Bentley” or the “Company”) and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s 2020 Annual Report on Form 10‑K on file with the SEC. In management’s opinion, the Company made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The December 31, 2020 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Convertible Notes — On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes due 2026 (the “2026 Notes”). The Company incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of the payment of initial purchasers’ discounts and commissions, professional fees, and other expenses (“transaction costs”). In connection with the pricing of the 2026 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The Company paid premiums of $25,530 in connection with the capped call options (See Note 10).
Initial Public Offering — On September 25, 2020, the Company completed its initial public offering (“IPO”). The selling stockholders sold 12,360,991 shares of Class B Common Stock at a public offering price of $22.00 per share. The Company did not sell any shares in the IPO and did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders. For further detail, see the audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s 2020 Annual Report on Form 10‑K on file with the SEC.
Follow-On Public Offering — On November 17, 2020, the Company completed its follow‑on public offering of 11,500,000 shares of Class B Common Stock at a public offering price of $32.00 per share (the “Follow‑On Offering”). The Company sold 9,603,965 shares of Class B Common Stock (inclusive of 1,500,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares of the Company’s Class B Common Stock). The selling stockholders sold 1,896,035 shares of Class B Common Stock. The Company received net proceeds of $294,429 after deducting expenses of $12,898. The Company did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders. For further detail, see the audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s 2020 Annual Report on Form 10‑K on file with the SEC.

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
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. The expedients and exceptions provided by ASU 2020‑04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by ASU 2020‑04 during the three months ended March 31, 2021.
Recently Adopted Accounting Guidance
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is required to be applied on a prospective basis and as such, the Company will use the simplified test in its annual fourth quarter testing or more often if circumstances indicate a potential impairment may exist. The Company does not believe this ASU will have a material impact on its consolidated results of operations and financial position.
In August 2018, the FASB issued ASU No. 2018‑15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018‑15”), which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal‑use software. The Company prospectively adopted the ASU effective January 1, 2021. Capitalized costs related to cloud computing arrangements for the three months ended March 31, 2021, which are included in Prepaid and other current assets in the consolidated balance sheet, were not material.
In August 2020, the FASB issued ASU No. 2020‑06, Debt–Debt with Conversion and Other Options (Subtopic 470‑20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815‑40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020‑06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if‑converted method. The Company early adopted the ASU effective January 1, 2021 using the modified retrospective method of adoption (see Notes 10 and 23).

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
Enterprise 365 (“E365”) subscriptions provide unrestricted access to the Company’s comprehensive software portfolio, similar to ELS, however, the accounts are charged based upon daily usage. The daily usage fee also includes a term license component, SELECT maintenance and support, hosting, and Success Plan services, which are designed to achieve business outcomes through more efficient and effective use of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is defined as distinct user access on a daily basis. E365 subscriptions can contain quarterly usage floors or collars as accounts transition to the usage model or for accounts within the public sector. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage.

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
Visas and Passports are quarterly or annual term licenses enabling users to access specific project or enterprise information and entitles users to certain functionality of the Company’s ProjectWise and AssetWise systems. The Company’s standard offerings are usage based with monetization through the Company’s CSS program as described below.
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
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of March 31, 2021 and December 31, 2020, the Company has deferred $18,016 and $18,166, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	March 31, 2021	December 31, 2020
Contract assets	$395	$446
Deferred revenues	193,504	209,314
As of March 31, 2021 and December 31, 2020, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of March 31, 2021 and December 31, 2020.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and professional services. The timing of revenue recognition may differ from the timing of billings to users.
For the three months ended March 31, 2021, $91,125 of revenue that was included in the December 31, 2020 deferred revenue balance was recognized. There were additional deferrals of $78,210, which were primarily related to new billings. For the three months ended March 31, 2020, $98,928 of revenue that was included in the December 31, 2019 deferred revenue opening balance was recognized. There were additional deferrals of $73,512, which were primarily related to new billings.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2021, amounts allocated to these remaining performance obligations are $193,504, of which the Company expects to recognize 96.3% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The following table details revenues:

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Subscriptions:
SELECT subscriptions	$66,140	$67,891
Enterprise subscriptions	71,015	58,734
Term license subscriptions	50,970	43,557
Subscriptions	188,125	170,182
Perpetual licenses:
Perpetual licenses	10,116	10,814
Subscriptions and licenses	198,241	180,996
Services:
Professional services (recurring)	6,077	3,780
Professional services (other)	17,687	9,914
Services	23,764	13,694
Total revenues	$222,005	$194,690
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended March 31, 2021 and 2020, the Company recognized $95,625 and $85,417 of license related revenues, respectively, of which $85,509 and $74,603, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 8% and 7% and of its total revenues through channel partners for the three months ended March 31, 2021 and 2020, respectively.
Revenue to external customers is attributed to individual countries based upon the location of the customer.

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Americas (1)	$108,862	$97,900
Europe, the Middle East, and Africa (“EMEA”) (2)	73,848	62,114
Asia-Pacific (“APAC”)	39,295	34,676
Total revenues	$222,005	$194,690

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $92,940 and $82,420 for the three months ended March 31, 2021 and 2020, respectively.
(2)Revenue attributable to the United Kingdom (“U.K.”) totaled $22,383 and $13,680 for the three months ended March 31, 2021 and 2020, respectively.

Note 4: Acquisitions
For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company completed a number of acquisitions, none of which were material, individually or in the aggregate, to the Company’s consolidated statements of operations and financial position. The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Number of acquisitions	3	6
Cash paid at closing	$59,301	$98,298
Cash acquired	(1,326)	(5,266)
Net cash paid	$57,975	$93,032
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
Accruals and other current liabilities	$3,093	$2,884
Other liabilities	1,692	1,415
Contingent consideration from acquisitions	$4,785	$4,299
The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
Accruals and other current liabilities	$2,323	$685
Other liabilities	2,635	1,774
Non-contingent consideration from acquisitions	$4,958	$2,459
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
In connection with the purchase price allocations related to the Company’s acquisitions, the Company has estimated the fair values of the support obligations assumed relative to acquired deferred revenue. The estimated fair values of the support obligations assumed were determined using a cost‑build‑up approach. The cost‑build‑up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. For accounting purposes, the sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognizable over the remaining support contract term of the Company’s acquired contracts. For the three months ended March 31, 2021 and 2020, the fair value adjustments to reduce revenue were $12 and $116, respectively.

The purchase accounting for the three acquisitions completed for the three months ended March 31, 2021 and two of the acquisitions completed during the year ended December 31, 2020 are not yet completed. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however such measurement period cannot exceed one year.
Acquisition and integration costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended March 31, 2021 and 2020, the Company incurred acquisition and integration costs of $6,861 and $813, respectively, which include costs related to legal, accounting, valuation, general administrative, and other consulting fees. For the three months ended March 31, 2021, $6,716 of the Company’s acquisition and integration costs related to entering into the definitive agreement to acquire Seequent Holdings Limited (“Seequent”). See the section titled “—Acquisitions Subsequent to March 31, 2021” below.
The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Consideration:
Cash paid at closing	$59,301	$98,298
Contingent consideration	549	2,380
Deferred, non-contingent consideration, net	1,718	1,416
Total consideration	$61,568	$102,094
Assets acquired and liabilities assumed:
Cash	$1,326	$5,266
Prepaid and other current assets	5,617	8,701
Operating lease right-of-use assets	192	2,529
Property and equipment	550	499
Other assets	300	36
Customer relationship asset (weighted average useful life of 5 and 6 years, respectively)	11,326	11,371
Software and technology (weighted average useful life of 3 years)	1,399	2,207
Non-compete agreement (useful life of 5 years)	—	200
Trademarks (weighted average useful life of 3 and 7 years, respectively)	481	3,953
Total identifiable assets acquired excluding goodwill	21,191	34,762
Accruals and other current liabilities	(3,678)	(4,991)
Deferred revenues	(1,902)	(5,351)
Operating lease liabilities	(192)	(2,529)
Deferred income taxes	(3,280)	(1,701)
Other liabilities	(178)	(86)
Total liabilities assumed	(9,230)	(14,658)
Net identifiable assets acquired excluding goodwill	11,961	20,104
Goodwill	49,607	81,990
Net assets acquired	$61,568	$102,094

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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. Of the goodwill recorded as of March 31, 2021, none is expected to be deductible for tax purposes.
Acquisitions Subsequent to March 31, 2021
In April 2021, the Company completed two acquisitions and entered into a definitive agreement to acquire a third company totaling approximately $54,200 in cash, net of cash acquired and subject to customary adjustments, including for working capital. The third acquisition is expected to close during May 2021. The acquisitions are not expected to be material to the Company’s consolidated statements of operations and financial position.
On March 11, 2021, the Company entered into a definitive agreement to acquire Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for approximately $900,000 in cash, net of cash acquired and subject to customary adjustments, including for working capital, plus 3,141,361 shares of the Company’s Class B Common Stock. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of 2021. The Company expects to use readily available cash, including a portion of the net proceeds from the January 26, 2021 convertible debt offering (see Note 10), and borrowings under its bank credit facility (see Note 10), to fund the cash component of the transaction.
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
Land	$2,811	$2,811
Building and improvements	33,243	33,094
Computer equipment and software	45,161	44,369
Furniture, fixtures, and equipment	13,210	12,849
Aircraft	4,075	4,075
Other	60	58
Property and equipment, at cost	98,560	97,256
Less: Accumulated depreciation	(70,793)	(68,842)
Total property and equipment, net	$27,767	$28,414
Depreciation expense for the three months ended March 31, 2021 and 2020 was $2,497 and $2,423, respectively.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2020	$581,174
Acquisitions	49,607
Foreign currency translation adjustments	(7,861)
Other adjustments	(164)
Balance, March 31, 2021	$622,756
Details of intangible assets other than goodwill are as follows:

		March 31, 2021			December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3 years	$68,501	$(63,646)	$4,855	$67,691	$(63,046)	$4,645
Customer relationships	3-10 years	106,976	(68,043)	38,933	97,008	(66,030)	30,978
Trademarks	3-10 years	27,002	(17,357)	9,645	26,610	(16,888)	9,722
Non-compete agreements	5 years	350	(86)	264	350	(68)	282
Total intangible assets		$202,829	$(149,132)	$53,697	$191,659	$(146,032)	$45,627
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2021	2020
Cost of subscriptions and licenses	$1,151	$1,013
Amortization of purchased intangibles	3,438	3,436
Total amortization expense	$4,589	$4,449
Note 7: Investments
In September 2020, the Company acquired an interest in a platform as a service technology company with a focus on digital twin integration in the energy sector, which the Company accounts for using the cost method. As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s cost method investment was $3,440.
In September 2019, the Company and Topcon Positioning Systems, Inc. (“Topcon”) formed Digital Construction Works, Inc. (“DCW”), a joint venture which operates as a digital integrator of software and cloud services for the construction industry, which the Company accounts for using the equity method. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. The Company and Topcon each have a 50% ownership in DCW. As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s investment in DCW was $1,805 and $2,251, respectively.
The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. The Company’s investments were not impaired as of March 31, 2021.

Related Party Disclosures — Pursuant to Accounting Standards Codification (“ASC”) 850‑10‑20, Related Party Disclosures, the Company has determined that DCW is a related party. For the three months ended March 31, 2021 and 2020, transactions between the Company and DCW were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented. As of March 31, 2021, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to ten years.
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
The components of operating lease cost reflected in the consolidated statement of operations were as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost (1)	$4,543	$4,345
Variable lease cost	968	1,021
Short-term lease cost	4	25
Total operating lease cost	$5,515	$5,391

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,351 and $4,146 for the three months ended March 31, 2021 and 2020, respectively.
Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,686	$4,482
Right-of-use assets obtained in exchange for new operating lease liabilities	$614	$4,467
The weighted average remaining lease term for operating leases was 3.5 years and 3.7 years as of March 31, 2021 and December 31, 2020, respectively. The weighted average discount rate was 2.1% as of March 31, 2021 and December 31, 2020.

Maturities of operating lease liabilities are as follows:

March 31, 2021
Remainder of 2021	$12,972
2022	13,768
2023	8,727
2024	4,719
2025	3,484
Thereafter	1,923
Total future lease payments	45,593
Less: Imputed interest	(1,838)
Total operating lease liabilities	$43,755
As of March 31, 2021, the Company had additional operating lease minimum lease payments of $8,505 for executed leases that have not yet commenced, primarily for office locations.
Supplemental balance sheet information related to the financing lease was as follows:

	March 31, 2021	December 31, 2020
Property and equipment	$576	$572
Accumulated depreciation	(288)	(229)
Property and equipment, net	$288	$343

Accruals and other current liabilities	$199	$197
Other liabilities	50	99
Total financing lease liabilities	$249	$296
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
CSS deposits	$173,788	$110,291
Accrued benefits	34,254	36,613
Accrued compensation	24,047	22,131
Due to customers	11,852	9,869
Accrued professional fees	8,647	4,210
Accrued hosting costs	7,184	7,988
Accrued indirect taxes	5,652	6,361
Accrued acquisition stay bonuses	5,209	5,599
Contingent consideration from acquisitions	3,093	2,884
Accrued severance and realignment costs	2,574	7,209
Non-contingent consideration from acquisitions	2,323	685
Accrued facility costs	2,129	2,095
ESPP contributions (see Note 13)	1,946	—
Other accrued and current liabilities	13,799	10,858
Total accruals and other current liabilities	$296,497	$226,793

Note 10: Long‑Term Debt
Long‑term debt consists of the following:

	March 31, 2021	December 31, 2020
Bank credit facility:
Senior secured revolving loan facility	$—	$246,000
2026 Notes:
Principal	690,000	—
Unamortized debt issuance costs	(17,401)	—
Net carrying value	672,599	—
Total long-term debt	$672,599	$246,000
Bank Credit Facility
On January 25, 2021, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement dated December 19, 2017, which increased the senior secured revolving loan facility from $500,000 to $850,000 and extended the maturity date from December 18, 2022 to November 15, 2025 (the “Credit Facility”). In connection with the Second Amendment, certain lenders exited the Credit Facility. The Company performed an extinguishment versus modification assessment on a lender‑by‑lender basis resulting in the write‑off of unamortized debt issuance costs of $353 and the capitalization of fees paid to lenders and third parties of $3,577. Debt issuance costs are amortized to interest expense through the maturity date of November 15, 2025.
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $85,000 multi‑currency swing‑line sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had $849,850 and $253,850 available under the Credit Facility.
Under the Credit Facility, the Company may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings is at the one‑month LIBOR plus a spread ranging from 125 basis points (“bps”) to 225 bps as determined by the Company’s net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by the Company’s leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 20 bps to 30 bps as determined by the Company’s net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants in its Credit Facility debt agreements.
The agreement governing the Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $50,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control.
Voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part, are permitted at any time, so long as the Company gives notice as required by the Credit Facility. However, if prepayment is made with respect to a LIBOR‑based loan and the prepayment is made on a date other than an interest payment date, the Company must pay customary breakage costs.

Convertible Notes
On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes due 2026. The 2026 Notes were issued pursuant to an indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) (the “Indenture”). Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. The Company incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of the payment of transaction costs. As of March 31, 2021, $555 and $50 of the transaction costs were recorded in Accounts payable and Accruals and other current liabilities in the consolidated balance sheet, respectively. The Company used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. The Company intends to use the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding the acquisition of Seequent (see Note 4).
Prior to October 15, 2025, the 2026 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s Class B Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class B Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s Class B Common Stock, as described in the Indenture; and (4) if the Company calls the 2026 Notes for redemption. On or after October 15, 2025 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2026 Notes will be convertible at the option of the holder at any time.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class B Common Stock or a combination of cash and shares of the Company’s Class B Common Stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 15.5925 shares of the Company’s Class B Common Stock per $1 principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share, and is subject to adjustment as described in the Indenture. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The Company will have the option to redeem the 2026 Notes in whole or in part at any time on or after January 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date if the last reported sale price per share of the Company’s Class B common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. The redemption price will be equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Upon a fundamental change (as defined in the Indenture), holders may, subject to certain exceptions, require the Company to purchase their 2026 Notes in whole or in part for cash at a price equal to the principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $44.23 per share or greater than $210.00 per share. The Company will not increase the conversion rate to an amount that exceeds 22.6090 shares per $1 principal amount of 2026 Notes, subject to adjustment. The Indenture also contains a customary merger covenant.
Under the Indenture, the 2026 Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency‑related events of default with respect to the Company occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes shall automatically become due and payable. If any other event of default occurs and is continuing, the Trustee by notice to the Company, or the holders of the 2026 Notes of at least 25% in principal amount of the outstanding 2026 Notes by notice to the Company and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes to be due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with reporting covenant in the Indenture consists exclusively of the right to receive additional interest on the 2026 Notes.
As discussed in Note 2, the Company early adopted ASU 2020‑06 as of January 1, 2021 and concluded the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2026 Notes. For the three months ended March 31, 2021, the effective interest rate for the 2026 Notes was 0.658%.
As of March 31, 2021, none of the conditions of the 2026 Notes to early convert have been met.
The 2026 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of March 31, 2021, the Company was in compliance with all covenants in the 2026 Notes.
Capped Call Options
In connection with the pricing of the 2026 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Company incurred $150 of expenses in connection with the capped call options, which were recorded in Accounts payable in the consolidated balance sheet as of March 31, 2021. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is $72.9795 per share, which represents a premium of 65% above the last reported sale price per share of the Company’s Class B Common Stock on the Nasdaq Global Select Market on January 21, 2021 and is subject to customary adjustments under the terms of the capped call options.

The capped call options were entered into in conjunction with the issuance of the 2026 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2026 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped call options separately from the 2026 Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to Additional paid-in capital in the consolidated balance sheet.
Interest Expense
Interest expense consists of the following:

	Three Months Ended
	March 31,
	2021	2020
Bank credit facility:
Senior secured revolving loan facility (1)	$729	$1,540
Interest rate swap	301	—
Amortization and write-off of deferred debt issuance costs	575	138
	1,605	1,678
2026 Notes:
Coupon interest	154	—
Amortization of deferred debt issuance costs	654	—
	808	—
Other obligations	(12)	12
Total interest expense	$2,401	$1,690

(1)The weighted average interest rate was 1.90% and 2.59% for the three months ended March 31, 2021 and 2020, respectively.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which the Company executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability on the consolidated balance sheet and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net in the consolidated statement of operations. As of March 31, 2021 and December 31, 2020, the Company recorded a swap related asset at fair value of $14,011 and $347, respectively, in Other assets in the consolidated balance sheets.
Note 11: Executive Bonus Plan
Certain of the Company’s key employees, including its named executive officers, participate in the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated, effective as of September 22, 2020 (the “Bonus Plan”). Pursuant to the Bonus Plan, participants are eligible to receive incentive bonuses that are determined based on the Company’s adjusted Management Report Operating Income (“MROI”), as defined in the plan agreement and before deduction for such plan payments. For purposes of the Bonus Plan, the bonus pool thereunder may be funded with up to an aggregate of 20% of the Company’s adjusted MROI, subject to approval by the board of directors, with payments made to plan participants based on each such participant’s allocated interest in the bonus pool. The plan permits the deduction of certain holdback amounts from the plan’s pool, from which amounts can then be allocated to fund items including equity and/or cash incentive compensation for non‑plan participants and participant charitable contributions.

A participant may defer any portion, or all, of such participant’s incentive bonus payable pursuant to the Bonus Plan into the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) (see Note 12). Prior to September 22, 2020, a participant’s non‑deferred incentive bonus was payable in cash. Effective September 22, 2020, the Bonus Plan provides, in part, that a participant may elect to receive any portion, or all, of such participant’s non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock issued under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Incentive Award Plan”) beginning in the fourth quarter of 2020, subject to the limitation described below. The Company records the election of non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock as stock‑based compensation expense in the consolidated statement of operations (see Note 15). Such election must be made prior to the start of the applicable calendar quarter for which the incentive bonus is to be paid, and the number of shares of Class B Common Stock payable in respect of such elected amount is calculated using a volume-weighted average price of the Company’s Class B Common Stock for the period commencing on the tenth trading day prior to the end of the applicable calendar quarter and ending on the tenth trading day following the end of the applicable calendar quarter. Notwithstanding participants’ elections to receive shares of fully vested Class B Common Stock in respect of their non‑deferred incentive bonus payments, if, in any calendar quarter, the aggregate U.S. Dollar value of shares of fully vested Class B Common Stock payable in respect of the non‑deferred incentive bonuses exceeds $7,500, the portion of each participant’s non‑deferred incentive bonus payable in shares of fully vested Class B Common Stock will be reduced pro rata such that the $7,500 limit is not exceeded, and, for each affected participant, the amount of such reduction will be payable in cash.
For the three months ended March 31, 2021 and 2020, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock beginning in the fourth quarter of 2020, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $8,875 and $8,097, respectively.
Note 12: Retirement Plans
The Company also has a nonqualified DCP, which was amended and restated effective September 22, 2020, under which certain officers and key colleagues may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are required to be in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock. The Company’s discretionary awards made prior to January 1, 2016 vest 20% on the date of grant and 20% on each of the four subsequent anniversary dates. The Company’s discretionary awards made on or after January 1, 2016 are 100% vested at the time of grant. No discretionary contributions were made to the DCP for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, phantom shares issuable by the DCP were 30,076,143 and 30,590,955, respectively.
Amounts in the DCP attributable to certain non‑colleague participants are settled in cash and are classified as liabilities which are marked to market at the end of each reporting period. The total liability related to the DCP for non‑colleague participants was $2,757 and $2,591 as of March 31, 2021 and December 31, 2020, respectively.
Note 13: Common Stock
Sales, Repurchases, and Issuances of Company Common Stock
In September 2016, the Company entered into a Class B Common Stock Purchase Agreement with a strategic investor (the “Common Stock Purchase Agreement”), pursuant to which the investor could acquire in a series of transactions up to $200,000 of the Company’s Class B Common Stock at the then prevailing fair market value, either directly from selling stockholders, in which case the Company would act as pass through agent, or by funding the Company’s repurchase and subsequent sale to the investor of shares acquired by the Company from existing Company stockholders.

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
During the three months ended March 31, 2020, there were no shares purchased under the Common Stock Purchase Agreement. As of December 31, 2020, the investor reached the maximum purchase amount of $250,000.
For the three months ended March 31, 2021, the Company issued 1,263,121 shares of Class B Common Stock to colleagues who exercised their stock options, net of 262,210 shares withheld at exercise to pay for the cost of the stock options, as well as for $7,158 of applicable income tax withholdings. The Company received $1,751 in proceeds from the exercise of stock options.
For the three months ended March 31, 2020, the Company issued 697,833 shares of Class B Common Stock to colleagues who exercised their stock options, net of 561,667 shares withheld at exercise to pay for the cost of the stock options, as well as for $1,341 of applicable income tax withholdings. The Company received $724 in proceeds from the exercise of stock options. For the three months ended March 31, 2020, the Company paid $302 for 37,870 shares sold back to the Company upon exercise of the Put and Call provisions under its applicable equity incentive plans. Upon the completion of the IPO, the Put and Call provisions of the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) terminated automatically.
For the three months ended March 31, 2021, the Company issued 79,961 shares of Class B Common Stock in connection with Bonus Plan incentive compensation earned in the fourth quarter of 2020, net of shares withheld. Of the total 126,038 shares awarded, 46,077 shares were sold back to the Company to pay for applicable income tax withholdings of $2,037.
For the three months ended March 31, 2021 and 2020, the Company issued 339,503 and 683,072 shares of Class B Common Stock to DCP participants in connection with distributions from the plan. The distribution in shares for the three months ended March 31, 2021 totaled 556,475 shares of which 216,972 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $8,859. The distribution in shares for the three months ended March 31, 2020 totaled 720,827 shares of which 37,755 shares were sold back to the Company to pay for the cost of applicable income tax withholding of $301.
For the three months ended March 31, 2021, the Company did not repurchase shares from its profit‑sharing plan. The Company repurchased 186,715 shares from its profit‑sharing plan for $1,850 for the three months ended March 31, 2020.

Dividends — The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2021:
First quarter	$0.03	$8,219
2020:
First quarter	$0.03	$7,666
Global Employee Stock Purchase Plan — Effective September 22, 2020, the Company’s Board and its stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. The ESPP has 25,000,000 shares of Class B Common Stock reserved for issuance. The ESPP will be implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). As of March 31, 2021, $1,946 of ESPP withholding via employee payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheet. As of March 31, 2021, no shares were issued under the ESPP.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(9,182)	29	(9,153)
Tax expense	—	(8)	(8)
Other comprehensive (loss) income, net of taxes	(9,182)	21	(9,161)
Balance, March 31, 2021	$(34,401)	$(993)	$(35,394)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2019	$(22,908)	$(1,019)	$(23,927)
Other comprehensive (loss) income, before taxes	(5,085)	16	(5,069)
Tax expense	—	(7)	(7)
Other comprehensive (loss) income, net of taxes	(5,085)	9	(5,076)
Balance, March 31, 2020	$(27,993)	$(1,010)	$(29,003)

Note 15: Equity Awards and Instruments
Stock-Based Compensation Expense
Total stock‑based compensation expense was as follows:

	Three Months Ended
	March 31,
	2021	2020
Stock option expense	$998	$1,534
Restricted stock and restricted stock units (“RSUs”) expense	1,497	—
Stock grants expense	—	119
Bonus Plan expense (see Note 11)	6,124	—
ESPP expense (see Note 13)	449	—
Total pre-tax expense (1)	$9,068	$1,653

(1)As of March 31, 2021 and December 31, 2020, $6,279 and $6,835 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2021	2020
Cost of subscriptions and licenses	$89	$28
Cost of services	243	96
Research and development	3,955	619
Selling and marketing	788	400
General and administrative	3,993	510
Total pre-tax expense	$9,068	$1,653
Stock‑based compensation expense is measured at the grant date fair value of the award and is recognized ratably over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures of equity awards as those forfeitures occur.
The fair value of the common stock during periods prior to the IPO was determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from independent third‑party valuations, the Company’s financial position, and historical financial performance.

Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2020	12,842,226	$4.87
Exercised	(1,525,331)	4.23
Canceled	(45,250)	5.12
Outstanding, March 31, 2021	11,271,645	$4.96	1.93	$473,067
Exercisable, March 31, 2021	6,859,645	$4.60	1.52	$290,383
For the three months ended March 31, 2021 and 2020, the Company received cash proceeds of $1,751 and $724, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the three months ended March 31, 2021 and 2020 was $61,267 and $8,143, respectively.
As of March 31, 2021, there was $5,459 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.7 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options have a five‑year term, are exercisable on the fourth anniversary of the closing of the acquisition, and have an initial exercise price of $6.805 per share. The options had a four‑year service condition, which terminated automatically upon the completion of the IPO, and therefore, total stock‑based compensation expense associated with these options was fully recognized as of September 30, 2020. The exercise price of the options is subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. As of March 31, 2021, all options to acquire 900,000 shares remain outstanding. As of March 31, 2021, these options are non‑exercisable and have an aggregate intrinsic value of $7,992.
Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B Common Stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business profitability and growth targets, which include growth in annual recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services. Performance targets are set for annual performance periods.
The fair value of restricted stock and RSUs is determined by the product of the number of shares granted and the Company’s common stock price (as described above) on the grant date.

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

				Time-	Performance-
				Based	Based
		Time-	Performance-	Weighted	Weighted
	Total	Based	Based	Average	Average
	Restricted	Restricted	Restricted	Grant Date	Grant Date
	Stock	Stock	Stock	Fair Value	Fair Value
	and RSUs	and RSUs	and RSUs (2)	Per Share	Per Share
Unvested, December 31, 2020	1,423,715	1,263,193	160,522	$16.38	$16.62
Granted	9,000	9,000	—	45.32	—
Vested	(40,695)	(5,765)	(34,930)	19.68	17.53
Canceled	(132,892)	(7,300)	(125,592)	15.48	16.36
Unvested, March 31, 2021 (1)	1,259,128	1,259,128	—	$16.57	$—

(1)Includes 43,000 RSUs which are expected to be settled in cash.
(2)Relates to the 2020 annual performance period. Total stock‑based compensation expense associated with these awards was fully recognized as of December 31, 2020.
For the three months ended March 31, 2021, the weighted average grant date fair value of RSUs was $45.32. No RSUs were granted during the three months ended March 31, 2020. No restricted stocks were granted during the three months ended March 31, 2021 and 2020.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the three months ended March 31, 2021 and 2020, 10,864 and 9,830 shares, respectively, were delivered to colleagues, and 14 and 124 additional shares, respectively, were earned as a result of dividends. As of March 31, 2021 and December 31, 2020, 20,190 and 31,040 shares, respectively, of these RSUs remained outstanding.
For the three months ended March 31, 2021 and 2020, restricted stock and RSUs were issued net of 14,869 and 26,511 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $708 and $121, respectively.
As of March 31, 2021, there was $18,560 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 3.2 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock and RSUs.
Stock Grants
The Company did not grant fully vested shares of Class B Common Stock during the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company granted 10,951 fully vested shares of Class B Common Stock with a fair value of and $119.

ESPP
In accordance with the guidance in ASC 718-50, Compensation—Stock Compensation, the ability to purchase shares of the Company’s Class B Common Stock for 85% of the of the lower of the price of the first day of the offering period or the last day of the offering period (i.e., the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance.
The fair value of each purchase right under the ESPP was calculated as a sum of its components, which includes the discount, a six‑month call option, and a six‑month put option. The call and put options were valued using the Black‑Scholes option pricing model. Stock‑based compensation expense is recognized ratably over the six‑month offering period.
Equity Awards Subsequent to March 31, 2021
In April 2021, the Company granted 493,808 time‑based and 99,808 performance‑based RSUs. Time‑based vesting is generally ratably on each of the first four anniversaries of the grant date. Performance‑based vesting is determined by the achievement of certain business profitability and growth targets, which include growth in annual recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services, and certain non‑financial performance targets. Performance targets are set for annual performance periods ended on December 31, 2021. The unrecognized compensation expense related to these RSUs is approximately $30,000, which is expected to be recognized over a weighted average period of approximately 3.5 years.
Note 16: Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topics 270, Interim Reporting, and 740, Income Taxes. At the end of each interim period, the Company makes an estimate of the annual U.S. domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year‑to‑date taxable income or loss. The computation of the estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the fiscal year, projections of the proportion of income (or loss) earned and taxed in the U.S. and foreign tax jurisdictions, along with permanent differences, and the likelihood of deferred tax asset utilization. The Company’s estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a period causing a material change to the estimated effective income tax rate, a cumulative adjustment will be recorded.
The income tax provisions for the three months ended March 31, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended March 31, 2021 and 2020, the Company recognized an aggregate consolidated income tax expense of $10,358 and $7,176, respectively, for U.S. domestic and foreign income taxes. For the three months ended March 31, 2021 and 2020, the Company recorded a discrete tax benefit of $7,485 and $1,142, respectively, associated with stock‑based compensation. The effective income tax rate of 15.3% for the three months ended March 31, 2021 was lower than the effective income tax rate of 19.3% for the three months ended March 31, 2020 primarily due to the tax benefit associated with stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.

Note 17: Fair Value of Financial Instruments
Derivatives Not Designated As Hedging Instrument
On March 31, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with the Company’s Credit Facility. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability on the consolidated balance sheet and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net and payments related to the swap are recognized in Interest expense, net in the consolidated statements of operations. For the three months ended March 31, 2021, the Company recorded a gain of $13,661 in Other income (expense), net and total payments recognized in Interest expense, net related to the swap were $301.
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
The carrying values of the Company’s financial instruments excluding long‑term debt approximate their fair value due to the short‑term nature of those instruments. Additionally, as of December 31, 2020, the fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. The estimated fair value of the 2026 Notes was $714,557 as of March 31, 2021 based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

The following tables provide the financial assets and financial liabilities carried at fair value measured on a recurring basis:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$34,329	$—	$—	$34,329
Interest rate swap (2)	—	14,011	—	14,011
Total assets	$34,329	$14,011	$—	$48,340
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$4,785	$4,785
Deferred compensation plan (4)	2,757	—	—	2,757
Cash-settled equity awards (5)	351	—	—	351
Total liabilities	$3,108	$—	$4,785	$7,893

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$34,696	$—	$—	$34,696
Interest rate swap (2)	—	347	—	347
Total assets	$34,696	$347	$—	$35,043
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$4,299	$4,299
Deferred compensation plan (4)	2,591	—	—	2,591
Cash-settled equity awards (5)	195	—	—	195
Total liabilities	$2,786	$—	$4,299	$7,085

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $3,093 and $2,884 as of March 31, 2021 and December 31, 2020, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.
(4)Included in Other liabilities, except for current liabilities of $176 and $169 as of March 31, 2021 and December 31, 2020, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.

The following table is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy.

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Balance, beginning of year	$4,299	$6,599
Payments	(25)	(3,425)
Addition	549	2,380
Change in fair value	—	(1,340)
Foreign currency translation adjustments	(38)	85
Balance, end of period	$4,785	$4,299
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of March 31, 2021, the non‑cancelable future cash purchase commitment for services related to the provisioning of the Company’s hosted software solutions was $75,233 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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

	March 31, 2021	December 31, 2020
Long-lived assets:
Americas (1)	$59,451	$50,306
EMEA	50,056	56,322
APAC	13,648	13,541
Total long-lived assets	$123,155	$120,169

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Interest expense	$(2,401)	$(1,690)
Interest income	82	302
Interest expense, net	$(2,319)	$(1,388)
Note 21: Other Income (Expense), Net
Other income (expense), net is comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Foreign exchange gain (loss) (1)	$792	$(8,781)
Other income, net (2)	13,690	1,391
Total other income (expense), net	$14,482	$(7,390)

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange gains (losses) of $480 and $(6,777) for the three months ended March 31, 2021 and 2020, respectively.
(2)Other income, net includes a gain from the change in fair value of the Company’s interest rate swap of $13,661 for the three months ended March 31, 2021. For the three months ended March 31, 2020, other income (expense), net is the gain from the change in fair value of acquisition contingent consideration (see Note 17).
Note 22: Realignment Costs
During the third quarter of 2020, the Company initiated a strategic realignment program in order to better serve the Company’s users and to better align resources with the evolving needs of the business (the “2020 Program”). The Company incurred realignment costs of $10,046 for the year ended December 31, 2020 related to the aforementioned program, which represents termination benefits for colleagues whose positions were eliminated. The 2020 Program activities have been broadly implemented across the Company’s various businesses with substantially all actions expected to be completed mid‑2021.
Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2020	$6,240
Payments	(3,729)
Adjustments (1)	(131)
Balance, March 31, 2021	$2,380

(1)Adjustments includes foreign currency translation.

Note 23: Earnings Per Share
Earnings per share (“EPS”) of Class A and Class B Common Stock amounts are computed using the two‑class method required for participating securities and using the if‑converted method for the 2026 Notes in accordance with ASU 2020‑06.
The Company issues certain restricted stock awards determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of March 31, 2021 and 2020, there were no participating securities outstanding.
Undistributed earnings allocated to participating securities are subtracted from net income in determining basic net income attributable to common stockholders. Basic EPS is computed by dividing basic net income attributable to common stockholders by the weighted average number of shares, inclusive of undistributed shares held in the DCP as phantom shares.
For the Company’s diluted EPS numerator, interest expense, net of tax, attributable to the conversion of the 2026 Notes is added back to basic net income attributable to common stockholders. For the Company’s diluted EPS denominator, the basic weighted average number of shares is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP, and by the dilutive effect of the assumed conversion of the 2026 Notes. Diluted EPS attributable to common stockholders is computed by dividing diluted net income attributable to common stockholders by the weighted average number of fully diluted common shares.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, earnings per share would not differ under the two‑class method.
The details of basic and diluted EPS are as follows:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$57,006	$29,669
Less: Net income attributable to participating securities	—	—
Net income attributable to Class A and Class B common stockholders, basic	57,006	29,669
Add: Interest expense, net of tax, attributable to assumed conversion of 2026 Notes	130	—
Net income attributable to Class A and Class B common stockholders, diluted	$57,136	$29,669

Denominator:
Weighted average shares, basic	302,583,452	285,486,972
Dilutive effect of securities	11,388,113	6,891,655
Dilutive effect of ESPP	114,364	—
Dilutive effect of assumed conversion of 2026 Notes	7,650,720	—
Weighted average shares, diluted	321,736,649	292,378,627

Net income per share, basic	$0.19	$0.10
Net income per share, diluted	$0.18	$0.10

The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
RSUs	6,714	—
Total anti-dilutive securities	6,714	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our 2020 Annual Report on Form 10‑K on file with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10‑Q.
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
Our sources of revenue growth, in order of magnitude, come from the recurrence of existing subscription revenues, additional revenue and growth from existing accounts using the same products, additional revenue and growth from existing accounts using new products, and growth from new accounts. For the year ended December 31, 2020, subscriptions represented 85% of our revenues, and together with certain professional services revenues that are recurring in nature and represented 2% of our revenues, bring the proportion of our recurring revenues to 87% of total revenues. The remaining 13% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring professional services. We have a highly‑diversified account base, with our largest account representing no more than 2.5% of total revenues in 2020. Our 2020 revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with 80% of our 2020 revenues from organizations that have been our accounts for over ten years. Between 2000 and 2020, our revenues had an approximately 8% compound annual growth rate.
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
•Enterprise 365 (“E365”) Subscriptions. Under our E365 subscription, participating accounts have unrestricted access to our comprehensive software portfolio, similar to ELS, however they are charged based upon daily usage. The daily usage fee also includes a term license component, SELECT maintenance and support, hosting, and Success Plan services, which are designed to achieve business outcomes through more efficient and effective use of our software. The E365 subscription offering was introduced in 2018. We are prioritizing efforts to transition ELS subscribers to E365 subscriptions, primarily to simplify pricing, more closely align consumption to monetization, and to establish Success Plan services as recurring to ensure better business outcomes for our users. To the extent we succeed in transitioning subscribers to E365, we recognize a greater proportion of our revenues on a quarterly basis rather than substantially upfront. See the section titled “—Key Factors Impacting Comparability and Performance.”
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

	Twelve Months Ended
	March 31,
	2021	2020
Last twelve-months recurring revenues	$716,902	$647,596
Constant Currency:
Annualized recurring revenues (“ARR”) growth rate	10%	10%
Account retention rate	98%	98%	(1)
Recurring revenues dollar-based net retention rate	107%	109%	(1)

(1)On January 1, 2019, we adopted ASU No. 2014‑09, Revenue from Contracts with Customers, and related amendments (“Topic 606”), which superseded the guidance provided by Accounting Standards Codification (“ASC”) 985‑605, Software-Revenue Recognition, and Topic 605‑25, Revenue Recognition, Multiple-Element Arrangements. We refer to ASC 985‑605 and Topic 605‑25 collectively as “Topic 605.” Prior to the year ended December 31, 2020, the account retention rate and recurring revenues dollar‑based net retention rate were calculated using revenues recognized pursuant to Topic 605 for all periods in order to enhance comparability during our transition to Topic 606 as we did not have all information that was necessary to calculate account retention rate pursuant to Topic 606 for earlier periods. For further information on the impact upon adoption of Topic 606 as of January 1, 2019, see Note 3 to our audited consolidated financial statements included in Part II, Item 8 of our 2020 Annual Report on Form 10‑K on file with the SEC. For further information on the comparability of recurring revenues recognized under Topic 606 versus Topic 605, see the section titled “—Key Factors Impacting Comparability and Performance” included in Part II, Item 7 of our 2020 Annual Report on Form 10‑K on file with the SEC.

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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended March 31, 2021 compared to the last twelve‑months of the preceding twelve‑month period increased by $69,306. The increase was primarily due to growth in ARR, which is primarily the result of consistent performance in our account retention rate and in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended March 31, 2021, 86% of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenue as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 38% and 25% as of March 31, 2021 and 2020, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has introduced daily consumption‑measured ARR, representing 27% of total ARR as of March 31, 2021. ARR is inclusive of the ARR of acquired companies as of the date they are acquired. We believe that ARR and ARR growth are important metrics indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our account retention rate and our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth. Our ARR as of March 31, 2021 was $760,212, calculated using the spot foreign exchange rates as of March 31, 2021.
Our ARR growth rate was favorably impacted from acquisitions by 1% and 2% for the twelve months ended March 31, 2021 and 2020, respectively.
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

Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 86% of our total revenues for the twelve months ended March 31, 2021, this metric helps explain our revenue performance as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.
Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended
	2021	2020
Adjusted EBITDA	$82,809	$57,931
Adjusted Net Income	$64,004	$43,156
Adjusted EBITDA. We define Adjusted EBITDA as net income adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock‑based compensation, acquisition expenses, realignment expenses, other non‑operating (income) and expense, net, and (income) loss from investment accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net income adjusted for the following: amortization of purchased intangibles and developed technologies, stock‑based compensation, acquisition expenses, realignment expenses, other non‑operating income and expense, net, the tax effect of the above adjustments to net income, non‑recurring income tax expense and benefit, and (income) loss from investment accounted for using the equity method, net of tax. The tax effect of adjustments to net income is based on the estimated marginal effective tax rates in the jurisdictions impacted by such adjustments.
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

Reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020
Net income	$57,006	$29,669
Interest expense, net	2,319	1,388
Provision (benefit) for income taxes	10,358	7,176
Depreciation and amortization (1)	8,993	8,050
Stock-based compensation (3)	8,913	1,653
Acquisition expenses (4)	9,256	2,275
Realignment expenses (5)	—	(8)
Other (income) expense, net (6)	(14,482)	7,390
Loss from investment accounted for using the equity method, net of tax	446	338
Adjusted EBITDA	$82,809	$57,931
Reconciliation of net income to Adjusted Net Income:

	Three Months Ended
	March 31,
	2021	2020
Net income	$57,006	$29,669
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (2)	4,683	4,539
Stock-based compensation (3)	8,913	1,653
Acquisition expenses (4)	9,256	2,275
Realignment expenses (5)	—	(8)
Other (income) expense, net (6)	(14,482)	7,390
Total non-GAAP adjustments, prior to income taxes	8,370	15,849
Income tax effect of non-GAAP adjustments	(1,818)	(2,700)
Loss from investment accounted for using the equity method, net of tax	446	338
Adjusted Net Income	$64,004	$43,156

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:
(1)Depreciation and amortization. Depreciation and amortization includes amortization of $1,687 and $964 for the three months ended March 31, 2021 and 2020, respectively, related to certain projects under our Accelerated Commercial Development Program (“ACDP”).
(2)Amortization of purchased intangibles and developed technologies. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Amortization of acquisition related developed technologies under our ACDP was $94 and $90 for the three months ended March 31, 2021 and 2020, respectively. Management finds it useful to exclude these non‑cash charges from our operating expenses to assist in budgeting, planning, and forecasting future periods. The use of intangible assets and developed technologies contributed to our revenues earned during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets and developed technologies will recur in future periods.

(3)Stock‑based compensation. We exclude certain stock‑based compensation expenses from our non‑GAAP measures primarily because they are non‑cash expenses and management finds it useful to exclude certain non‑cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under ASC 718, Compensation—Stock Compensation, we believe excluding stock‑based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
(4)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies, as well as adjustments related to deferred revenue from acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. Acquired deferred revenue is recorded on the opening balance sheet at an amount that typically is lower than historical carrying value. The adjustment to acquired deferred revenue has no impact on our business or cash flow, but it does reduce reported U.S. GAAP revenue in the periods following an acquisition. For the three months ended March 31, 2021, $6,716 of our acquisition expenses related to entering into a definitive agreement to acquire Seequent Holdings Limited (“Seequent”). See the section titled “—Subsequent Events After March 31, 2021.”
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
(6)Other (income) expense, net. Primarily consists of foreign exchange (gains) losses of $(792) and $8,781 for the three months ended March 31, 2021 and 2020, respectively. The foreign exchange (gains) losses derive primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. The gains and losses from such translations are included in Other income (expense), net in the consolidated statements of operations. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange (gains) losses of $(480) and $6,777 for the three months ended March 31, 2021 and 2020, respectively. These U.S. Dollar denominated balances are being translated into their functional currencies at the rates in effect at the balance sheet date and are fully eliminated in consolidation. Other (income) expense, net also includes a gain from the change in fair value of our interest rate swap of $13,661 for the three months ended March 31, 2021. For the three months ended March 31, 2020, other (income) expense, net also includes a gain from the change in fair value of acquisition contingent consideration of $1,390. We exclude these charges because they are not reflective of ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Key Factors Impacting Comparability and Performance:
Highlights for the three months ended March 31, 2021. In addition to our performance previously discussed in “—Key Business Metrics” and “—Non-GAAP Financial Measures,” and as discussed further below in “—Results of Operations” and “—Liquidity and Capital Resources,” our consolidated financial statements for the three months ended March 31, 2021 were impacted by the following:
•On January 25, 2021, we entered into the Second Amendment to the Amended and Restated Credit Agreement dated December 19, 2017, which increased the senior secured revolving loan facility from $500,000 to $850,000 and extended the maturity date from December 18, 2022 to November 15, 2025 (the “Credit Facility”). We performed an extinguishment versus modification assessment on a lender‑by‑lender basis resulting in the write‑off of unamortized debt issuance costs of $353 and the capitalization of fees paid to lenders and third parties of $3,577. Debt issuance costs are amortized to interest expense through the maturity date of November 15, 2025;
•On January 26, 2021, we completed a private offering of $690,000 of 0.125% convertible senior notes due 2026 (the “2026 Notes”). We incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of the payment of initial purchasers’ discounts and commissions, professional fees, and other expenses (“transaction costs”). Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2026 Notes;
•In connection with the pricing of the 2026 Notes, we entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The capped call options are expected to reduce potential dilution to our Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. We paid premiums of $25,530 in connection with the capped call options. The capped call options are indexed to our common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to Additional paid-in capital in the consolidated balance sheet;
•On March 11, 2021, we entered into a definitive agreement to acquire Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for approximately $900,000 in cash, net of cash acquired and subject to customary adjustments, including for working capital, plus 3,141,361 shares of our Class B Common Stock. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of 2021. We expect to use readily available cash, including a portion of the net proceeds from the 2026 Notes, and borrowings under our Credit Facility to fund the cash component of the transaction. For the three months ended March 31, 2021, we incurred $6,716 of expenses related to entering into the definitive agreement to acquire Seequent;
•Effective as of the beginning of the fourth quarter of 2020, participants in the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated, effective as of September 22, 2020 (the “Bonus Plan”) may elect to receive any portion, or all, of such participants’ non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock instead of cash payments and subject to a combined quarterly limit of $7,500. For the three months ended March 31, 2021, we recorded $6,124 of stock‑based compensation expense related to this plan;
•Effective September 22, 2020, our Board and stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP will be implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. For the three months ended March 31, 2021, we recorded $449 of stock‑based compensation expense related to this plan; and

•The COVID‑19 pandemic has had a modest impact on the usage of our solutions by our users. Throughout 2020 and for the three months ended March 31, 2021, usage rates as compared to comparable periods in the prior year have fluctuated between modest decreases to modest increases. Usage declines have had a minimal impact on our recurring revenues, which are comprised primarily of longer term contracts where short‑term usage rate declines do not adversely impact revenues. However, to the extent declines in usage have also occurred within our recurring revenue contracts with shorter term resets, as is the case with our E365 contracts, the usage declines have modestly impacted revenues. Our revenues from perpetual licenses and professional services have also been impacted as certain accounts have shifted spend to subscription solutions or delayed new projects. Overall, while our rate of growth has been impacted, our revenues have continued to grow given the mission critical nature of our solutions. As a precaution in the COVID-19 environment, we actively managed our spending. Actions included efforts to minimize employee travel, and to reduce and recharacterize promotional spending with a shift to virtual events. Although compensation levels and incentive plan payouts have returned to normal for 2021, during 2020 our actions also included curtailment in variable compensation plans to align to COVID-19 pandemic related uncertainties. These actions have resulted in substantial cost savings during the pandemic, which are unlikely to be fully sustainable prospectively.
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
Acquisitions. Historically, we have enhanced our business with acquisitions of businesses, software solutions, and technologies. Going forward, we plan to selectively acquire adjacent software solutions that can be sold broadly across our account base, as well as to acquire new technologies that we can leverage across our existing software solution portfolio. We completed three and one acquisitions for the three months ended March 31, 2021 and 2020, respectively.
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

In response to the COVID‑19 pandemic, we implemented a number of initiatives to ensure the safety of our colleagues and enable them to move to a work from home environment seamlessly and continue working effectively. These initiatives included providing our colleagues with necessary equipment, making certain that all colleagues had means of video and audio communications online, and guaranteeing that our network bandwidth was sufficient. Our business model is such that we had minimal disruption to our ability to deliver our solutions to accounts, and we believe we did not have any significant loss of productivity during this transition. Almost all of our colleagues have been working from home since March 16, 2020, with a minority of our colleagues working in our office environments on a voluntary basis and abiding by appropriate distancing and sanitary regulations for their region. We communicated regularly and provided on‑demand learning and support to our colleagues throughout the transition period. During 2020, we periodically surveyed our colleagues and a majority of our colleagues reported confidence in the decisions that Bentley leadership is making regarding employee well‑being and safety during this pandemic, and a majority of our colleagues believe that Bentley’s response to and communication regarding COVID‑19 has been timely and helpful.
The impact of the pandemic on our financial performance has been modest; our revenues have continued to grow given the mission critical nature of our solutions. When compared to levels from the same periods in 2019, our accounts’ usage of our applications was down slightly for the months of March and April 2020, showed improvement to be nearly equivalent to past usage during May and June 2020, modestly declined slightly for the months of July through November 2020, and improved to reflect slight usage growth during December 2020 relative to the same period in the prior year. The patterns of modest usage decline initially were observed to follow the geographic spread of the pandemic, but then evolved to follow capital projects within sectors. The modest fluctuations in usage had limited impact on our recurring revenues, which are comprised primarily of longer term contracts. To the extent declines in usage have also occurred within our recurring revenue contracts with shorter term resets, as is the case with our E365 contracts, the usage declines have modestly impacted revenues, notably in those accounts also exposed to capital projects in the industrial and resources sectors, and to a lesser extent, commercial and facilities sectors. The growth of our revenues from perpetual licenses and professional services has been impacted as selected accounts have shifted spend to subscription solutions or delayed new projects. In compared the three months ended March 31, 2021 to the same period in 2020, our accounts’ usage of our applications was approximately flat, but trending upward.
During 2020, we were quick to find ways to support our accounts and users, including the launch of a “Bentley Has Your Back” campaign to help our accounts take full advantage of their Bentley software. This campaign included producing over 50 self‑help documents, 20 webinars, and several messages guiding users on various topics including how Bentley’s solutions should be configured when working with limited bandwidth, how to use a SmartTV as a monitor, and how to leverage specific offerings such as ProjectWise to facilitate collaboration in their own businesses in remote working environments. This guidance and assistance was well received by accounts and we believe helped maximize usage during the pandemic.
We have also taken measures to reduce selected operating expenses, including various costs associated with travel and facilities.
Our business benefits from a resilient business model backed by industry tailwinds and a strong financial profile. We believe that significant public and private investment will continue to drive spend for infrastructure globally, which will continue to drive demand for our solutions. Additionally, we do not have any material account concentration; no single account or group of affiliated accounts represented more than 2.5% of our revenues for the year ended December 31, 2020. As of March 31, 2021, we had $569,536 of cash and cash equivalents, and $849,850 was available under our Credit Facility.

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
Enterprise subscriptions: We provide Enterprise subscription offerings that provides our largest accounts with complete and unlimited global access to our comprehensive portfolio of solutions. ELS provides access for a prepaid annual fee. Our E365 subscription, which was introduced during the fourth quarter of 2018, provides unrestricted access to our comprehensive software portfolio, similar to ELS, however is charged based upon daily usage. E365 subscriptions can contain quarterly usage floors or collars as accounts transition to the usage model or for accounts within the public sector. The daily usage fee also includes a term license component, SELECT maintenance and support, hosting, and Success Plan services, which are designed to achieve business outcomes through more efficient and effective use of our software. The ELS and E365 offerings both contain a distinct term license component. ELS revenue is recognized as the distinct performance obligations are satisfied. E365 revenue is recognized based upon usage incurred by the account.
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

We capitalize certain development costs related to certain projects under our ACDP (our structured approach to an in‑house business incubator function) once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented; we have established that the necessary skills, hardware, and software technology are available to produce the product; and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). Total costs capitalized under the ACDP were $1,043 and $2,484 for the three months ended March 31, 2021 and 2020, respectively. Additionally, total ACDP related amortization recorded in Costs of subscriptions and licenses was $1,687 and $964 for the three months ended March 31, 2021 and 2020, respectively.
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
Interest expense, net. Interest expense, net primarily represents interest associated with the Credit Facility, amortization of deferred debt issuance costs, and interest income from our investments in money market funds.
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

Results of operations:
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Subscriptions	$188,125	$170,182
Perpetual licenses	10,116	10,814
Subscriptions and licenses	198,241	180,996
Services	23,764	13,694
Total revenues	222,005	194,690
Cost of revenues:
Cost of subscriptions and licenses	28,945	21,327
Cost of services	20,344	15,932
Total cost of revenues	49,289	37,259
Gross profit	172,716	157,431
Operating expenses:
Research and development	47,803	45,135
Selling and marketing	32,440	36,095
General and administrative	33,388	26,804
Amortization of purchased intangibles	3,438	3,436
Expenses associated with initial public offering	—	—
Total operating expenses	117,069	111,470
Income from operations	55,647	45,961
Interest expense, net	(2,319)	(1,388)
Other income (expense), net	14,482	(7,390)
Income before income taxes	67,810	37,183
Provision for income taxes	(10,358)	(7,176)
Loss from investment accounted for using the equity method, net of tax	(446)	(338)
Net income	57,006	29,669
Less: Net income attributable to participating securities	—	—
Net income attributable to Class A and Class B common stockholders	$57,006	$29,669
Per share information:
Net income per share, basic	$0.19	$0.10
Net income per share, diluted	$0.18	$0.10
Weighted average shares, basic	302,583,452	285,486,972
Weighted average shares, diluted	321,736,649	292,378,627

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
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2021	2020	Amount	%	%
Revenues:
Subscriptions	$188,125	$170,182	$17,943	10.5%	6.1%
Perpetual licenses	10,116	10,814	(698)	(6.5)%	(11.3)%
Subscriptions and licenses	198,241	180,996	17,245	9.5%	5.1%
Services	23,764	13,694	10,070	73.5%	66.3%
Total revenues	$222,005	$194,690	$27,315	14.0%	9.4%
Total revenues increased by $27,315, or 14.0%, to $222,005 for the three months ended March 31, 2021. This increase was primarily driven by improvements in our organic performance in subscription revenues, the impact from acquisitions in services revenues, and the overall positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues increased by 9.4% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
•Subscriptions. For the three months ended March 31, 2021, subscriptions revenues increased by $17,943, or 10.5%, as compared to the three months ended March 31, 2020. This increase was driven primarily by improvements in our organic performance and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our subscriptions revenues increased by 6.1% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Our growth in subscriptions is primarily due to expansion within our existing accounts and growth of 3% attributable to new accounts, most notability small and medium sized accounts. Our organic performance expansion for the three months ended March 31, 2021 was led by our ProjectWise, Asset and Network Performance, civil design, and geotechnical products.
•Perpetual licenses. For the three months ended March 31, 2021, perpetual licenses revenues decreased by $698, or 6.5%, as compared to the three months ended March 31, 2020. This decrease was driven by a reduction in our organic performance and partially offset by the impact of positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our perpetual licenses revenues decreased by 11.3% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
We observed a decrease in perpetual licenses organic performance for the three months ended March 31, 2021 as certain accounts delayed purchase decisions due to COVID‑19 or shifted spend to subscription solutions.

•Services. For the three months ended March 31, 2021, services revenues increased by $10,070, or 73.5%, as compared to the three months ended March 31, 2020. This increase was driven primarily by the impact from acquisitions of $9,868, as well as the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our services revenues increased by 66.3% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
For the three months ended March 31, 2021, the acquisition impact is related to several digital integrator businesses acquired throughout 2020. Organic performance continued to be impacted by COVID‑19 related delays in new projects and the partial redeployment of our services colleagues to support Success Plan services of our E365 subscription offering.
Revenues by Geographic Area
Revenues are allocated to individual countries based upon the location of the users. Revenues by geographic area are as follows:

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2021	2020	Amount	%	%
Revenues by geographic area:
Americas	$108,862	$97,900	$10,962	11.2%	10.1%
EMEA	73,848	62,114	11,734	18.9%	10.3%
APAC	39,295	34,676	4,619	13.3%	5.8%
Total revenues by geographic area	$222,005	$194,690	$27,315	14.0%	9.4%
•Americas. For the three months ended March 31, 2021, revenues from the Americas increased by $10,962, or 11.2%, as compared to the three months ended March 31, 2020. This increase was driven primarily by improvements in our organic performance, the impact from acquisitions and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues from the Americas increased by 10.1% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
The constant currency growth in the Americas primarily reflects growth in recurring subscription revenues from our existing accounts in the United States, and growth in services revenues resulting from the acquisition of a digital integrator business in the United States in 2020.
•EMEA. For the three months ended March 31, 2021, revenues from EMEA increased by $11,734, or 18.9%, as compared to the three months ended March 31, 2020. On a constant currency basis, our revenues from EMEA increased by 10.3% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The positive foreign currency effects were due to a weaker U.S. Dollar relative to our other functional currencies.
The constant currency growth includes modest organic growth in subscription revenues led by Russia, with a notable partially offsetting reduction in the Middle East. Constant currency growth more prominently reflects growth in services revenues from the 2020 acquisitions of two digital integrator businesses in Europe.

•APAC. For the three months ended March 31, 2021, revenues from APAC increased by $4,619, or 13.3%, as compared to the three months ended March 31, 2020. This increase was driven by improvements in our organic performance and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues from APAC increased by 5.8% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
For the three months ended March 31, 2021, the constant currency growth was primarily due to expansion of our recurring subscription revenues from accounts in China.
Cost of Revenues

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2021	2020	Amount	%	%
Cost of subscriptions and licenses	$28,945	$21,327	$7,618	35.7%	31.2%
Cost of services	20,344	15,932	4,412	27.7%	21.4%
Total cost of revenues	$49,289	$37,259	$12,030	32.3%	27.0%
For the three months ended March 31, 2021, cost of revenues increased by $12,030, or 32.3%, to $49,289. This increase was driven by an increase in both cost of subscriptions and licenses and cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 27.0% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
For the three months ended March 31, 2021, cost of subscriptions and licenses increased 35.7%, or 31.2% in constant currency, as compared to the three months ended March 31, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount‑related costs of approximately $4,600.
For the three months ended March 31, 2021, cost of services increased by 27.7%, or 21.4% in constant currency, as compared to the three months ended March 31, 2020. On a constant currency basis, the increase was primarily due to an increase in headcount‑related costs of approximately $3,100.

Operating Expenses

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2021	2020	Amount	%	%
Research and development	$47,803	$45,135	$2,668	5.9%	2.4%
Selling and marketing	32,440	36,095	(3,655)	(10.1)%	(13.5)%
General and administrative	33,388	26,804	6,584	24.6%	23.1%
Amortization of purchased intangibles	3,438	3,436	2	0.1%	(5.3)%
Total operating expenses	$117,069	$111,470	$5,599	5.0%	2.0%
Research and development. For the three months ended March 31, 2021, research and development expenses increased 5.9%, or 2.4% in constant currency, as compared to the three months ended March 31, 2020. On a constant currency basis, the increase was primarily due to an increase in stock‑based compensation expense of approximately $3,300 and an increase in headcount-related costs, excluding stock‑based compensation expense, of approximately $2,600, partially offset by a decrease in Bonus Plan related cash compensation of approximately $4,400 due to the change in our Bonus Plan (see Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q), which allows participants within certain limitations to elect share delivery instead of cash compensation for their non-deferred incentive bonuses. In the comparative period, non-deferred incentive bonuses earned under the Bonus Plan were paid in cash.
Selling and marketing. For the three months ended March 31, 2021, selling and marketing expenses decreased 10.1%, or 13.5% in constant currency, as compared to the three months ended March 31, 2020. On a constant currency basis, this decrease was primarily due to a decrease in headcount-related costs of approximately $3,500 due to COVID‑19 related modification to employee travel and a reduction in variable compensation expenses.
General and administrative. For the three months ended March 31, 2021, general and administrative expenses increased 24.6%, or 23.1% in constant currency, as compared to the three months ended March 31, 2020. On a constant currency basis, the increase was primarily due to an increase in stock‑based compensation expense of approximately $3,800 and an increase in acquisition and integration costs and other corporate initiatives of $5,500, primarily due to expenses related to entering into the definitive agreement to acquire Seequent, partially offset by a decrease in headcount-related costs, excluding stock‑based compensation expense, of approximately $500 and a decrease of approximately $2,300 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above.
Amortization of purchased intangibles. For the three months ended March 31, 2021, amortization of purchased intangibles increased by 0.1%, but decreased by 5.3% in constant currency, as compared to the three months ended March 31, 2020. On a constant currency basis, the decrease was primarily attributable to previously acquired purchased intangibles which continue to become fully amortized, partially offset by amortization from recently acquired purchased intangibles.

Interest Expense, Net

	Three Months Ended
	March 31,
	2021	2020
Interest expense	$(2,401)	$(1,690)
Interest income	82	302
Interest expense, net	$(2,319)	$(1,388)

	Three Months Ended
	March 31,
	2021	2020
Bank credit facility	$(729)	$(1,540)
Interest rate swap	(301)	—
2026 Notes	(154)	—
Amortization and write-off of deferred debt issuance costs	(1,229)	(138)
Other, net	94	290
Interest expense, net	$(2,319)	$(1,388)
For the three months ended March 31, 2021, interest expense, net increased from the three months ended March 31, 2020 primarily due to the increase in amortization and write‑off of deferred debt issuance costs in connection with the Second Amendment to the Credit Facility and, to a lesser extent, interest expense related to the interest rate swap, partially offset by a lower outstanding average balance under the Credit Facility.
Other Income (Expense), Net

	Three Months Ended
	March 31,
	2021	2020
Foreign exchange gain (loss)	$792	$(8,781)
Other income (expense), net	13,690	1,391
Total other income (expense), net	$14,482	$(7,390)
For the three months ended March 31, 2021 and 2020, other income (expense), net consists of foreign exchange gain (loss) of $792 and $(8,781), respectively. The foreign exchange gain (loss) derives primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. For the three months ended March 31, 2021 and 2020, intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange gains (losses) of $480 and $(6,777), respectively.
For the three months ended March 31, 2021, other income (expense), net includes a gain from the change in fair value of our interest rate swap of $13,661. For the three months ended March 31, 2020, other income (expense), net includes a gain from the change in fair value of acquisition contingent consideration.

(Provision) Benefit for Income Taxes
The income tax provisions for the three months ended March 31, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended March 31, 2021 and 2020, we recognized an aggregate consolidated income tax expense of $10,358 and $7,176, respectively, for U.S. domestic and foreign income taxes. For the three months ended March 31, 2021 and 2020, we recorded a discrete tax benefit of $7,485 and $1,142, respectively, associated with stock‑based compensation. The effective income tax rate of 15.3% for the three months ended March 31, 2021 was lower than the effective income tax rate of 19.3% for the three months ended March 31, 2020 primarily due to the tax benefit associated with stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.
Net Income

	Three Months Ended
	March 31,
	2021	2020
Net income	$57,006	$29,669
For the three months ended March 31, 2021, net income increased by $27,337, or 92.1%, compared to the three months ended March 31, 2020. The changes are due to the factors stated above.
Adjusted EBITDA and Adjusted Net Income

	Three Months Ended
	March 31,
	2021	2020
Adjusted EBITDA	$82,809	$57,931
Adjusted Net Income	$64,004	$43,156
For the three months ended March 31, 2021, Adjusted EBITDA increased by $24,878 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, Adjusted EBITDA as a percentage of revenue was 37.3% and 29.8%, respectively.
For the three months ended March 31, 2021, Adjusted Net Income increased by $20,848 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, Adjusted Net Income as a percentage of revenue was 28.8% and 22.2%, respectively.
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
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of March 31, 2021 and December 31, 2020, 25% and 94%, respectively, of our total cash and cash equivalents were located outside of the United States. Under the U.S. Tax Cuts and Jobs Act (the “JOBS Act”), we are subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. We intend to continue to permanently reinvest these funds outside of the United States and current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility described below. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the United States.
We believe that existing cash and cash equivalent balances, together with cash generated from operations, and liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, currency fluctuations, market acceptance of our products, competitive factors, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing, including convertible debt, would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.
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

	March 31,
	2021	2020
Cash and cash equivalents:
Held domestically	$426,853	$7,861
Held by foreign subsidiaries	142,683	114,145
Total cash and cash equivalents	$569,536	$122,006
The amount of cash and cash equivalents held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in Accumulated other comprehensive loss on our consolidated balance sheets.

Bank Credit Facility. On January 25, 2021, we entered into the Second Amendment to the Amended and Restated Credit Agreement dated December 19, 2017, which increased the senior secured revolving loan facility from $500,000 to $850,000 and extended the maturity date from December 18, 2022 to November 15, 2025. In connection with the Second Amendment, certain lenders exited the Credit Facility. We performed an extinguishment versus modification assessment on a lender‑by‑lender basis resulting in the write‑off of unamortized debt issuance costs of $353 and the capitalization of fees paid to lenders and third parties of $3,577. Debt issuance costs are amortized to interest expense through the maturity date of November 15, 2025.
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $85,000 multi‑currency swing‑line sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, we had $849,850 and $253,850 available under the Credit Facility.
Under the Credit Facility, we may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings is at the one‑month LIBOR plus a spread ranging from 125 basis points (“bps”) to 225 bps as determined by our net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by our leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 20 bps to 30 bps as determined by our net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of March 31, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Facility debt agreements.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which we executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, we fixed our LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the swap as either an asset or a liability on the consolidated balance sheet and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net, in the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, we recorded a swap related asset at fair value of $14,011 and $347, respectively, in Other assets in the consolidated balance sheets.
The weighted average interest rate under the Credit Facility was 1.90% and 2.59% for the three months ended March 31, 2021 and 2020, respectively. Interest expense recognized for the Credit Facility was $729 and $1,540 for the three months ended March 31, 2021 and 2020, respectively. In addition, we recorded amortization of deferred debt issuance costs for the Credit Facility in interest expense of $575 and $138 for the three months ended March 31, 2021 and 2020, respectively.
The agreement governing the Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $50,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control.
Voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part, are permitted at any time, so long as we give notice as required by the Credit Facility. However, if prepayment is made with respect to a LIBOR‑based loan and the prepayment is made on a date other than an interest payment date, we must pay customary breakage costs.

Convertible Notes. On January 26, 2021, we completed a private offering of $690,000 of 0.125% convertible senior notes due 2026. Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. We incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of the payment of transaction costs. We used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We intend to use the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding the acquisition of Seequent. See the section titled “—Subsequent Events After March 31, 2021” below.
Prior to October 15, 2025, the 2026 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of our Class B Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our Class B Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our Class B Common Stock, as described in the Indenture; and (4) if we call the 2026 Notes for redemption. On or after October 15, 2025 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2026 Notes will be convertible at the option of the holder at any time.
We will settle conversions by paying or delivering, as applicable, cash, shares of our Class B Common Stock or a combination of cash and shares of our Class B Common Stock, at our election, based on the applicable conversion rate. The initial conversion rate is 15.5925 shares of our Class B Common Stock per $1 principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share, and is subject to adjustment as described in the Indenture. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then we will, in certain circumstances, increase the conversion rate for a specified period of time.
We will have the option to redeem the 2026 Notes in whole or in part at any time on or after January 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date if the last reported sale price per share of our Class B common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. The redemption price will be equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Upon a fundamental change (as defined in the Indenture), holders may, subject to certain exceptions, require us to purchase their 2026 Notes in whole or in part for cash at a price equal to the principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the Indenture), we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $44.23 per share or greater than $210.00 per share. We will not increase the conversion rate to an amount that exceeds 22.6090 shares per $1 principal amount of 2026 Notes, subject to adjustment. The Indenture also contains a customary merger covenant.

Under the Indenture, the 2026 Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency‑related events of default with respect to us occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes shall automatically become due and payable. If any other event of default occurs and is continuing, the Trustee by notice to us, or the holders of the 2026 Notes of at least 25% in principal amount of the outstanding 2026 Notes by notice to us and the Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes to be due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent we elect, the sole remedy for an event of default relating to certain failures by us to comply with reporting covenant in the Indenture consists exclusively of the right to receive additional interest on the 2026 Notes.
As of March 31, 2021, none of the conditions of the 2026 Notes to early convert have been met.
The 2026 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with our future senior unsecured indebtedness that is not so subordinated, effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of March 31, 2021, we were in compliance with all covenants in the 2026 Notes.
Capped Call Options. In connection with the pricing of the 2026 Notes, we entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. We incurred $150 of expenses in connection with the capped call options. The capped call options are expected to reduce potential dilution to our Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is $72.9795 per share, which represents a premium of 65% above the last reported sale price per share of our Class B Common Stock on the Nasdaq Global Select Market on January 21, 2021 and is subject to customary adjustments under the terms of the capped call options.
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our cash flow activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net Cash Provided By (Used In):
Operating activities	$132,798	$72,612
Investing activities	(60,630)	(45,243)
Financing activities	372,137	(85,888)
Operating activities

Net cash provided by operating activities was $132,798 for the three months ended March 31, 2021. Compared to the same period in the prior year, net cash from operating activities was higher by $60,186 due to an increase in net income of $27,337 and an increase in net cash flows from the change in operating assets and liabilities of $42,715. The net increase in cash flows from changes in operating assets and liabilities was primarily due to an increase in accounts payable, accruals and other liabilities primarily related to the increase in CSS deposits. Partially offsetting these increases in net cash provided by operating activities was a net decrease in non‑cash adjustments of $9,866 primarily related to a gain from the change in fair value of our interest rate swap and an increase related to foreign currency remeasurement gains, partially offset by an increase in stock‑based compensation expense.
For the three months ended March 31, 2020, net cash provided by operating activities was $72,612 due to net income of $29,669 increased by $17,936 of non‑cash adjustments and $25,007 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $60,630 for the three months ended March 31, 2021, primarily due to $2,655 related to purchases of property and equipment and investment in capitalized software and $57,975 in acquisition related payments, net of cash acquired.
For the three months ended March 31, 2020, net cash used in investing activities was $45,243, primarily due to $4,500 related to purchases of property and equipment and investment in capitalized software and $39,329 in acquisition related payments, net of cash acquired.
Financing activities
Net cash provided by financing activities was $372,137 for the three months ended March 31, 2021. Compared to the prior year comparative period, net cash provided by financing activities increased by $458,025, primarily due to the net proceeds from the 2026 Notes of $672,750, partially offset by a decrease in net borrowings of $171,282 under the Credit Facility, the purchase of capped call options of $25,530, payments of debt issuance costs of $3,777, and an increase in net payments for shares acquired of $14,845.
For the three months ended March 31, 2020, net cash used in financing activities was $85,888, primarily due to net payments under the Credit Facility of $74,718, payments of dividends of $7,802, and net payments for shares acquired of $3,918.
Subsequent Events After March 31, 2021
Acquisitions. In April 2021, we completed two acquisitions and entered into a definitive agreement to acquire a third company totaling approximately $54,200 in cash, net of cash acquired and subject to customary adjustments, including for working capital. The third acquisition is expected to close during May 2021. The acquisitions are not expected to be material to our consolidated statements of operations and financial position.
On March 11, 2021, we entered into a definitive agreement to acquire Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for approximately $900,000 in cash, net of cash acquired and subject to customary adjustments, including for working capital, plus 3,141,361 shares of our Class B Common Stock. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close during the second quarter of 2021. We expect to use readily available cash, including a portion of the net proceeds from the 2026 Notes, and borrowings under our Credit Facility to fund the cash component of the transaction. For the three months ended March 31, 2021, we incurred $6,716 of expenses related to entering into the definitive agreement to acquire Seequent.

Contractual Obligations and Other Commitments:
As noted above, on January 26, 2021, we completed the 2026 Notes private offering. See Note 10 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. As a result of a net increase in long‑term debt, our obligation for interest on long‑term debt will also increase.
As noted above, subsequent to March 31, 2021 and through the filing date of this Quarterly Report on Form 10‑Q, we committed approximately $954,200 in cash, net of cash acquired and subject to customary adjustments, including for working capital, plus 3,141,361 shares of our Class B Common Stock for four acquisitions. See Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. We expect to use readily available cash, including a portion of the net proceeds from the 2026 Notes, and borrowings under our Credit Facility to fund the cash component of these transactions.
There have been no other material changes to our contractual obligations and other commitments as disclosed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10‑K on file with the SEC.
Emerging Growth Company:
Section 107 of the JOBS Act provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, as amended by Section 102(b)(1) of the JOBS Act, for complying with new or revised accounting standards. This permits an “emerging growth company” to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates. We expect that we will no longer qualify as an emerging growth company as of December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10‑K on file with the SEC other than the following:
Interest rate risk. The fair value of our 2026 Notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The capped call that was entered into concurrently with the issuance of our 2026 Notes were completed to reduce the potential dilution from the conversion of the 2026 Notes. The fair value of the 2026 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes will generally increase as our Class B Common Stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes, but do not impact our financial position, results of operations, or cash flows due to the fixed nature of the debt obligation.
The Second Amendment to the Credit Facility did not change our Interest rate risk disclosure related to the Credit Facility included in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10‑K on file with the SEC.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal control over financial reporting despite our employees working remotely due to the COVID‑19 pandemic. We are continually monitoring and assessing the COVID‑19 pandemic on our internal controls including changes to their design and operating effectiveness.
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
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2020 Annual Report on Form 10‑K on file with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From January 1, 2021 to March 31, 2021, we issued 31,401 shares of our Class B Common Stock pursuant to the vesting of restricted stock awards and restricted stock units.
From January 1, 2021 to March 31, 2021, we issued 339,503 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
The offers, sales, and issuances of these securities were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The issuances of these securities were made without any general solicitation or advertising.

Item 6. Exhibits

Exhibit
Number	Description
10.1*+	Side Letter Agreement, dated as of March 11, 2021, by and among Bentley Systems, Incorporated, Seequent Holdings Limited and the Sellers named therein

10.2*	Amendment to Side Letter Agreement, dated as of March 11, 2021, by and between Bentley Systems, Incorporated and Accel-KKR Capital Partners V, LP
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*
Filed or furnished herewith. The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the U.S. Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

+	Certain portions of this exhibit have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: May 11, 2021	By:	/s/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer