Form 10-Q
period 2021-06-30
BENTLEY SYSTEMS INC
filed 2021-08-10
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 3, 2021, the registrant had 11,601,757 shares of Class A and 270,068,341 shares of Class B Common Stock, par value $0.01 per share, outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$131,154	$122,006
Accounts receivable	221,764	195,782
Allowance for doubtful accounts	(6,396)	(5,759)
Prepaid income taxes	32,108	3,535
Prepaid and other current assets	26,864	24,694
Total current assets	405,494	340,258
Property and equipment, net	31,439	28,414
Operating lease right-of-use assets	52,599	46,128
Intangible assets, net	262,234	45,627
Goodwill	1,593,670	581,174
Investments	6,870	5,691
Deferred income taxes	54,705	39,224
Other assets	47,104	39,519
Total assets	$2,454,115	$1,126,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,891	$16,492
Accruals and other current liabilities	314,529	226,793
Deferred revenues	215,678	202,294
Operating lease liabilities	18,694	16,610
Income taxes payable	5,761	3,366
Total current liabilities	569,553	465,555
Long-term debt	1,269,842	246,000
Long-term operating lease liabilities	35,968	31,767
Deferred revenues	7,308	7,020
Deferred income taxes	70,683	10,849
Income taxes payable	7,613	7,883
Other liabilities	21,334	15,362
Total liabilities	1,982,301	784,436
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of June 30, 2021 and December 31, 2020, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 269,587,370 and 260,552,747 shares as of June 30, 2021 and December 31, 2020, respectively	2,812	2,722
Additional paid-in capital	910,951	741,113
Accumulated other comprehensive loss	(54,886)	(26,233)
Accumulated deficit	(387,063)	(376,003)
Total stockholders’ equity	471,814	341,599
Total liabilities and stockholders’ equity	$2,454,115	$1,126,035

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Subscriptions	$185,452	$157,655	$373,577	$327,837
Perpetual licenses	11,391	12,379	21,507	23,193
Subscriptions and licenses	196,843	170,034	395,084	351,030
Services	26,088	14,256	49,852	27,950
Total revenues	222,931	184,290	444,936	378,980
Cost of revenues:
Cost of subscriptions and licenses	29,881	21,801	58,826	43,128
Cost of services	23,570	14,904	43,914	30,836
Total cost of revenues	53,451	36,705	102,740	73,964
Gross profit	169,480	147,585	342,196	305,016
Operating expenses:
Research and development	52,776	44,218	100,579	89,353
Selling and marketing	38,014	29,632	70,454	65,727
General and administrative	41,878	25,465	75,266	52,269
Amortization of purchased intangibles	4,589	3,679	8,027	7,115
Total operating expenses	137,257	102,994	254,326	214,464
Income from operations	32,223	44,591	87,870	90,552
Interest expense, net	(2,453)	(1,128)	(4,772)	(2,516)
Other (expense) income, net	(3,777)	405	10,705	(6,985)
Income before income taxes	25,993	43,868	93,803	81,051
Benefit (provision) for income taxes	20,746	(4,264)	10,388	(11,440)
Loss from investment accounted for using the equity method, net of tax	(1,829)	(528)	(2,275)	(866)
Net income	44,910	39,076	101,916	68,745
Less: Net income attributable to participating securities	(3)	—	(3)	—
Net income attributable to Class A and Class B common stockholders	$44,907	$39,076	$101,913	$68,745
Per share information:
Net income per share, basic	$0.15	$0.14	$0.34	$0.24
Net income per share, diluted	$0.14	$0.13	$0.32	$0.23
Weighted average shares, basic	304,066,038	286,945,592	303,311,423	286,068,766
Weighted average shares, diluted	324,478,086	295,187,194	323,094,045	295,595,234

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$44,910	$39,076	$101,916	$68,745
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(19,513)	582	(28,695)	(4,503)
Actuarial gain on retirement plan, net of tax effect of $(9), $(8), $(17), and $(15), respectively	21	17	42	26
Total other comprehensive (loss) income, net of taxes	(19,492)	599	(28,653)	(4,477)
Comprehensive income	$25,418	$39,675	$73,263	$64,268

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, March 31, 2021	273,722,483	$2,737	$732,635	$(35,394)	$(345,981)	$353,997
Net income	—	—	—	—	44,910	44,910
Other comprehensive loss	—	—	—	(19,492)	—	(19,492)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	182,390
Purchase of capped call options, net of tax of $6,334	—	—	(19,591)	—	—	(19,591)
Dividends declared	—	—	—	—	(8,372)	(8,372)
Shares issued in connection with deferred compensation plan, net	1,862,576	19	—	—	(53,072)	(53,053)
Deferred compensation plan voluntary contributions	—	—	639	—	—	639
Shares issued in connection with Executive Bonus Plan, net	69,486	1	6,148	—	(2,679)	3,470
Stock option exercises, net	2,393,937	24	2,549	—	(21,869)	(19,296)
Shares issued for stock grants, net	7,824	—	450	—	—	450
Stock-based compensation expense	—	—	5,762	—	—	5,762
Shares related to restricted stock, net	(8,521)	—	—	—	—	—
Balance, June 30, 2021	281,189,127	$2,812	$910,951	$(54,886)	$(387,063)	$471,814

	Six Months Ended June 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$341,599
Net income	—	—	—	—	101,916	101,916
Other comprehensive loss	—	—	—	(28,653)	—	(28,653)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	182,390
Purchase of capped call options, net of tax of $12,584	—	—	(39,021)	—	—	(39,021)
Dividends declared	—	—	—	—	(16,591)	(16,591)
Shares issued in connection with deferred compensation plan, net	2,202,079	22	—	—	(61,934)	(61,912)
Deferred compensation plan voluntary contributions	—	—	1,493	—	—	1,493
Shares issued in connection with Executive Bonus Plan, net	149,447	2	11,721	—	(4,716)	7,007
Stock option exercises, net	3,657,058	36	4,288	—	(29,027)	(24,703)
Shares issued for stock grants, net	7,824	—	450	—	—	450
Stock-based compensation expense	—	—	8,548	—	—	8,548
Shares related to restricted stock, net	(123,127)	(1)	—	—	(708)	(709)
Balance, June 30, 2021	281,189,127	$2,812	$910,951	$(54,886)	$(387,063)	$471,814

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2020
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, March 31, 2020	255,725,201	$2,556	$412,038	$(29,003)	$(34,581)	$351,010
Net income	—	—	—	—	39,076	39,076
Other comprehensive income	—	—	—	599	—	599
Dividends declared	—	—	—	—	(7,771)	(7,771)
Profit‑sharing plan shares, net	(198,853)	(2)	—	—	(2,576)	(2,578)
Shares issued in connection with deferred compensation plan, net	2,276,659	23	—	—	(1,552)	(1,529)
Deferred compensation plan voluntary contributions	—	—	795	—	—	795
Payment of shareholder Put and Call rights	(90,306)	(1)	—	—	(1,151)	(1,152)
Common Stock Purchase Agreement, net	169	—	—	—	(57)	(57)
Stock option exercises, net	1,486,795	16	1,491	—	(1,716)	(209)
Shares issued for stock grants	6,460	—	100	—	—	100
Stock-based compensation expense	—	—	1,340	—	—	1,340
Shares related to restricted stock, net	3,230	—	119	—	1	120
Balance, June 30, 2020	259,209,355	$2,592	$415,883	$(28,404)	$(10,327)	$379,744

	Six Months Ended June 30, 2020
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2019	254,842,949	$2,548	$408,667	$(23,927)	$(52,669)	$334,619
Net income	—	—	—	—	68,745	68,745
Other comprehensive loss	—	—	—	(4,477)	—	(4,477)
Dividends declared	—	—	—	—	(15,437)	(15,437)
Profit‑sharing plan shares, net	(385,568)	(4)	—	—	(4,424)	(4,428)
Shares issued in connection with deferred compensation plan, net	2,959,731	30	—	—	(1,860)	(1,830)
Deferred compensation plan voluntary contributions	—	—	1,798	—	—	1,798
Payment of shareholder Put and Call rights	(128,176)	(1)	—	—	(1,453)	(1,454)
Common Stock Purchase Agreement, net	169	—	—	—	(57)	(57)
Stock option exercises, net	2,184,628	22	2,203	—	(3,052)	(827)
Shares issued for stock grants	17,411	—	219	—	—	219
Stock-based compensation expense	—	—	2,993	—	—	2,993
Shares related to restricted stock, net	(281,789)	(3)	3	—	(120)	(120)
Balance, June 30, 2020	259,209,355	$2,592	$415,883	$(28,404)	$(10,327)	$379,744

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$101,916	$68,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,280	16,664
Bad debt allowance	291	293
Deferred income taxes	(915)	5,284
Deferred compensation plan activity	1,855	1,633
Stock-based compensation expense	20,598	3,212
Amortization and write-off of deferred debt issuance costs	2,371	277
Change in fair value of derivative	(7,735)	4,174
Change in fair value of contingent consideration	—	(1,390)
Foreign currency remeasurement (gain) loss	(2,371)	3,538
Loss from investment accounted for using the equity method, net of tax	2,275	866
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(4,665)	44,263
Prepaid and other assets	10,485	9,089
Accounts payable, accruals, and other liabilities	37,623	11,208
Deferred revenues	(4,756)	(29,500)
Income taxes payable, net of prepaid income taxes	(27,230)	(2,174)
Net cash provided by operating activities	149,022	136,182
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(4,750)	(9,970)
Acquisitions, net of cash acquired of $36,847 and $2,064, respectively	(1,002,551)	(67,595)
Other investing activities	(700)	(1,414)
Net cash used in investing activities	(1,008,001)	(78,979)
Cash flows from financing activities:
Proceeds from credit facilities	581,233	164,375
Payments of credit facilities	(790,846)	(191,125)
Proceeds from convertible senior notes, net of discounts and commissions	1,233,377	—
Payments of debt issuance costs	(4,951)	—
Purchase of capped call options	(51,555)	—
Payments of financing leases	(101)	(93)
Payments of acquisition debt and other consideration	(544)	(1,091)
Payments of dividends	(16,591)	(15,901)
Payments for shares acquired including shares withheld for taxes	(87,836)	(69,307)
Proceeds from Common Stock Purchase Agreement	—	58,349
Proceeds from exercise of stock options	4,324	2,237
Net cash provided by (used in) financing activities	866,510	(52,556)
Effect of exchange rate changes on cash and cash equivalents	1,617	(232)
Increase in cash and cash equivalents	9,148	4,415
Cash and cash equivalents, beginning of year	122,006	121,101
Cash and cash equivalents, end of period	$131,154	$125,516

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Supplemental information:
Cash paid for income taxes	$25,109	$7,180
Income tax refunds	5,895	298
Interest paid	1,871	3,162
Non-cash investing and financing activities:
Shares issued related to acquisition	182,390	—
Contingent acquisition consideration	4,991	1,706
Deferred, non-contingent consideration, net	9,593	1,069
Convertible senior notes expenses included in Accounts payable and Accruals and other current liabilities	692	—
Capped call options expenses included in Accounts payable and Accruals and other current liabilities	50	—
Share-settled Executive Bonus Plan awards	11,723	—
Voluntary deferred compensation plan contributions	1,493	1,798

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation
Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of Bentley Systems, Incorporated (“Bentley” or the “Company”) and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s 2020 Annual Report on Form 10‑K on file with the SEC. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The December 31, 2020 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Seequent Acquisition — On June 17, 2021, the Company completed the acquisition of Seequent Holdings Limited (“Seequent”), a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $910,997 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock (see Note 4).
Convertible Senior Notes — On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes due 2026 (the “2026 Notes”). The Company incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of the payment of initial purchasers’ discounts and commissions, professional fees, and other expenses (“transaction costs”). In connection with the pricing of the 2026 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The Company paid premiums of $25,530 in connection with the capped call options (see Note 10).
On June 28, 2021, the Company completed a private offering of $575,000 of 0.375% convertible senior notes due 2027 (the “2027 Notes”). The Company incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. In connection with the pricing of the 2027 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The Company paid premiums of $25,875 in connection with the capped call options (see Note 10).
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
In response to the COVID‑19 pandemic, the Company implemented a number of initiatives to ensure the safety of its colleagues and enable them to move to a work from home environment seamlessly and continue working effectively. The Company’s business model is such that there was minimal disruption to the Company’s ability to deliver its solutions to accounts. The Company has also taken measures to reduce selected operating expenses, including various costs associated with travel and facilities.
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. The expedients and exceptions provided by ASU 2020‑04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by ASU 2020‑04 during the six months ended June 30, 2021.
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
In August 2018, the FASB issued ASU No. 2018‑15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018‑15”), which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal‑use software. The Company prospectively adopted the ASU effective January 1, 2021. Capitalized costs related to cloud computing arrangements for the six months ended June 30, 2021, which are included in Prepaid and other current assets in the consolidated balance sheet, were not material.

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
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of June 30, 2021 and December 31, 2020, the Company has deferred $18,429 and $18,166, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	June 30, 2021	December 31, 2020
Contract assets	$581	$446
Deferred revenues	222,986	209,314
As of June 30, 2021 and December 31, 2020, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of June 30, 2021 and December 31, 2020.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and professional services. The timing of revenue recognition may differ from the timing of billings to users.
For the six months ended June 30, 2021, $135,237 of revenue that was included in the December 31, 2020 deferred revenue balance was recognized. There were additional deferrals of $152,143, which were primarily related to new billings and acquisitions (see Note 4). For the six months ended June 30, 2020, $144,391 of revenue that was included in the December 31, 2019 deferred revenue opening balance was recognized. There were additional deferrals of $118,767, which were primarily related to new billings.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2021, amounts allocated to these remaining performance obligations are $222,986, of which the Company expects to recognize 96.7% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The following table details revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Subscriptions:
SELECT subscriptions	$66,934	$64,448	$133,074	$132,339
Enterprise subscriptions (1)	67,662	50,556	138,677	109,290
Term license subscriptions	50,856	42,651	101,826	86,208
Subscriptions	185,452	157,655	373,577	327,837
Perpetual licenses:
Perpetual licenses	11,391	12,379	21,507	23,193
Subscriptions and licenses	196,843	170,034	395,084	351,030
Services:
Professional services (recurring)	5,006	3,536	11,083	7,316
Professional services (other)	21,082	10,720	38,769	20,634
Services	26,088	14,256	49,852	27,950
Total revenues	$222,931	$184,290	$444,936	$378,980

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $53,753 and $25,179 for the three months ended June 30, 2021 and 2020, respectively, and $102,018 and $47,173 for the six months ended June 30, 2021 and 2020, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended June 30, 2021 and 2020, the Company recognized $87,885 and $74,853 of license related revenues, respectively, of which $76,494 and $62,474, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the six months ended June 30, 2021 and 2020, the Company recognized $183,510 and $160,270 of license related revenues, respectively, of which $162,003 and $137,077, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% and 8% of its total revenues through channel partners for the three months ended June 30, 2021 and 2020, respectively, 8% and 8% of its total revenues through channel partners for the six months ended June 30, 2021 and 2020, respectively.

Revenue to external customers is attributed to individual countries based upon the location of the customer.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Americas (1)	$112,308	$87,938	$221,170	$185,838
Europe, the Middle East, and Africa (“EMEA”) (2)	69,015	59,464	142,863	121,578
Asia-Pacific (“APAC”)	41,608	36,888	80,903	71,564
Total revenues	$222,931	$184,290	$444,936	$378,980

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $91,500 and $76,781 for the three months ended June 30, 2021 and 2020, respectively, and $184,440 and $159,201 for the six months ended June 30, 2021 and 2020, respectively.
(2)Revenue attributable to the United Kingdom (“U.K.”) totaled $20,242 and $14,205 for the three months ended June 30, 2021 and 2020, respectively, and $42,625 and $27,885 for the six months ended June 30, 2021 and 2020, respectively.
Note 4: Acquisitions
For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company completed a number of acquisitions, for an aggregate purchase price of $1,236,372 and $102,094, respectively. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $910,997 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations and financial position.
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Number of acquisitions	8	6
Cash paid at closing (1)	$1,039,398	$98,298
Cash acquired	(36,847)	(5,266)
Net cash paid	$1,002,551	$93,032

(1)Of the cash paid at closing for the six months ended June 30, 2021, $5,250 was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Accruals and other current liabilities	$6,561	$2,884
Other liabilities	2,167	1,415
Contingent consideration from acquisitions	$8,728	$4,299

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Accruals and other current liabilities	$5,952	$685
Other liabilities	6,986	1,774
Non-contingent consideration from acquisitions	$12,938	$2,459
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
In connection with the purchase price allocations related to the Company’s acquisitions, the Company has estimated the fair values of the support obligations assumed relative to acquired deferred revenue. The estimated fair values of the support obligations assumed were determined using a cost‑build‑up approach. The cost‑build‑up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. These fair value adjustments reduce the revenues recognizable over the remaining support contract term of the Company’s acquired contracts. For the three months ended June 30, 2021 and 2020, the fair value adjustments to reduce revenue were $998 and $79, respectively, and $1,010 and $195 for the six months ended June 30, 2021 and 2020, respectively.
The purchase accounting for the eight acquisitions completed for the six months ended June 30, 2021 are not yet completed. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however such measurement period cannot exceed one year.
Acquisition and integration costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended June 30, 2021 and 2020, the Company incurred acquisition and integration costs of $10,233 and $265, respectively, and $17,094 and $1,078 for the six months ended June 30, 2021 and 2020, respectively, which include costs related to legal, accounting, valuation, general administrative, and other consulting fees. For the three and six months ended June 30, 2021, $9,180 and $15,896, respectively, of the Company’s acquisition and integration costs related to the acquisition of Seequent.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Consideration:
Cash paid at closing	$1,039,398	$98,298
Shares issued at closing (1)(2)	182,390	—
Contingent consideration	4,991	2,380
Deferred, non-contingent consideration, net	9,593	1,416
Total consideration	$1,236,372	$102,094
Assets acquired and liabilities assumed:
Cash	$36,847	$5,266
Prepaid and other current assets	21,594	8,701
Operating lease right-of-use assets	12,418	2,529
Property and equipment	6,310	499
Investments	2,211	—
Other assets	523	36
Software and technology (weighted average useful life of 5 and 3 years, respectively)	44,735	2,207
Customer relationships (weighted average useful life of 9 and 6 years, respectively)	140,299	11,371
Trademarks (weighted average useful life of 10 and 7 years, respectively)	41,417	3,953
Non-compete agreement (useful life of 5 years)	—	200
In-process research and development	4,300	—
Total identifiable assets acquired excluding goodwill	310,654	34,762
Accruals and other current liabilities	(24,580)	(4,991)
Deferred revenues	(16,041)	(5,351)
Operating lease liabilities	(12,336)	(2,529)
Deferred income taxes	(54,142)	(1,701)
Other liabilities	(895)	(86)
Total liabilities assumed	(107,994)	(14,658)
Net identifiable assets acquired excluding goodwill	202,660	20,104
Goodwill	1,033,712	81,990
Net assets acquired	$1,236,372	$102,094

(1)Of the total 3,141,342 shares issued at closing, 83,627 shares are subject to forfeiture if post‑closing employment service conditions are not met. Accordingly, $5,452 is being recorded as stock‑based compensation expense over the related forfeiture period of two years.
(2)A fair value adjustment of $16,943 was applied to the stock consideration due to restrictions on the transfer of securities.
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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. Of the goodwill recorded as of June 30, 2021, $16,606 is expected to be deductible for tax purposes.
Unaudited Pro Forma Financial Information
Had the acquisition of Seequent been made at the beginning of 2020, unaudited pro forma total revenues for the three months ended June 30, 2021 and 2020 would have been $241,762 and $199,339, respectively, and $497,545 and $419,180 for the six months ended June 30, 2021 and 2020, respectively. Net income, net income per share, basic, and net income per share, diluted for the three and six months ended June 30, 2021 and 2020 would not have been materially different than the amounts reported primarily due to the pro forma adjustments to reflect the amortization of purchased intangibles and the cost to finance the transaction, net of the related tax effects.
The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2020. The unaudited pro forma financial information combines the historical results of the Company, the adjusted historical results of Seequent considering the date the Company completed the acquisition of Seequent, and the effects of the pro forma adjustments described above.
Acquisitions Subsequent to June 30, 2021
In July 2021, the Company completed two acquisitions. The acquisitions are not expected to be material to the Company’s consolidated statements of operations and financial position.
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
Land	$2,811	$2,811
Building and improvements	34,639	33,094
Computer equipment and software	48,549	44,369
Furniture, fixtures, and equipment	14,857	12,849
Aircraft	4,075	4,075
Other	60	58
Property and equipment, at cost	104,991	97,256
Less: Accumulated depreciation	(73,552)	(68,842)
Total property and equipment, net	$31,439	$28,414
Depreciation expense was $2,617 and $2,503 for the three months ended June 30, 2021 and 2020, respectively, and $5,114 and $4,926 for the six months ended June 30, 2021 and 2020, respectively.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2020	$581,174
Acquisitions	1,033,712
Foreign currency translation adjustments	(21,084)
Other adjustments	(132)
Balance, June 30, 2021	$1,593,670
Details of intangible assets other than goodwill are as follows:

		June 30, 2021			December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$111,455	$(65,064)	$46,391	$67,691	$(63,046)	$4,645
Customer relationships	3-10 years	234,543	(72,366)	162,177	97,008	(66,030)	30,978
Trademarks	3-10 years	67,265	(18,063)	49,202	26,610	(16,888)	9,722
Non-compete agreements	5 years	350	(103)	247	350	(68)	282
		413,613	(155,596)	258,017	191,659	(146,032)	45,627
Intangible assets not subject to amortization:
In-process research and development		4,217	—	4,217	—	—	—
Total intangible assets		$417,830	$(155,596)	$262,234	$191,659	$(146,032)	$45,627
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of subscriptions and licenses	$1,095	$1,148	$2,246	$2,161
Amortization of purchased intangibles	4,589	3,679	8,027	7,115
Total amortization expense	$5,684	$4,827	$10,273	$9,276
Note 7: Investments
In June 2021, in connection with the acquisition of Seequent, the Company recorded an equity method investment arising from a pre‑existing investment made by a Seequent subsidiary. The investee offers a broad range of data and software related services with a focus on the mining and exploration industry. As of June 30, 2021, the carrying amount of the Company’s equity method investment was $2,234.
In September 2020, the Company acquired an interest in a software company with a focus on digital twin integration in the energy sector, which the Company accounts for using the cost method. As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s cost method investment was $3,440.

In September 2019, the Company and Topcon Positioning Systems, Inc. (“Topcon”) formed Digital Construction Works, Inc. (“DCW”), a joint venture which operates as a digital integrator of software and cloud services for the construction industry, which the Company accounts for using the equity method. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. The Company and Topcon each have a 50% ownership in DCW. For the six months ended June 30, 2021, the Company invested $200 in DCW. As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s investment in DCW was $174 and $2,251, respectively.
The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. The Company’s investments were not impaired as of June 30, 2021.
Related Party Disclosures — Pursuant to Accounting Standards Codification (“ASC”) 850‑10‑20, Related Party Disclosures, the Company has determined that DCW is a related party. For the three and six months ended June 30, 2021 and 2020, transactions between the Company and DCW were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented. As of June 30, 2021, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
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
The components of operating lease cost reflected in the consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost (1)	$4,845	$4,514	$9,388	$8,859
Variable lease cost	920	861	1,888	1,882
Short-term lease cost	7	(18)	11	7
Total operating lease cost	$5,772	$5,357	$11,287	$10,748

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,618 and $4,325 for the three months ended June 30, 2021 and 2020, respectively, and $8,969 and $8,471 for the six months ended June 30, 2021 and 2020, respectively.

Other information related to leases was as follows:

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,573	$9,003
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,457	$13,118

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $12,418 and $1,668 for the six months ended June 30, 2021 and 2020, respectively.
The weighted average remaining lease term for operating leases was 3.9 years and 3.7 years as of June 30, 2021 and December 31, 2020, respectively. The weighted average discount rate was 2.1% and 2.1% as of June 30, 2021 and December 31, 2020, respectively.
Maturities of operating lease liabilities are as follows:

June 30, 2021
Remainder of 2021	$10,264
2022	17,228
2023	11,747
2024	7,341
2025	5,287
Thereafter	5,013
Total future lease payments	56,880
Less: Imputed interest	(2,218)
Total operating lease liabilities	$54,662
As of June 30, 2021, the Company had additional operating lease minimum lease payments of $6,523 for executed leases that have not yet commenced, primarily for office locations.
Supplemental balance sheet information related to the financing lease was as follows:

	June 30, 2021	December 31, 2020
Property and equipment	$496	$572
Accumulated depreciation	(348)	(229)
Property and equipment, net	$148	$343

Accruals and other current liabilities	$201	$197
Other liabilities	—	99
Total financing lease liabilities	$201	$296

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
CSS deposits	$164,645	$110,291
Accrued benefits	46,701	36,613
Accrued compensation	24,218	22,131
Due to customers	12,176	9,869
Accrued indirect taxes	8,659	6,361
Accrued cloud provisioning costs	6,584	7,988
Contingent consideration from acquisitions	6,561	2,884
Accrued professional fees	5,962	4,210
Non-contingent consideration from acquisitions	5,952	685
Accrued acquisition stay bonus	5,680	5,599
Employee stock purchase plan contributions (see Note 13)	3,851	—
Accrued facility costs	2,174	2,095
Accrued severance and realignment costs	1,519	7,209
Other accrued and current liabilities	19,847	10,858
Total accruals and other current liabilities	$314,529	$226,793
Note 10: Long‑Term Debt
Long‑term debt consists of the following:

	June 30, 2021	December 31, 2020
Bank credit facility:
Senior secured revolving loan facility	$36,387	$246,000
2026 Notes:
Principal	690,000	—
Unamortized debt issuance costs	(16,493)	—
Net carrying value	673,507	—
2027 Notes:
Principal	575,000	—
Unamortized debt issuance costs	(15,052)	—
Net carrying value	559,948	—
Total long-term debt	$1,269,842	$246,000
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

On June 22, 2021, the Company entered into the Third Amendment to the Credit Facility, which increased the aggregate amount of approved convertible debt to permit the issuance and sale of additional convertible senior notes. See the section titled “—Convertible Senior Notes—2027 Notes” below.
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $85,000 multi‑currency swing‑line sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had $813,463 and $253,850 available under the Credit Facility.
Under the Credit Facility, the Company may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings bear a base interest rate of LIBOR plus a spread ranging from 125 basis points (“bps”) to 225 bps as determined by the Company’s net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by the Company’s leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 20 bps to 30 bps as determined by the Company’s net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants in its Credit Facility debt agreements.
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
Convertible Senior Notes
2026 Notes
On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes due 2026. The 2026 Notes were issued pursuant to an indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2026 Trustee”) (the “2026 Indenture”). Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. The Company incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of transaction costs. The Company used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. The Company used the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding certain acquisitions, including Seequent (see Note 4).

Prior to October 15, 2025, the 2026 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s Class B Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class B Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s Class B Common Stock, as described in the 2026 Indenture; and (4) if the Company calls the 2026 Notes for redemption. On or after October 15, 2025 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2026 Notes will be convertible at the option of the holder at any time.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class B Common Stock or a combination of cash and shares of the Company’s Class B Common Stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 15.5925 shares of the Company’s Class B Common Stock per $1 principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share, and is subject to adjustment as described in the 2026 Indenture. If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
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
Upon a fundamental change (as defined in the 2026 Indenture), holders may, subject to certain exceptions, require the Company to purchase their 2026 Notes in whole or in part for cash at a price equal to the principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the 2026 Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the 2026 Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $44.23 per share or greater than $210.00 per share. The Company will not increase the conversion rate to an amount that exceeds 22.6090 shares per $1 principal amount of 2026 Notes, subject to adjustment. The 2026 Indenture also contains a customary merger covenant.
Under the 2026 Indenture, the 2026 Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency‑related events of default with respect to the Company occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes shall automatically become due and payable. If any other event of default occurs and is continuing, the 2026 Trustee by notice to the Company, or the holders of the 2026 Notes of at least 25% in principal amount of the outstanding 2026 Notes by notice to the Company and the 2026 Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes to be due and payable. Notwithstanding the foregoing, the 2026 Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with reporting covenant in the 2026 Indenture consists exclusively of the right to receive additional interest on the 2026 Notes.

As discussed in Note 2, the Company early adopted ASU 2020‑06 as of January 1, 2021 and concluded the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of June 30, 2021, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2027 Notes, see the section titled “—2027 Notes” below), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of June 30, 2021, the Company was in compliance with all covenants in the 2026 Notes.
Capped Call Options
In connection with the pricing of the 2026 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Company incurred $150 of expenses in connection with the capped call options. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is initially $72.9795 per share, which represents a premium of 65% above the last reported sale price per share of the Company’s Class B Common Stock on the Nasdaq Global Select Market on January 21, 2021 and is subject to customary adjustments under the terms of the capped call options.
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
2027 Notes
On June 28, 2021, the Company completed a private offering of $575,000 of 0.375% convertible senior notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Trustee”) (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The Company incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. As of June 30, 2021, $300 and $392 of the transaction costs were recorded in Accounts payable and Accruals and other current liabilities in the consolidated balance sheet, respectively. The Company used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options described further below, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses.

Prior to April 1, 2027, the 2027 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price per share of the Company’s Class B Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class B Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s Class B Common Stock, as described in the 2027 Indenture; and (4) if the Company calls the 2027 Notes for redemption. On or after April 1, 2027 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2027 Notes will be convertible at the option of the holder at any time.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class B Common Stock or a combination of cash and shares of the Company’s Class B Common Stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 12.0153 shares of the Company’s Class B Common Stock per $1 principal amount of 2027 Notes, which represents an initial conversion price of approximately $83.23 per share, and is subject to adjustment as described in the 2027 Indenture. If a “make-whole fundamental change” (as defined in the 2027 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The Company will have the option to redeem the 2027 Notes in whole or in part at any time on or after July 5, 2024 and on or before the 40th scheduled trading day immediately before the maturity date if the last reported sale price per share of the Company’s Class B common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. The redemption price will be equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Upon a fundamental change (as defined in the 2027 Indenture), holders may, subject to certain exceptions, require the Company to purchase their 2027 Notes in whole or in part for cash at a price equal to the principal amount of the 2027 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the 2027 Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the 2027 Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2027 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $61.65 per share or greater than $325.00 per share. The Company will not increase the conversion rate to an amount that exceeds 16.2206 shares per $1 principal amount of 2027 Notes, subject to adjustment. The 2027 Indenture also contains a customary merger covenant.
Under the 2027 Indenture, the 2027 Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency‑related events of default with respect to the Company occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2027 Notes shall automatically become due and payable. If any other event of default occurs and is continuing, the 2027 Trustee by notice to the Company, or the holders of the 2027 Notes of at least 25% in principal amount of the outstanding 2027 Notes by notice to the Company and the 2027 Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2027 Notes to be due and payable. Notwithstanding the foregoing, the 2027 Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with reporting covenant in the 2027 Indenture consists exclusively of the right to receive additional interest on the 2027 Notes.

As discussed in Note 2, the Company early adopted ASU 2020‑06 as of January 1, 2021 and concluded the 2027 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of June 30, 2021, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2026 Notes), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of June 30, 2021, the Company was in compliance with all covenants in the 2027 Notes.
Capped Call Options
In connection with the pricing of the 2027 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Company incurred $50 of expenses in connection with the capped call options, which were recorded in Accruals and other current liabilities in the consolidated balance sheet as of June 30, 2021. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is initially $95.5575 per share, which represents a premium of 55% above the last reported sale price per share of the Company’s Class B Common Stock on the Nasdaq Global Select Market on June 23, 2021 and is subject to customary adjustments under the terms of the capped call options.
The capped call options were entered into in conjunction with the issuance of the 2027 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2027 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2027 Notes, the Company accounts for the capped call options separately from the 2027 Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to Additional paid-in capital in the consolidated balance sheet.

Interest Expense
Interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Bank credit facility:
Senior secured revolving loan facility (1)	$850	$1,004	$1,579	$2,544
Interest rate swap	316	—	617	—
Amortization and write-off of deferred debt issuance costs	221	139	796	277
	1,387	1,143	2,992	2,821
2026 Notes:
Coupon interest	217	—	371	—
Amortization of deferred debt issuance costs	907	—	1,561	—
	1,124	—	1,932	—
2027 Notes:
Coupon interest	12	—	12	—
Amortization of deferred debt issuance costs	14	—	14	—
	26	—	26	—
Other obligations	45	13	33	25
Total interest expense	$2,582	$1,156	$4,983	$2,846

(1)The weighted average interest rate was 2.11% and 1.48% for the three months ended June 30, 2021 and 2020, respectively, and 2.02% and 2.18% for the six months ended June 30, 2021 and 2020, respectively.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which the Company executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability on the consolidated balance sheet and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other (expense) income, net in the consolidated statement of operations. As of June 30, 2021 and December 31, 2020, the Company recorded a swap related asset at fair value of $8,082 and $347, respectively, in Other assets in the consolidated balance sheets.
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
For the three months ended June 30, 2021 and 2020, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock beginning in the fourth quarter of 2020, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $7,683 and $8,467, respectively, and $16,558 and $16,564 for the six months ended June 30, 2021 and 2020, respectively.
Note 12: Retirement Plans
The Company also has a nonqualified DCP, which was amended and restated effective September 22, 2020, under which certain officers and key colleagues may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are required to be in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock. The Company’s discretionary awards made prior to January 1, 2016 vest 20% on the date of grant and 20% on each of the four subsequent anniversary dates. The Company’s discretionary awards made on or after January 1, 2016 are 100% vested at the time of grant. No discretionary contributions were made to the DCP for both the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, phantom shares issuable by the DCP were 27,130,916 and 30,590,955, respectively.
Amounts in the DCP attributable to certain non‑colleague participants are settled in cash and are classified as liabilities which are marked to market at the end of each reporting period. The total liability related to the DCP for non‑colleague participants was $2,777 and $2,591 as of June 30, 2021 and December 31, 2020, respectively.
Note 13: Common Stock
Sales, Repurchases, and Issuances of Company Common Stock
On June 17, 2021, the Company issued 3,141,342 shares of the Company’s Class B Common Stock pursuant to the acquisition of Seequent (see Note 4).

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
During the six months ended June 30, 2020, the investor purchased 4,574,567 shares under the Common Stock Purchase Agreement, with 3,769,346 of such shares having been repurchased by the Company and re-sold to the investor for consideration of $58,349 and 805,053 shares acquired directly by the investor for consideration of $12,462. As of December 31, 2020, the investor reached the maximum purchase amount of $250,000.
For the six months ended June 30, 2021, the Company issued 3,657,058 shares of Class B Common Stock to colleagues who exercised their stock options, net of 860,335 shares withheld at exercise to pay for the cost of the stock options, as well as for $29,027 of applicable income tax withholdings. The Company received $4,324 in proceeds from the exercise of stock options.
For the six months ended June 30, 2020, the Company issued 2,184,628 shares of Class B Common Stock to colleagues who exercised their stock options, net of 1,225,926 shares withheld at exercise to pay for the cost of the stock options, as well as for $3,064 of applicable income tax withholdings. The Company received $2,237 in proceeds from the exercise of stock options. For the six months ended June 30, 2020, the Company paid $1,454 for 128,176 shares sold back to the Company upon exercise of the Put and Call provisions under its applicable equity incentive plans. Upon the completion of the IPO, the Put and Call provisions of the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) terminated automatically.
For the six months ended June 30, 2021, the Company issued 149,447 shares of Class B Common Stock in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 249,189 shares awarded, 99,742 shares were sold back to the Company to pay for applicable income tax withholdings of $4,716.
For the six months ended June 30, 2021 and 2020, the Company issued 2,202,079 and 2,959,731 shares of Class B Common Stock to DCP participants in connection with distributions from the plan. The distribution in shares for the six months ended June 30, 2021 totaled 3,527,023 shares of which 1,324,944 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $61,912. The distribution in shares for the six months ended June 30, 2020 totaled 3,137,961 shares of which 178,230 shares were sold back to the Company to pay for the cost of applicable income tax withholding of $1,830.
For the six months ended June 30, 2021, the Company did not repurchase shares from its profit‑sharing plan. The Company repurchased 385,568 shares from its profit‑sharing plan for $4,428 for the six months ended June 30, 2020.

Dividends — The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2021:
Second quarter	$0.03	$8,372
First quarter	0.03	8,219
2020:
Second quarter	$0.03	$7,771
First quarter	0.03	7,666
Global Employee Stock Purchase Plan — Effective September 22, 2020, the Company’s Board and its stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. The ESPP has 25,000,000 shares of Class B Common Stock reserved for issuance. The ESPP has been implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). As of June 30, 2021, $3,851 of ESPP withholding via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheet.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended June 30, 2021 and 2020:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2021	$(34,401)	$(993)	$(35,394)
Other comprehensive (loss) income, before taxes	(19,513)	30	(19,483)
Tax expense	—	(9)	(9)
Other comprehensive (loss) income, net of taxes	(19,513)	21	(19,492)
Balance, June 30, 2021	$(53,914)	$(972)	$(54,886)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2020	$(27,993)	$(1,010)	$(29,003)
Other comprehensive income, before taxes	582	25	607
Tax expense	—	(8)	(8)
Other comprehensive income, net of taxes	582	17	599
Balance, June 30, 2020	$(27,411)	$(993)	$(28,404)
Accumulated other comprehensive loss consists of the following during the six months ended June 30, 2021 and 2020:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(28,695)	59	(28,636)
Tax expense	—	(17)	(17)
Other comprehensive (loss) income, net of taxes	(28,695)	42	(28,653)
Balance, June 30, 2021	$(53,914)	$(972)	$(54,886)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2019	$(22,908)	$(1,019)	$(23,927)
Other comprehensive (loss) income, before taxes	(4,503)	41	(4,462)
Tax expense	—	(15)	(15)
Other comprehensive (loss) income, net of taxes	(4,503)	26	(4,477)
Balance, June 30, 2020	$(27,411)	$(993)	$(28,404)

Note 15: Equity Awards and Instruments
Stock-Based Compensation Expense
Total stock‑based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock option expense	$723	$1,422	$1,721	$2,956
Restricted stock and restricted stock units (“RSUs”) expense	4,961	37	6,458	37
Stock grants expense	450	100	450	219
Bonus Plan expense (see Note 11)	5,471	—	11,595	—
ESPP expense (see Note 13)	428	—	877	—
Total pre-tax expense (1)	$12,033	$1,559	$21,101	$3,212

(1)As of June 30, 2021 and December 31, 2020, $6,169 and $6,835 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of subscriptions and licenses	$410	$19	$499	$47
Cost of services	207	79	450	175
Research and development	4,887	536	8,842	1,155
Selling and marketing	1,515	404	2,303	804
General and administrative	5,014	521	9,007	1,031
Total pre-tax expense	$12,033	$1,559	$21,101	$3,212
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

Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2020	12,842,226	$4.87
Exercised	(4,517,393)	4.30
Forfeited	(120,500)	5.54
Outstanding, June 30, 2021	8,204,333	$5.18	1.97	$488,976
Exercisable, June 30, 2021	4,973,958	$4.91	1.67	$297,780
For the six months ended June 30, 2021 and 2020, the Company received cash proceeds of $4,324 and $2,237, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the six months ended June 30, 2021 and 2020 was $206,097 and $30,536, respectively.
As of June 30, 2021, there was $4,642 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options have a five‑year term, are exercisable on the fourth anniversary of the closing of the acquisition, and have an initial exercise price of $6.805 per share. The options had a four‑year service condition, which terminated automatically upon the completion of the IPO, and therefore, total stock‑based compensation expense associated with these options was fully recognized as of September 30, 2020. The exercise price of the options is subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. As of June 30, 2021, all options to acquire 900,000 shares remain outstanding. As of June 30, 2021, these options are non‑exercisable and have an aggregate intrinsic value of $7,992.
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

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

						Time-	Performance-
						Based	Based
			Time-	Performance-		Weighted	Weighted
	Total		Based	Based		Average	Average
	Restricted		Restricted	Restricted		Grant Date	Grant Date
	Stock		Stock	Stock		Fair Value	Fair Value
	and RSUs		and RSUs	and RSUs		Per Share	Per Share
Unvested, December 31, 2020	1,423,715		1,263,193	160,522	(3)	$16.38	$16.62
Granted	602,616	(1)	502,808	99,808	(4)	49.85	49.93
Vested	(41,695)		(6,765)	(34,930)	(3)	24.15	17.53
Forfeited	(147,672)		(22,080)	(125,592)		17.17	16.36
Unvested, June 30, 2021	1,836,964	(2)	1,737,156	99,808		$26.02	$49.93

(1)For the six months ended June 30, 2021, the Company only granted RSUs. No shares of restricted stock were granted during the six months ended June 30, 2021.
(2)Includes 56,360 RSUs which are expected to be settled in cash.
(3)Relates to the 2020 annual performance period. Total stock‑based compensation expense associated with these awards was fully recognized as of December 31, 2020.
(4)Relates to the 2021 annual performance period.
For the six months ended June 30, 2020, the Company granted 12,454 shares of restricted stock, which were subject to a quarterly time‑based vesting schedule ending March 31, 2021, and had a weighted average grant date fair value of $10.84. No performance shares were granted during the six months ended June 30, 2020.
For the six months ended June 30, 2021, the weighted average grant date fair value of time‑based and performance‑based RSUs was $49.85 and $49.93, respectively. No RSUs were granted during the six months ended June 30, 2020.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the six months ended June 30, 2021 and 2020, 10,864 and 9,830 shares, respectively, were delivered to colleagues, and 23 and 211 additional shares, respectively, were earned as a result of dividends. As of June 30, 2021 and December 31, 2020, 20,199 and 31,040 shares, respectively, of these RSUs remained outstanding.
For the six months ended June 30, 2021 and 2020, restricted stock and RSUs were issued net of 14,869 and 11,942 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $708 and $120, respectively.
As of June 30, 2021, there was $41,102 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 3.5 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock. As of June 30, 2021, there was $2,043 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Stock Grants
For the six months ended June 30, 2021 and 2020, the Company granted 7,824 and 17,411 fully vested shares of Class B Common Stock, respectively, with a fair value of $450 and $219, respectively.
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
Equity Awards Subsequent to June 30, 2021
In July 2021, the Company granted 90,400 time‑based RSUs. The unrecognized compensation expense related to these RSUs is approximately $5,300, which is expected to be recognized over a weighted average period of approximately three years.
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
The income tax provisions for the three months ended June 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended June 30, 2021 and 2020, the Company recognized an aggregate consolidated income tax (benefit) expense of $(20,746) and $4,264, respectively, for U.S. domestic and foreign income taxes. For the three months ended June 30, 2021 and 2020, the Company recorded a discrete tax benefit of $28,967 and $5,281, respectively, associated with stock‑based compensation. The effective income tax rate of (79.8)% for the three months ended June 30, 2021 was lower than the effective income tax rate of 9.7% for the three months ended June 30, 2020 primarily due to the tax benefit associated with stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.

The income tax provisions for the six months ended June 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the six months ended June 30, 2021 and 2020, the Company recognized an aggregate consolidated income tax (benefit) expense of $(10,388) and $11,440, respectively, for U.S. domestic and foreign income taxes. For the six months ended June 30, 2021 and 2020, the Company recorded a discrete tax benefit of $36,452 and $6,423, respectively, associated with stock‑based compensation. The effective income tax rate of (11.1)% for the six months ended June 30, 2021 was lower than the effective income tax rate of 14.1% for the six months ended June 30, 2020 primarily due to the tax benefit associated with stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.
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
The following is a summary of the interest rate swap activity and the location the activity is recognized in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Recognized in Consolidated
	2021	2020	2021	2020	Statements of Operations
Interest rate swap:
(Loss) gain from change in fair value	$(5,926)	$(4,174)	$7,735	$(4,174)	Other (expense) income, net
Payments	316	110	617	110	Interest expense, net
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
The carrying values of the Company’s financial instruments excluding long‑term debt approximate their fair value due to the short‑term nature of those instruments. Additionally, as of December 31, 2020, the fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. The estimated fair value of the 2026 Notes and 2027 Notes was $825,620 and $591,238, respectively, as of June 30, 2021 based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.

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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.
The following tables provide the financial assets and financial liabilities carried at fair value measured on a recurring basis:

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$22	$—	$—	$22
Interest rate swap (2)	—	8,082	—	8,082
Total assets	$22	$8,082	$—	$8,104
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$8,728	$8,728
Deferred compensation plan (4)	2,777	—	—	2,777
Cash-settled equity awards (5)	699	—	—	699
Total liabilities	$3,476	$—	$8,728	$12,204

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$34,696	$—	$—	$34,696
Interest rate swap (2)	—	347	—	347
Total assets	$34,696	$347	$—	$35,043
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$4,299	$4,299
Deferred compensation plan (4)	2,591	—	—	2,591
Cash-settled equity awards (5)	195	—	—	195
Total liabilities	$2,786	$—	$4,299	$7,085

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $6,561 and $2,884 as of June 30, 2021 and December 31, 2020, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.

(4)Included in Other liabilities, except for current liabilities of $201 and $169 as of June 30, 2021 and December 31, 2020, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.
The following table is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy.

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Balance, beginning of year	$4,299	$6,599
Payments	(544)	(3,425)
Addition	4,991	2,380
Change in fair value	—	(1,340)
Foreign currency translation adjustments	(18)	85
Balance, end of period	$8,728	$4,299
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of June 30, 2021, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $67,598 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic area are presented as part of the discussion in Note 3. The following table presents the Company’s long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8).

	June 30, 2021	December 31, 2020
Long-lived assets:
Americas (1)	$105,884	$50,306
EMEA	51,136	56,322
APAC	189,252	13,541
Total long-lived assets	$346,272	$120,169

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense	$(2,582)	$(1,156)	$(4,983)	$(2,846)
Interest income	129	28	211	330
Interest expense, net	$(2,453)	$(1,128)	$(4,772)	$(2,516)
Note 21: Other (Expense) Income, Net
Other (expense) income, net is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Foreign exchange gain (loss) (1)	$1,406	$4,518	$2,198	$(4,263)
Other (expense) income, net (2)	(5,183)	(4,113)	8,507	(2,722)
Total other (expense) income, net	$(3,777)	$405	$10,705	$(6,985)

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange gains (losses) of $963 and $5,012 for the three months ended June 30, 2021 and 2020, respectively, $1,443 and $(1,765) for the six months ended June 30, 2021 and 2020, respectively.
(2)For the three months ended June 30, 2021 and 2020, other (expense) income, net includes a loss from the change in fair value of the Company’s interest rate swap of $5,926 and $4,174, respectively (see Note 17). For the six months ended June 30, 2021, other (expense) income, net includes a gain from the change in fair value of the Company’s interest rate swap of $7,735 (see Note 17). For the six months ended June 30, 2020, other (expense) income, net includes a loss from the change in fair value of the Company’s interest rate swap of $4,174 (see Note 17), partly offset by a gain from the change in fair value of acquisition contingent consideration of $1,390.

Note 22: Realignment Costs
During the third quarter of 2020, the Company initiated a strategic realignment program in order to better serve the Company’s users and to better align resources with the evolving needs of the business (the “2020 Program”). The Company incurred realignment costs of $10,046 for the year ended December 31, 2020 related to the aforementioned program, which represents termination benefits for colleagues whose positions were eliminated. The 2020 Program activities have been broadly implemented across the Company’s various businesses with substantially all actions completed in mid‑2021.
Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2020	$6,240
Payments	(5,356)
Adjustments (1)	(229)
Balance, June 30, 2021	$655

(1)Adjustments includes foreign currency translation.
Note 23: Earnings Per Share
Earnings per share (“EPS”) of Class A and Class B Common Stock amounts are computed using the two‑class method required for participating securities and using the if‑converted method for the convertible senior notes in accordance with ASU 2020‑06.
The Company issues certain restricted stock awards determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of June 30, 2021, there were 99,808 participating securities outstanding. As of June 30, 2020, there were no participating securities outstanding.
Undistributed earnings allocated to participating securities are subtracted from net income in determining basic net income attributable to common stockholders. Basic EPS is computed by dividing basic net income attributable to common stockholders by the weighted average number of shares, inclusive of undistributed shares held in the DCP as phantom shares.
For the Company’s diluted EPS numerator, interest expense, net of tax, attributable to the conversion of the convertible senior notes is added back to basic net income attributable to common stockholders. For the Company’s diluted EPS denominator, the basic weighted average number of shares is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP, and by the dilutive effect of the assumed conversion of the convertible senior notes. Diluted EPS attributable to common stockholders is computed by dividing diluted net income attributable to common stockholders by the weighted average number of fully diluted common shares.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, earnings per share would not differ under the two‑class method.

The details of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$44,910	$39,076	$101,916	$68,745
Less: Net income attributable to participating securities	(3)	—	(3)	—
Net income attributable to Class A and Class B common stockholders, basic	44,907	39,076	101,913	68,745
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	841	—	1,430	—
Net income attributable to Class A and Class B common stockholders, diluted	$45,748	$39,076	$103,343	$68,745

Denominator:
Weighted average shares, basic	304,066,038	286,945,592	303,311,423	286,068,766
Dilutive effect of stock options, restricted stock, and RSUs	9,389,339	8,241,602	10,388,725	9,526,468
Dilutive effect of ESPP	110,355	—	112,360	—
Dilutive effect of assumed conversion of convertible senior notes	10,912,354	—	9,281,537	—
Weighted average shares, diluted	324,478,086	295,187,194	323,094,045	295,595,234

Net income per share, basic	$0.15	$0.14	$0.34	$0.24
Net income per share, diluted	$0.14	$0.13	$0.32	$0.23
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options, restricted stock, and RSUs	495,368	—	495,368	—
Total anti-dilutive securities	495,368	—	495,368	—

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

	Twelve Months Ended
	June 30,
	2021	2020
Last twelve-months recurring revenues	$746,168	$665,659
Constant Currency:
Annualized recurring revenues (“ARR”) growth rate	23%	11%
Account retention rate	98%	98%	(1)
Recurring revenues dollar-based net retention rate	106%	110%	(1)

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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended June 30, 2021 compared to the last twelve‑months of the preceding twelve‑month period increased by $80,509. This increase was primarily due to growth in ARR, which is primarily the result of growth in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended June 30, 2021, 86% of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenue as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 36% and 29% as of June 30, 2021 and 2020, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has introduced daily consumption‑measured ARR, representing 27% of total ARR as of June 30, 2021. ARR is inclusive of the ARR of acquired companies as of the date they are acquired. We believe that ARR and ARR growth are important metrics indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth. Our ARR as of June 30, 2021 was $882,415, calculated using the spot foreign exchange rates as of June 30, 2021.
Our ARR growth rate was favorably impacted from the Seequent acquisition by 13% for the twelve months ended June 30, 2021.
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

Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 86% of our total revenues for the twelve months ended June 30, 2021, this metric helps explain our revenue performance as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.
Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$69,139	$57,575	$151,948	$115,506
Adjusted Net Income	74,316	46,047	138,320	89,203
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

Reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$44,910	$39,076	$101,916	$68,745
Interest expense, net	2,453	1,128	4,772	2,516
(Benefit) provision for income taxes	(20,746)	4,264	(10,388)	11,440
Depreciation and amortization (1)	10,287	8,614	19,280	16,664
Stock-based compensation (3)	11,685	1,559	20,598	3,212
Acquisition expenses (4)	14,944	2,734	24,200	5,009
Realignment expenses (5)	—	77	—	69
Other expense (income), net (6)	3,777	(405)	(10,705)	6,985
Loss from investment accounted for using the equity method, net of tax	1,829	528	2,275	866
Adjusted EBITDA	$69,139	$57,575	$151,948	$115,506
Reconciliation of net income to Adjusted Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$44,910	$39,076	$101,916	$68,745
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (2)	5,781	4,919	10,464	9,458
Stock-based compensation (3)	11,685	1,559	20,598	3,212
Acquisition expenses (4)	14,944	2,734	24,200	5,009
Realignment expenses (5)	—	77	—	69
Other expense (income), net (6)	3,777	(405)	(10,705)	6,985
Total non-GAAP adjustments, prior to income taxes	36,187	8,884	44,557	24,733
Income tax effect of non-GAAP adjustments	(8,610)	(2,441)	(10,428)	(5,141)
Loss from investment accounted for using the equity method, net of tax	1,829	528	2,275	866
Adjusted Net Income	$74,316	$46,047	$138,320	$89,203

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:
(1)Depreciation and amortization. Depreciation and amortization includes amortization of $1,785 and $1,058 for the three months ended June 30, 2021 and 2020, respectively, $3,472 and $2,022 for the six months ended June 30, 2021 and 2020, respectively, related to certain projects under our Accelerated Commercial Development Program (“ACDP”).

(2)Amortization of purchased intangibles and developed technologies. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Amortization of acquisition related developed technologies under our ACDP was $97 and $92 for the three months ended June 30, 2021 and 2020, respectively, $191 and $182 for the six months ended June 30, 2021 and 2020, respectively. Management finds it useful to exclude these non‑cash charges from our operating expenses to assist in budgeting, planning, and forecasting future periods. The use of intangible assets and developed technologies contributed to our revenues earned during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets and developed technologies will recur in future periods.
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
(4)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies, as well as adjustments related to deferred revenue from acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. Acquired deferred revenue is recorded on the opening balance sheet at an amount that typically is lower than historical carrying value. The adjustment to acquired deferred revenue has no impact on our business or cash flow, but it does reduce reported U.S. GAAP revenue in the periods following an acquisition. For the three and six months ended June 30, 2021, $9,180 and $15,896, respectively, of our acquisition expenses related to the acquisition of Seequent Holdings Limited (“Seequent”).
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

(6)Other expense (income), net. Primarily consists of foreign exchange (gains) losses of $(1,406) and $(4,518) for the three months ended June 30, 2021 and 2020, respectively, and $(2,198) and $4,263 for the six months ended June 30, 2021 and 2020, respectively. The foreign exchange (gains) losses derive primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. The gains and losses from such translations are included in Other expense (income), net in the consolidated statements of operations. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange (gains) losses of $(963) and $(5,012) for the three months ended June 30, 2021 and 2020, respectively, and $(1,443) and $1,765 for the six months ended June 30, 2021 and 2020, respectively. These U.S. Dollar denominated balances are being translated into their functional currencies at the rates in effect at the balance sheet date and are fully eliminated in consolidation. For the three months ended June 30, 2021 and 2020, other expense (income), net also includes a loss from the change in fair value of our interest rate swap of $5,926 and $4,174, respectively. For the six months ended June 30, 2021, other expense (income), net includes a gain from the change in fair value of our interest rate swap of $(7,735). For the six months ended June 30, 2020, other expense (income), net includes a loss from the change in fair value of our interest rate swap of $4,174, partly offset by a gain from the change in fair value of acquisition contingent consideration of $(1,390). We exclude these charges because they are not reflective of ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Key Factors Impacting Comparability and Performance:
Highlights for the six months ended June 30, 2021. In addition to our performance previously discussed in “—Key Business Metrics” and “—Non-GAAP Financial Measures,” and as discussed further below in “—Results of Operations” and “—Liquidity and Capital Resources,” our consolidated financial statements for the six months ended June 30, 2021 were impacted by the following:
•On June 17, 2021, we completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for approximately $910,997 in cash, net of cash acquired, plus 3,141,342 shares of our Class B Common Stock. For the six months ended June 30, 2021, we incurred $15,896 of expenses related to the acquisition of Seequent;
•On June 28, 2021, we completed a private offering of $575,000 of 0.375% convertible senior notes due 2027 (the “2027 Notes”). We incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2027 Notes;
•In connection with the pricing of the 2027 Notes, we entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The capped call options are expected to reduce potential dilution to our Class B Common Stock upon any conversion of 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. We paid premiums of $25,875 in connection with the capped call options. The capped call options are indexed to our common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to Additional paid-in capital in the consolidated balance sheet;
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

•Effective as of the beginning of the fourth quarter of 2020, participants in the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated, effective as of September 22, 2020 (the “Bonus Plan”) may elect to receive any portion, or all, of such participants’ non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock instead of cash payments and subject to a combined quarterly limit of $7,500. For the six months ended June 30, 2021, we recorded $11,595 of stock‑based compensation expense related to this plan;
•Effective September 22, 2020, our Board and stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP will be implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. For the six months ended June 30, 2021, we recorded $877 of stock‑based compensation expense related to this plan.
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
Acquisitions. Historically, we have enhanced our business with acquisitions of businesses, software solutions, and technologies. Going forward, we plan to selectively acquire adjacent software solutions that can be sold broadly across our account base, as well as to acquire new technologies that we can leverage across our existing software solution portfolio. We completed eight and three acquisitions for the six months ended June 30, 2021 and 2020, respectively.
Impact of COVID‑19. As described in our 2020 Form 10-K, in response to the COVID-19 pandemic, we implemented a number of initiatives to ensure the safety of our colleagues and enable them to move to a work from home environment seamlessly and continue working effectively. We continue to monitor the global situation, with the health and safety of our colleagues and users as a top priority. Currently, the majority of our workforce remains remote due to COVID-19.
Our business model is such that we have experienced minimal disruption to our ability to deliver our solutions to accounts. The COVID‑19 pandemic has had a modest impact on the usage of our solutions by our users. Throughout 2020 and the six months ended June 30, 2021, usage rates fluctuated modestly when compared to the corresponding periods in the prior year. Usage declines have had a minimal impact on our recurring revenues, which are comprised primarily of longer term contracts where short‑term usage rate declines do not adversely impact revenues. However, to the extent declines in usage have also occurred within our recurring revenue contracts with shorter term resets, as is the case with our E365 contracts, the usage declines have modestly impacted revenues. Our revenues from professional services have also been impacted as certain accounts have delayed new projects. Overall, while our rate of growth has been impacted, our revenues have continued to grow given the mission critical nature of our solutions.

As a precaution in the COVID-19 environment, we have and continue to actively manage our spending. Actions taken during 2020 included efforts to minimize colleague travel, and to reduce and recharacterize promotional spending with a shift to virtual events. Although compensation levels and incentive plan payouts have returned to normal for 2021, during 2020, our actions also included curtailment in variable compensation plans to align to COVID-19 pandemic related uncertainties. These actions have resulted in substantial cost savings during the pandemic, which are unlikely to be fully sustainable prospectively.
For further discussion of the potential impact of COVID-19 on our business, see Part II, Item IA. Risk Factors of this Quarterly Report on Form 10-Q.
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
Cost of subscriptions, licenses, and services
Cost of subscriptions and licenses. Cost of subscriptions and licenses includes salaries and other related costs, including the depreciation of property and equipment and the amortization of capitalized software costs associated with servicing software subscriptions, the amortization of intangible assets associated with acquired software and technology, channel partner compensation for providing sales coverage to subscribers, as well as cloud‑related costs incurred for servicing our accounts using cloud provisioned solutions and our license administration platform.
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
We capitalize certain development costs related to certain projects under our ACDP (our structured approach to an in‑house business incubator function) once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented; we have established that the necessary skills, hardware, and software technology are available to produce the product; and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). Total costs capitalized under the ACDP were $1,606 and $1,776 for the three months ended June 30, 2021 and 2020, respectively, and $2,649 and $4,260 for the six months ended June 30, 2021 and 2020, respectively. Additionally, total ACDP related amortization recorded in Costs of subscriptions and licenses was $1,785 and $1,058 for the three months ended June 30, 2021 and 2020, respectively, and $3,472 and $2,022 for the six months ended June 30, 2021 and 2020, respectively.
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

Results of Operations:
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Subscriptions	$185,452	$157,655	$373,577	$327,837
Perpetual licenses	11,391	12,379	21,507	23,193
Subscriptions and licenses	196,843	170,034	395,084	351,030
Services	26,088	14,256	49,852	27,950
Total revenues	222,931	184,290	444,936	378,980
Cost of revenues:
Cost of subscriptions and licenses	29,881	21,801	58,826	43,128
Cost of services	23,570	14,904	43,914	30,836
Total cost of revenues	53,451	36,705	102,740	73,964
Gross profit	169,480	147,585	342,196	305,016
Operating expenses:
Research and development	52,776	44,218	100,579	89,353
Selling and marketing	38,014	29,632	70,454	65,727
General and administrative	41,878	25,465	75,266	52,269
Amortization of purchased intangibles	4,589	3,679	8,027	7,115
Total operating expenses	137,257	102,994	254,326	214,464
Income from operations	32,223	44,591	87,870	90,552
Interest expense, net	(2,453)	(1,128)	(4,772)	(2,516)
Other (expense) income, net	(3,777)	405	10,705	(6,985)
Income before income taxes	25,993	43,868	93,803	81,051
Benefit (provision) for income taxes	20,746	(4,264)	10,388	(11,440)
Loss from investment accounted for using the equity method, net of tax	(1,829)	(528)	(2,275)	(866)
Net income	44,910	39,076	101,916	68,745
Less: Net income attributable to participating securities	(3)	—	(3)	—
Net income attributable to Class A and Class B common stockholders	$44,907	$39,076	$101,913	$68,745
Per share information:
Net income per share, basic	$0.15	$0.14	$0.34	$0.24
Net income per share, diluted	$0.14	$0.13	$0.32	$0.23
Weighted average shares, basic	304,066,038	286,945,592	303,311,423	286,068,766
Weighted average shares, diluted	324,478,086	295,187,194	323,094,045	295,595,234
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

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenues

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Revenues:
Subscriptions	$185,452	$157,655	$27,797	17.6%	13.5%
Perpetual licenses	11,391	12,379	(988)	(8.0)%	(12.7)%
Subscriptions and licenses	196,843	170,034	26,809	15.8%	11.6%
Services	26,088	14,256	11,832	83.0%	75.1%
Total revenues	$222,931	$184,290	$38,641	21.0%	16.5%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Revenues:
Subscriptions	$373,577	$327,837	$45,740	14.0%	9.7%
Perpetual licenses	21,507	23,193	(1,686)	(7.3)%	(12.1)%
Subscriptions and licenses	395,084	351,030	44,054	12.5%	8.2%
Services	49,852	27,950	21,902	78.4%	70.8%
Total revenues	$444,936	$378,980	$65,956	17.4%	12.9%
Total revenues increased by $38,641, or 21.0%, to $222,931 for the three months ended June 30, 2021 and by $65,956, or 17.4%, to $444,936 for the six months ended June 30, 2021. This increase was primarily driven by improvements in our business performance in subscription revenues, the impact from acquisitions in services revenues, and the overall positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. We define business performance as our organic growth results inclusive of the impact from certain programmatic acquisitions, which generally are immaterial, individually and in the aggregate. On a constant currency basis, our revenues increased by 16.5% and 12.9% for the three and six months ended June 30, 2021, respectively, as compared to the prior periods.
•Subscriptions. For the three months ended June 30, 2021, subscriptions revenues increased by $27,797, or 17.6%, as compared to the three months ended June 30, 2020. This increase was driven primarily by improvements in our business performance, the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies, and the impact of $3,852 related to our acquisition of Seequent. On a constant currency basis, our subscriptions revenues increased by 13.5% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
For the six months ended June 30, 2021, subscriptions revenues increased by $45,740, or 14.0%, as compared to the six months ended June 30, 2020. This increase was driven primarily by improvements in our business performance and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our subscriptions revenues increased by 9.7% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Our growth in subscriptions is primarily due to expansion within our existing accounts and growth of 3% attributable to new accounts, most notability small and medium sized accounts. The improvements in business performance for the three and six months ended June 30, 2021 was led by our ProjectWise, Asset and Network Performance, civil design, and geotechnical products.
•Perpetual licenses. For the three months ended June 30, 2021, perpetual licenses revenues decreased by $988, or 8.0%, as compared to the three months ended June 30, 2020. This decrease was driven by a reduction in our business performance and partially offset by the impact of positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our perpetual licenses revenues decreased by 12.7% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
For the six months ended June 30, 2021, perpetual licenses revenues decreased by $1,686, or 7.3%, as compared to the six months ended June 30, 2020. This decrease was driven by a reduction in our business performance and partially offset by the impact of positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our perpetual licenses revenues decreased by 12.1% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
We believe some of the decrease in perpetual licenses business performance for the three and six months ended June 30, 2021 is because accounts delayed purchase decisions due to COVID‑19 or shifted spend to subscription solutions.
•Services. For the three months ended June 30, 2021, services revenues increased by $11,832, or 83.0%, as compared to the three months ended June 30, 2020. This increase was driven primarily by the impact of acquisitions of $9,468, as well as the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our services revenues increased by 75.1% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
For the six months ended June 30, 2021, services revenues increased by $21,902, or 78.4%, as compared to the six months ended June 30, 2020. This increase was driven primarily by the impact of acquisitions of $19,130, as well as the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our services revenues increased by 70.8% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
For the three and six months ended June 30, 2021, the acquisition impact is attributable to several digital integrator businesses acquired throughout 2020 and 2021. Business performance continued to be impacted by COVID‑19 related delays in new projects and the redeployment of some services colleagues to support Success Plan services of our E365 subscription offering.

Revenues by Geographic Area
Revenues are allocated to individual countries based upon the location of users. Revenues by geographic area are as follows:

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Revenues by geographic area:
Americas	$112,308	$87,938	$24,370	27.7%	27.2%
EMEA	69,015	59,464	9,551	16.1%	7.2%
APAC	41,608	36,888	4,720	12.8%	6.1%
Total revenues by geographic area	$222,931	$184,290	$38,641	21.0%	16.5%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Revenues by geographic area:
Americas	$221,170	$185,838	$35,332	19.0%	18.2%
EMEA	142,863	121,578	21,285	17.5%	8.8%
APAC	80,903	71,564	9,339	13.0%	6.0%
Total revenues by geographic area	$444,936	$378,980	$65,956	17.4%	12.9%
•Americas. For the three months ended June 30, 2021, revenues from the Americas increased by $24,370, or 27.7%, as compared to the three months ended June 30, 2020. This increase was driven primarily by improvements in our business performance in subscription revenues and the impact from acquisitions in services revenues. On a constant currency basis, our revenues from the Americas increased by 27.2% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
For the six months ended June 30, 2021, revenues from the Americas increased by $35,332, or 19.0%, as compared to the six months ended June 30, 2020. This increase was driven primarily by improvements in our business performance in subscription revenues and the impact from acquisitions in service revenues. On a constant currency basis, our revenues from the Americas increased by 18.2% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
The constant currency growth in the Americas primarily reflects growth in recurring subscription revenues from our existing accounts in the United States, and growth in services revenues in the United States and Canada from the acquisition of digital integrator businesses.
•EMEA. For the three months ended June 30, 2021, revenues from EMEA increased by $9,551, or 16.1%, as compared to the three months ended June 30, 2020. On a constant currency basis, our revenues from EMEA increased by 7.2% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The positive foreign currency effects were due to a weaker U.S. Dollar relative to our other functional currencies.

For the six months ended June 30, 2021, revenues from EMEA increased by $21,285, or 17.5%, as compared to the six months ended June 30, 2020. On a constant currency basis, our revenues from EMEA increased by 8.8% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The positive foreign currency effects were due to a weaker U.S. Dollar relative to our other functional currencies.
The constant currency growth primarily reflects growth in services revenues from the 2020 acquisitions of two digital integrator businesses in Europe. Constant currency growth also includes modest business growth in subscription revenues in Europe, with a partially offsetting reduction in the Middle East.
•APAC. For the three months ended June 30, 2021, revenues from APAC increased by $4,720, or 12.8%, as compared to the three months ended June 30, 2020. This increase was driven by improvements in our business performance in subscription revenues and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues from APAC increased by 6.1% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
For the six months ended June 30, 2021, revenues from APAC increased by $9,339, or 13.0%, as compared to the six months ended June 30, 2020. This increase was driven by improvements in our business performance in subscription revenues and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues from APAC increased by 6.0% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
The constant currency growth was primarily due to expansion of our recurring subscription revenues in India for the three months ended June 30, 2021 and in China for the six months ended June 30, 2021.
Cost of Revenues

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Cost of subscriptions and licenses	$29,881	$21,801	$8,080	37.1%	31.2%
Cost of services	23,570	14,904	8,666	58.1%	47.1%
Total cost of revenues	$53,451	$36,705	$16,746	45.6%	37.7%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Cost of subscriptions and licenses	$58,826	$43,128	$15,698	36.4%	31.2%
Cost of services	43,914	30,836	13,078	42.4%	33.8%
Total cost of revenues	$102,740	$73,964	$28,776	38.9%	32.3%
For the three months ended June 30, 2021, cost of revenues increased by $16,746, or 45.6%, to $53,451. This increase was driven by an increase in both cost of subscriptions and licenses and cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 37.7% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, cost of revenues increased by $28,776, or 38.9%, to $102,740. This increase was driven by an increase in both cost of subscriptions and licenses and cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 32.3% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
For the three months ended June 30, 2021, cost of subscriptions and licenses increased 37.1%, or 31.2% in constant currency, as compared to the three months ended June 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $4,000, primarily driven by the redeployment of certain colleagues to our User Success team in support of success services available to accounts under programs such as our E365 subscription offering.
For the six months ended June 30, 2021, cost of subscriptions and licenses increased 36.4%, or 31.2% in constant currency, as compared to the six months ended June 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $8,600, primarily driven by the redeployment of certain colleagues to our User Success team in support of success services available to accounts under programs such as our E365 subscription offering.
For the three months ended June 30, 2021, cost of services increased by 58.1%, or 47.1% in constant currency, as compared to the three months ended June 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $5,900, primarily driven by our digital integrator acquisitions.
For the six months ended June 30, 2021, cost of services increased by 42.4%, or 33.8% in constant currency, as compared to the six months ended June 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $8,900, primarily driven by our digital integrator acquisitions.

Operating Expenses

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Research and development	$52,776	$44,218	$8,558	19.4%	14.0%
Selling and marketing	38,014	29,632	8,382	28.3%	21.4%
General and administrative	41,878	25,465	16,413	64.5%	61.4%
Amortization of purchased intangibles	4,589	3,679	910	24.7%	15.4%
Total operating expenses	$137,257	$102,994	$34,263	33.3%	27.9%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2021	2020	Amount	%	%
Research and development	$100,579	$89,353	$11,226	12.6%	8.1%
Selling and marketing	70,454	65,727	4,727	7.2%	2.2%
General and administrative	75,266	52,269	22,997	44.0%	41.8%
Amortization of purchased intangibles	8,027	7,115	912	12.8%	5.4%
Total operating expenses	$254,326	$214,464	$39,862	18.6%	14.4%
Research and development. For the three months ended June 30, 2021, research and development expenses increased 19.4%, or 14.0% in constant currency, as compared to the three months ended June 30, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount-related costs of approximately $5,700. The approximate $5,700 increase in headcount-related costs is primarily comprised of an increase in salaries and variable compensation costs of approximately $6,100, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $4,300. Partially offsetting these increases in headcount-related costs is a decrease of approximately $4,700 in Bonus Plan related cash compensation due to the change in our Bonus Plan (see Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q), which allows participants within certain limitations to elect share delivery instead of cash compensation for their non-deferred incentive bonuses. In the comparative period, non-deferred incentive bonuses earned under the Bonus Plan were paid in cash.
For the six months ended June 30, 2021, research and development expenses increased 12.6%, or 8.1% in constant currency, as compared to the six months ended June 30, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount-related costs of approximately $7,100. The approximate $7,100 increase in headcount-related costs is primarily comprised of an increase in salaries and variable compensation costs of approximately $8,700, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $7,600. Partially offsetting these increases in headcount-related costs is a decrease of approximately $9,200 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above.
Selling and marketing. For the three months ended June 30, 2021, selling and marketing expenses increased 28.3%, or 21.4% in constant currency, as compared to the three months ended June 30, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount-related costs of approximately $4,600. The approximate $4,600 increase in headcount-related costs is primarily comprised of an increase in salaries and variable compensation costs of approximately $3,600, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $1,000.

For the six months ended June 30, 2021, selling and marketing expenses increased 7.2%, or 2.2% in constant currency, as compared to the six months ended June 30, 2020. On a constant currency basis, this increase was primarily due to an increase in stock‑based compensation expense of approximately $1,400.
General and administrative. For the three months ended June 30, 2021, general and administrative expenses increased 64.5%, or 61.4% in constant currency, as compared to the three months ended June 30, 2020. On a constant currency basis, this increase was primarily due to an increase in acquisition and integration costs and other corporate initiatives of approximately $9,200, primarily due to expenses related to the acquisition of Seequent, and an increase in headcount-related costs of approximately $6,700. The approximate $6,700 increase in headcount-related costs is primarily comprised of an increase in salaries and variable compensation costs of approximately $5,400, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $4,500. Partially offsetting these increases in headcount-related costs is a decrease of approximately $3,200 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above.
For the six months ended June 30, 2021, general and administrative expenses increased 44.0%, or 41.8% in constant currency, as compared to the six months ended June 30, 2020. On a constant currency basis, this increase was primarily due to an increase in acquisition and integration costs and other corporate initiatives of approximately $15,300, primarily due to expenses related to the acquisition of Seequent, and an increase in headcount-related costs of approximately $7,700. The approximate $7,700 increase in headcount-related costs is primarily comprised of an increase in stock‑based compensation expense of approximately $8,300 and an increase in salaries and variable compensation costs of approximately $4,900, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19. Partially offsetting these increases in headcount-related costs is a decrease of approximately $5,500 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above.
Amortization of purchased intangibles. For the three months ended June 30, 2021, amortization of purchased intangibles increased by 24.7%, or 15.4% in constant currency, as compared to the three months ended June 30, 2020. On a constant currency basis, this increase was primarily attributable to amortization from recently acquired purchased intangibles.
For the six months ended June 30, 2021, amortization of purchased intangibles increased by 12.8%, or 5.4% in constant currency, as compared to the six months ended June 30, 2020. On a constant currency basis, this increase was primarily attributable to amortization from recently acquired purchased intangibles.

Interest Expense, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense	$(2,582)	$(1,156)	$(4,983)	$(2,846)
Interest income	129	28	211	330
Interest expense, net	$(2,453)	$(1,128)	$(4,772)	$(2,516)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Bank credit facility	$(850)	$(1,004)	$(1,579)	$(2,544)
Interest rate swap	(316)	—	(617)	—
Convertible senior notes, coupon interest	(229)	—	(383)	—
Amortization and write-off of deferred debt issuance costs	(1,142)	(139)	(2,371)	(277)
Other, net	84	15	178	305
Interest expense, net	$(2,453)	$(1,128)	$(4,772)	$(2,516)
For the three months ended June 30, 2021, interest expense, net increased from the three months ended June 30, 2020 primarily due to the increase in amortization and write‑off of deferred debt issuance costs in connection with the Second Amendment to the Credit Facility and the convertible senior notes, partially offset by a lower outstanding average balance under the Credit Facility.
For the six months ended June 30, 2021, interest expense, net increased from the six months ended June 30, 2020 primarily due to the increase in amortization and write‑off of deferred debt issuance costs in connection with the Second Amendment to the Credit Facility and the convertible senior notes, partially offset by a lower outstanding average balance under the Credit Facility.
Other (Expense) Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Foreign exchange gain (loss)	$1,406	$4,518	$2,198	$(4,263)
Other (expense) income, net	(5,183)	(4,113)	8,507	(2,722)
Total other (expense) income, net	$(3,777)	$405	$10,705	$(6,985)
For the three months ended June 30, 2021 and 2020, total other (expense) income, net consists of foreign exchange gains (losses) of $1,406 and $4,518, respectively, and $2,198 and $(4,263) for the six months ended June 30, 2021 and 2020, respectively. The foreign exchange gains (losses) derives primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. For the three months ended June 30, 2021 and 2020, intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange gains (losses) of $963 and $5,012, respectively, and $1,443 and $(1,765) for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, other (expense) income, net includes a loss from the change in fair value of our interest rate swap of $5,926 and $4,174, respectively. For the six months ended June 30, 2021, other (expense) income, net includes a gain from the change in fair value of our interest rate swap of $7,735. For the six months ended June 30, 2020, other (expense) income, net includes a loss from the change in fair value of our interest rate swap of $4,174, partially offset by a gain from the change in fair value of acquisition contingent consideration of $(1,390).
(Benefit) Provision for Income Taxes
The income tax provisions for the three months ended June 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended June 30, 2021 and 2020, we recognized an aggregate consolidated income tax (benefit) expense of $(20,746) and $4,264, respectively, for U.S. domestic and foreign income taxes. For the three months ended June 30, 2021 and 2020, we recorded a discrete tax benefit of $28,967 and $5,281, respectively, associated with stock‑based compensation. The effective income tax rate of (79.8)% for the three months ended June 30, 2021 was lower than the effective income tax rate of 9.7% for the three months ended June 30, 2020 primarily due to the tax benefit associated with stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.
The income tax provisions for the six months ended June 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the six months ended June 30, 2021 and 2020, we recognized an aggregate consolidated income tax (benefit) expense of $(10,388) and $11,440, respectively, for U.S. domestic and foreign income taxes. For the six months ended June 30, 2021 and 2020, we recorded a discrete tax benefit of $36,452 and $6,423, respectively, associated with stock‑based compensation. The effective income tax rate of (11.1)% for the six months ended June 30, 2021 was lower than the effective income tax rate of 14.1% for the six months ended June 30, 2020 primarily due to the tax benefit associated with stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.
Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$44,910	$39,076	$101,916	$68,745
For the three months ended June 30, 2021, net income increased by $5,834, or 14.9%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, net income increased by $33,171, or 48.3%, compared to the six months ended June 30, 2020. The changes are due to the factors stated above.

Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$69,139	$57,575	$151,948	$115,506
Adjusted Net Income	$74,316	$46,047	$138,320	$89,203
For the three and six months ended June 30, 2021, Adjusted EBITDA increased by $11,564 and $36,442 compared to the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2021 and 2020, Adjusted EBITDA as a percentage of revenue was 31.0% and 31.2%, respectively. For the six months ended June 30, 2021 and 2020, Adjusted EBITDA as a percentage of revenue was 34.2% and 30.5%, respectively.
For the three and six months ended June 30, 2021, Adjusted Net Income increased by $28,269 and $49,117 compared to the three and six months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, Adjusted Net Income as a percentage of revenue was 33.3% and 25.0%, respectively. For the six months ended June 30, 2021 and 2020, Adjusted Net Income as a percentage of revenue was 31.1% and 23.5%, respectively.
For additional information, including the limitations of using non‑GAAP financial measures, and reconciliations of the non‑GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP, see the section titled “—Non‑GAAP Financial Measures.”

Liquidity and Capital Resources:
Our primary source of cash is generated from the delivery of subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist primarily of colleague-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. In addition to operating expenses, we also use cash to fund growth initiatives, which include acquisitions of software assets and businesses. In connection with the acquisition of Seequent in June 2021, we used readily available cash, including a portion of the net proceeds from the 2026 Notes, and borrowings under our Credit Facility to fund the cash component of the transaction. As described further below, we used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We used the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding certain acquisitions, including Seequent.
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of June 30, 2021 and December 31, 2020, 93% and 94%, respectively, of our total cash and cash equivalents were located outside of the United States. We intend to continue to permanently reinvest these funds outside of the United States and current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility described below. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the United States.
We believe that existing cash and cash equivalent balances, together with cash generated from operations, and liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, currency fluctuations, market acceptance of our products, competitive factors, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing, including convertible debt, would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.

Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. The following table presents our foreign and domestic holdings of cash and cash equivalents:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents:
Held domestically	$9,331	$7,861
Held by foreign subsidiaries	121,823	114,145
Total cash and cash equivalents	$131,154	$122,006
The amount of cash and cash equivalents held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in Accumulated other comprehensive loss on our consolidated balance sheets.
Bank Credit Facility
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
On June 22, 2021, we entered into the Third Amendment to the Credit Facility, which increased the aggregate amount of approved convertible debt to permit the issuance and sale of additional convertible senior notes. See the section titled “—Convertible Senior Notes—2027 Notes” below.
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $85,000 multi‑currency swing‑line sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, we had $813,463 and $253,850 available under the Credit Facility.
Under the Credit Facility, we may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings bear a base interest rate of LIBOR plus a spread ranging from 125 basis points (“bps”) to 225 bps as determined by our net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by our leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 20 bps to 30 bps as determined by our net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of June 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Facility debt agreements.

Interest rate risk associated with the Credit Facility is managed through an interest rate swap which we executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, we fixed our LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the swap as either an asset or a liability on the consolidated balance sheet and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net, in the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, we recorded a swap related asset at fair value of $8,082 and $347, respectively, in Other assets in the consolidated balance sheets.
The weighted average interest rate under the Credit Facility was 2.11% and 1.48% for the three months ended June 30, 2021 and 2020, respectively, and 2.02% and 2.18% for the six months ended June 30, 2021 and 2020, respectively.
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
Convertible Senior Notes
2027 Notes. On June 28, 2021, we completed a private offering of $575,000 of 0.375% convertible senior notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Trustee”) (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. We incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. As of June 30, 2021, $300 and $392 of the transaction costs were recorded in Accounts payable and Accruals and other current liabilities in the consolidated balance sheet, respectively. We used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options described further below, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses.
Prior to April 1, 2027, the 2027 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price per share of our Class B Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our Class B Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our Class B Common Stock, as described in the 2027 Indenture; and (4) if we call the 2027 Notes for redemption. On or after April 1, 2027 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2027 Notes will be convertible at the option of the holder at any time.

We will settle conversions by paying or delivering, as applicable, cash, shares of our Class B Common Stock or a combination of cash and shares of our Class B Common Stock, at our election, based on the applicable conversion rate. The initial conversion rate is 12.0153 shares of our Class B Common Stock per $1 principal amount of 2027 Notes, which represents an initial conversion price of approximately $83.23 per share, and is subject to adjustment as described in the 2027 Indenture. If a “make-whole fundamental change” (as defined in the 2027 Indenture) occurs, then we will, in certain circumstances, increase the conversion rate for a specified period of time.
We will have the option to redeem the 2027 Notes in whole or in part at any time on or after July 5, 2024 and on or before the 40th scheduled trading day immediately before the maturity date if the last reported sale price per share of our Class B common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. The redemption price will be equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Upon a fundamental change (as defined in the 2027 Indenture), holders may, subject to certain exceptions, require us to purchase their 2027 Notes in whole or in part for cash at a price equal to the principal amount of the 2027 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the 2027 Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the 2027 Indenture), we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2027 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $61.65 per share or greater than $325.00 per share. We will not increase the conversion rate to an amount that exceeds 16.2206 shares per $1 principal amount of 2027 Notes, subject to adjustment. The 2027 Indenture also contains a customary merger covenant.
Under the 2027 Indenture, the 2027 Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency‑related events of default with respect to us occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2027 Notes shall automatically become due and payable. If any other event of default occurs and is continuing, the 2027 Trustee by notice to us, or the holders of the 2027 Notes of at least 25% in principal amount of the outstanding 2027 Notes by notice to us and the 2027 Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2027 Notes to be due and payable. Notwithstanding the foregoing, the 2027 Indenture provides that, to the extent we elect, the sole remedy for an event of default relating to certain failures by us to comply with reporting covenant in the 2027 Indenture consists exclusively of the right to receive additional interest on the 2027 Notes.
We early adopted ASU 2020‑06 as of January 1, 2021 and concluded the 2027 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of June 30, 2021, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with our existing and future senior unsecured indebtedness that is not so subordinated (including our 2026 Notes), effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of June 30, 2021, we were in compliance with all covenants in the 2027 Notes.

Capped Call Options. In connection with the pricing of the 2027 Notes, we entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. We incurred $50 of expenses in connection with the capped call options, which were recorded in Accruals and other current liabilities in the consolidated balance sheet as of June 30, 2021. The capped call options are expected to reduce potential dilution to our Class B Common Stock upon any conversion of 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is initially $95.5575 per share, which represents a premium of 55% above the last reported sale price per share of our Class B Common Stock on the Nasdaq Global Select Market on June 23, 2021 and is subject to customary adjustments under the terms of the capped call options.
The capped call options were entered into in conjunction with the issuance of the 2027 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2027 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2027 Notes, we account for the capped call options separately from the 2027 Notes. The capped call options are indexed to our own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to Additional paid-in capital in the consolidated balance sheet.
2026 Notes. On January 26, 2021, we completed a private offering of $690,000 of 0.125% convertible senior notes due 2026. The 2026 Notes were issued pursuant to an indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2026 Trustee”) (the “2026 Indenture”). Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. We incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of transaction costs. We used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We used the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding certain acquisitions, including Seequent.
Prior to October 15, 2025, the 2026 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of our Class B Common Stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our Class B Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our Class B Common Stock, as described in the 2026 Indenture; and (4) if we call the 2026 Notes for redemption. On or after October 15, 2025 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2026 Notes will be convertible at the option of the holder at any time.
We will settle conversions by paying or delivering, as applicable, cash, shares of our Class B Common Stock or a combination of cash and shares of our Class B Common Stock, at our election, based on the applicable conversion rate. The initial conversion rate is 15.5925 shares of our Class B Common Stock per $1 principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share, and is subject to adjustment as described in the 2026 Indenture. If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then we will, in certain circumstances, increase the conversion rate for a specified period of time.

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
Upon a fundamental change (as defined in the 2026 Indenture), holders may, subject to certain exceptions, require us to purchase their 2026 Notes in whole or in part for cash at a price equal to the principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the 2026 Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the 2026 Indenture), we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $44.23 per share or greater than $210.00 per share. We will not increase the conversion rate to an amount that exceeds 22.6090 shares per $1 principal amount of 2026 Notes, subject to adjustment. The 2026 Indenture also contains a customary merger covenant.
Under the 2026 Indenture, the 2026 Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency‑related events of default with respect to us occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes shall automatically become due and payable. If any other event of default occurs and is continuing, the 2026 Trustee by notice to us, or the holders of the 2026 Notes of at least 25% in principal amount of the outstanding 2026 Notes by notice to us and the 2026 Trustee, may declare the principal of, and accrued and unpaid interest on, all of the then outstanding 2026 Notes to be due and payable. Notwithstanding the foregoing, the 2026 Indenture provides that, to the extent we elect, the sole remedy for an event of default relating to certain failures by us to comply with reporting covenant in the 2026 Indenture consists exclusively of the right to receive additional interest on the 2026 Notes.
As previously mentioned, we early adopted ASU No. 2020‑06, Debt–Debt with Conversion and Other Options (Subtopic 470‑20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815‑40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020‑06”) as of January 1, 2021 and concluded the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of June 30, 2021, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with our existing and future senior unsecured indebtedness that is not so subordinated (including our 2027 Notes, see the section titled “—2027 Notes” below), effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of June 30, 2021, we were in compliance with all covenants in the 2026 Notes.

Capped Call Options. In connection with the pricing of the 2026 Notes, we entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. We incurred $150 of expenses in connection with the capped call options. The capped call options are expected to reduce potential dilution to our Class B Common Stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is initially $72.9795 per share, which represents a premium of 65% above the last reported sale price per share of our Class B Common Stock on the Nasdaq Global Select Market on January 21, 2021 and is subject to customary adjustments under the terms of the capped call options.
The capped call options were entered into in conjunction with the issuance of the 2026 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2026 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2026 Notes, we account for the capped call options separately from the 2026 Notes. The capped call options are indexed to our own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to Additional paid-in capital in the consolidated balance sheet.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our cash flow activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net Cash Provided By (Used In):
Operating activities	$149,022	$136,182
Investing activities	(1,008,001)	(78,979)
Financing activities	866,510	(52,556)
Operating activities
Net cash provided by operating activities was $149,022 for the six months ended June 30, 2021. Compared to the same period in the prior year, net cash from operating activities was higher by $12,840 due to an increase in net income of $33,171 and the net increase in non‑cash adjustments of $1,098 primarily related to the increase in stock‑based compensation expense, partially offset by a gain from the change in fair value of our interest rate swap. Partially offsetting these increases in net cash provided by operating activities was a net decrease in net cash flows from the change in operating assets and liabilities of $21,429. The net decrease in cash flows from the change in operating assets and liabilities was primarily due to an increase in accounts receivable due to timing of collections from customers and an increase in prepaid income taxes, partially offset by an increase in accounts payable, accruals, and other liabilities primarily related to the increase in CSS deposits and an increase from the change in deferred revenues.
For the six months ended June 30, 2020, net cash provided by operating activities was $136,182 due to net income of $68,745 increased by $34,551 of non‑cash adjustments and $32,886 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $1,008,001 for the six months ended June 30, 2021, primarily due to $4,750 related to purchases of property and equipment and investment in capitalized software and $1,002,551 in acquisition related payments, net of cash acquired.

For the six months ended June 30, 2020, net cash used in investing activities was $78,979, primarily due to $9,970 related to purchases of property and equipment and investment in capitalized software and $67,595 in acquisition related payments, net of cash acquired.
Financing activities
Net cash provided by financing activities was $866,510 for the six months ended June 30, 2021. Compared to the prior year comparative period, net cash provided by financing activities increased by $919,066, primarily due to the net proceeds from the convertible senior notes of $1,233,377, partially offset by a decrease in net borrowings of $182,863 under the Credit Facility, the purchase of capped call options of $51,555, payments of debt issuance costs of $4,951, and an increase in net payments for shares acquired of $18,529.
For the six months ended June 30, 2020, net cash used in financing activities was $52,556, primarily due to net payments under the Credit Facility of $26,750, payments of dividends of $15,901, and net payments for shares acquired of $10,958.
Subsequent Events After June 30, 2021
Acquisitions. In July 2021, we completed two acquisitions. The acquisitions are not expected to be material to our consolidated statements of operations and financial position.
Contractual Obligations and Other Commitments:
As noted above, on January 26, 2021, we completed the 2026 Notes private offering, and on June 28, 2021, we completed the 2027 Notes private offering. See Note 10 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. As a result of a net increase in long‑term debt, our obligation for interest on long‑term debt will also increase.
There have been no other material changes to our contractual obligations and other commitments as disclosed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10‑K on file with the SEC.
Emerging Growth Company:
Section 107 of the U.S. Tax Cuts and Jobs Act (the “JOBS Act”) provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, as amended by Section 102(b)(1) of the JOBS Act, for complying with new or revised accounting standards. This permits an “emerging growth company” to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates. We expect that we will no longer qualify as an emerging growth company as of December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10‑K on file with the SEC other than the following:
Interest rate risk. The fair value of our 2026 and 2027 Notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The capped call options that were entered into concurrently with the issuance of our 2026 and 2027 Notes were completed to reduce the potential dilution from the conversion of the 2026 and 2027 Notes. The fair value of the 2026 and 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 and 2027 Notes will generally increase as our Class B Common Stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes, but do not impact our financial position, results of operations, or cash flows due to the fixed nature of the debt obligation.
The Second and Third Amendments to the Credit Facility did not change our Interest rate risk disclosure related to the Credit Facility included in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10‑K on file with the SEC.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal control over financial reporting despite our colleagues working remotely due to the COVID‑19 pandemic. We are continually monitoring and assessing the COVID‑19 pandemic on our internal controls including changes to their design and operating effectiveness.
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
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our 2020 Annual Report on Form 10‑K on file with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From April 1, 2021 to June 30, 2021, we issued 3,141,342 shares of our Class B Common Stock pursuant to our acquisition of Seequent Holdings Limited.
From April 1, 2021 to June 30, 2021, we issued 1,862,576 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
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
4.1
Indenture, dated as of June 28, 2021, between Bentley Systems, Incorporated and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)

4.2	Form of 0.375% Convertible Senior Note due 2027 (included as Exhibit A in Exhibit 4.1 and incorporated herein by reference)
10.1	Form of Capped Call Confirmation (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)
10.2
Third Amendment, dated as of June 22, 2021, to the Amended and Restated Credit Agreement dated as of December 19, 2017, by and among the Company, PNC Bank National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2021 (File No. 001-39548) and incorporated herein by reference)

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

Bentley Systems, Incorporated

Date: August 10, 2021	By:	/s/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer