Form 10-Q
period 2021-09-30
BENTLEY SYSTEMS INC
filed 2021-11-09
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 2, 2021, the registrant had 11,601,757 shares of Class A and 270,744,044 shares of Class B Common Stock, par value $0.01 per share, outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$155,755	$122,006
Accounts receivable	194,682	195,782
Allowance for doubtful accounts	(6,355)	(5,759)
Prepaid income taxes	20,958	3,535
Prepaid and other current assets	35,062	24,694
Total current assets	400,102	340,258
Property and equipment, net	31,103	28,414
Operating lease right-of-use assets	48,642	46,128
Intangible assets, net	251,467	45,627
Goodwill	1,592,399	581,174
Investments	5,429	5,691
Deferred income taxes	77,418	39,224
Other assets	47,523	39,519
Total assets	$2,454,083	$1,126,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,502	$16,492
Accruals and other current liabilities	317,271	226,793
Deferred revenues	189,683	202,294
Operating lease liabilities	18,003	16,610
Income taxes payable	11,974	3,366
Total current liabilities	549,433	465,555
Long-term debt	1,302,845	246,000
Deferred compensation plan liabilities	89,174	2,422
Long-term operating lease liabilities	32,583	31,767
Deferred revenues	6,614	7,020
Deferred income taxes	69,471	10,849
Income taxes payable	7,613	7,883
Other liabilities	17,352	12,940
Total liabilities	2,075,085	784,436
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of September 30, 2021 and December 31, 2020, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 270,436,807 and 260,552,747 shares as of September 30, 2021 and December 31, 2020, respectively	2,820	2,722
Additional paid-in capital	921,410	741,113
Accumulated other comprehensive loss	(81,880)	(26,233)
Accumulated deficit	(463,352)	(376,003)
Total stockholders’ equity	378,998	341,599
Total liabilities and stockholders’ equity	$2,454,083	$1,126,035

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Subscriptions	$212,227	$173,174	$585,804	$501,011
Perpetual licenses	11,866	12,827	33,373	36,020
Subscriptions and licenses	224,093	186,001	619,177	537,031
Services	24,387	16,996	74,239	44,946
Total revenues	248,480	202,997	693,416	581,977
Cost of revenues:
Cost of subscriptions and licenses	31,056	23,338	89,882	66,466
Cost of services	23,176	19,290	67,090	50,126
Total cost of revenues	54,232	42,628	156,972	116,592
Gross profit	194,248	160,369	536,444	465,385
Operating expense (income):
Research and development	57,334	50,217	157,913	139,570
Selling and marketing	44,392	41,824	114,846	107,551
General and administrative	35,329	32,956	110,233	85,390
Deferred compensation plan	88,965	50	89,327	(115)
Amortization of purchased intangibles	8,676	3,869	16,703	10,984
Expenses associated with initial public offering	—	26,130	—	26,130
Total operating expenses	234,696	155,046	489,022	369,510
(Loss) income from operations	(40,448)	5,323	47,422	95,875
Interest expense, net	(3,836)	(1,934)	(8,608)	(4,450)
Other (expense) income, net	(957)	13,741	9,748	6,756
(Loss) income before income taxes	(45,241)	17,130	48,562	98,181
(Provision) benefit for income taxes	(4,223)	(10,705)	6,165	(22,145)
Loss from investment accounted for using the equity method, net of tax	(664)	(581)	(2,939)	(1,447)
Net (loss) income	(50,128)	5,844	51,788	74,589
Less: Net (loss) income attributable to participating securities	(3)	(4)	(6)	(4)
Net (loss) income attributable to Class A and Class B common stockholders	$(50,131)	$5,840	$51,782	$74,585
Per share information:
Net (loss) income per share, basic	$(0.16)	$0.02	$0.17	$0.26
Net (loss) income per share, diluted	$(0.16)	$0.02	$0.16	$0.25
Weighted average shares, basic	308,195,379	289,318,391	305,119,985	287,063,892
Weighted average shares, diluted	308,195,379	299,634,961	314,658,136	297,251,349

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(50,128)	$5,844	$51,788	$74,589
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(27,014)	(812)	(55,709)	(5,315)
Actuarial gain on retirement plan, net of tax effect of $(8), $(6), $(25), and $(21), respectively	20	5	62	31
Total other comprehensive loss, net of taxes	(26,994)	(807)	(55,647)	(5,284)
Comprehensive (loss) income	$(77,122)	$5,037	$(3,859)	$69,305

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, June 30, 2021	281,189,127	$2,812	$910,951	$(54,886)	$(387,063)	$471,814
Net loss	—	—	—	—	(50,128)	(50,128)
Other comprehensive loss	—	—	—	(26,994)	—	(26,994)
Dividends declared	—	—	—	—	(8,485)	(8,485)
Shares issued in connection with deferred compensation plan, net	88,920	1	—	—	(3,773)	(3,772)
Deferred compensation plan elective participant deferrals	—	—	527	—	—	527
Deferred compensation plan modification	—	—	(4,739)	—	—	(4,739)
Shares issued in connection with Executive Bonus Plan, net	41,172	—	4,292	—	(1,870)	2,422
Shares issued in connection with employee stock purchase plan	104,716	1	3,845	—	(438)	3,408
Stock option exercises, net	612,277	6	699	—	(5,951)	(5,246)
Stock-based compensation expense	—	—	5,835	—	—	5,835
Shares related to restricted stock, net	2,352	—	—	—	(5,644)	(5,644)
Balance, September 30, 2021	282,038,564	$2,820	$921,410	$(81,880)	$(463,352)	$378,998

	Nine Months Ended September 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$341,599
Net income	—	—	—	—	51,788	51,788
Other comprehensive loss	—	—	—	(55,647)	—	(55,647)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	182,390
Purchase of capped call options, net of tax of $12,584	—	—	(39,021)	—	—	(39,021)
Dividends declared	—	—	—	—	(25,076)	(25,076)
Shares issued in connection with deferred compensation plan, net	2,290,999	23	—	—	(65,707)	(65,684)
Deferred compensation plan elective participant deferrals	—	—	2,020	—	—	2,020
Deferred compensation plan modification	—	—	(4,739)	—	—	(4,739)
Shares issued in connection with Executive Bonus Plan, net	190,619	2	16,013	—	(6,586)	9,429
Shares issued in connection with employee stock purchase plan	104,716	1	3,845	—	(438)	3,408
Stock option exercises, net	4,269,335	42	4,987	—	(34,978)	(29,949)
Shares issued for stock grants, net	7,824	—	450	—	—	450
Stock-based compensation expense	—	—	14,383	—	—	14,383
Shares related to restricted stock, net	(120,775)	(1)	—	—	(6,352)	(6,353)
Balance, September 30, 2021	282,038,564	$2,820	$921,410	$(81,880)	$(463,352)	$378,998

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2020
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, June 30, 2020	259,209,355	$2,592	$415,883	$(28,404)	$(10,327)	$379,744
Net income	—	—	—	—	5,844	5,844
Other comprehensive loss	—	—	—	(807)	—	(807)
Dividends declared	—	—	—	—	(400,311)	(400,311)
Profit‑sharing plan shares, net	(164,266)	(1)	—	—	(2,541)	(2,542)
Shares issued in connection with deferred compensation plan, net	24,800	—	—	—	(47)	(47)
Deferred compensation plan elective participant deferrals	—	—	804	—	—	804
Stock option exercises, net	1,321,475	13	5,538	—	(566)	4,985
Stock-based compensation expense	—	—	19,517	—	—	19,517
Shares related to restricted stock, net	1,835,672	18	(19)	—	(13)	(14)
Balance, September 30, 2020	262,227,036	$2,622	$441,723	$(29,211)	$(407,961)	$7,173

	Nine Months Ended September 30, 2020
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2019	254,842,949	$2,548	$408,667	$(23,927)	$(52,669)	$334,619
Net income	—	—	—	—	74,589	74,589
Other comprehensive loss	—	—	—	(5,284)	—	(5,284)
Dividends declared	—	—	—	—	(415,748)	(415,748)
Profit‑sharing plan shares, net	(549,834)	(5)	—	—	(6,965)	(6,970)
Shares issued in connection with deferred compensation plan, net	2,984,531	30	—	—	(1,907)	(1,877)
Deferred compensation plan elective participant deferrals	—	—	2,602	—	—	2,602
Payment of shareholder Put and Call rights	(128,176)	(1)	—	—	(1,453)	(1,454)
Common Stock Purchase Agreement, net	169	—	—	—	(57)	(57)
Stock option exercises, net	3,506,103	35	7,741	—	(3,618)	4,158
Shares issued for stock grants	17,411	—	219	—	—	219
Stock-based compensation expense	—	—	22,510	—	—	22,510
Shares related to restricted stock, net	1,553,883	15	(16)	—	(133)	(134)
Balance, September 30, 2020	262,227,036	$2,622	$441,723	$(29,211)	$(407,961)	$7,173

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$51,788	$74,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,946	25,836
Bad debt allowance (recovery)	466	(541)
Deferred income taxes	(17,788)	7,853
Stock-based compensation expense	32,853	23,617
Amortization and write-off of deferred debt issuance costs	4,160	430
Change in fair value of derivative	(9,198)	3,365
Change in fair value of contingent consideration	—	(1,340)
Foreign currency remeasurement loss (gain)	103	(9,067)
Loss from investment accounted for using the equity method, net of tax	2,939	1,447
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	26,305	46,661
Prepaid and other assets	11,310	8,907
Accounts payable, accruals, and other liabilities	31,766	31,486
Deferred compensation plan liabilities	86,608	2,487
Deferred revenues	(36,598)	(35,134)
Income taxes payable, net of prepaid income taxes	(13,243)	(4,571)
Net cash provided by operating activities	207,417	176,025
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(11,152)	(13,533)
Acquisitions, net of cash acquired of $37,837 and $2,064, respectively	(1,033,695)	(68,920)
Other investing activities	(3,000)	(6,355)
Net cash used in investing activities	(1,047,847)	(88,808)
Cash flows from financing activities:
Proceeds from credit facilities	682,083	432,375
Payments of credit facilities	(860,228)	(201,125)
Proceeds from convertible senior notes, net of discounts and commissions	1,233,377	—
Payments of debt issuance costs	(5,643)	(432)
Purchase of capped call options	(51,555)	—
Proceeds from term loan	—	125,000
Payments of financing leases	(147)	(141)
Payments of acquisition debt and other consideration	(741)	(2,034)
Payments of dividends	(25,076)	(412,852)
Payments for shares acquired including shares withheld for taxes	(111,306)	(72,476)
Proceeds from Common Stock Purchase Agreement	—	58,349
Proceeds from stock purchases under employee stock purchase plan	3,846	—
Proceeds from exercise of stock options	5,039	3,206
Net cash provided by (used in) financing activities	869,649	(70,130)
Effect of exchange rate changes on cash and cash equivalents	4,530	(590)
Increase in cash and cash equivalents	33,749	16,497
Cash and cash equivalents, beginning of year	122,006	121,101
Cash and cash equivalents, end of period	$155,755	$137,598

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental information:
Cash paid for income taxes	$32,359	$17,338
Income tax refunds	7,820	1,630
Interest paid	3,281	4,658
Non-cash investing and financing activities:
Shares issued related to acquisition	182,390	—
Contingent acquisition consideration	5,581	1,902
Deferred, non-contingent consideration, net	10,081	(141)
Convertible senior notes expenses included in Accounts payable	375	—
Capped call options expenses included in Accounts payable	50	—
Share-settled Executive Bonus Plan awards	16,015	—
Deferred compensation plan elective participant deferrals	2,020	2,602

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation
Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of Bentley Systems, Incorporated (“Bentley” or the “Company”) and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s 2020 Annual Report on Form 10‑K on file with the SEC. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The December 31, 2020 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
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

Deferred Compensation — Under the Company’s unfunded Nonqualified Deferred Compensation Plan, as amended and restated, effective as of September 22, 2020 (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15).
In August 2021, the Company’s Board of Directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This resulted in a reduction of 1,500,000 shares in both the basic and diluted count of Company shares.
While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, the Company reclassified cumulative compensation cost of $4,739 from Additional paid-in capital to Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheet and recognized a compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value of $95,460. Subsequent to the one‑time reallocation, these diversified deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation (see Note 12).
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
In response to the COVID‑19 pandemic, the Company implemented a number of initiatives to ensure the safety of its colleagues and enable them to move to a work from home environment seamlessly and continue working effectively. The Company continues to monitor the global situation, with the health and safety of our colleagues and users as a top priority. Currently, the majority of the Company’s workforce remains remote due to COVID-19. The Company’s business model is such that there was minimal disruption to the Company’s ability to deliver its solutions to accounts.
Note 2: Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021‑08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021‑08”), which improves the comparability of accounting for acquired revenue contracts with customers in a business combination. The new guidance is meant to reduce diversity in practice and inconsistencies related to recognition of an acquired contract liability and revenue contract payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021‑08 is effective for the Company for the interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the ASU will have on its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. The expedients and exceptions provided by ASU 2020‑04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by ASU 2020‑04 during the nine months ended September 30, 2021.
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
In August 2018, the FASB issued ASU No. 2018‑15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018‑15”), which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal‑use software. The Company prospectively adopted the ASU effective January 1, 2021. Capitalized costs related to cloud computing arrangements for the nine months ended September 30, 2021, which are included in Prepaid and other current assets in the consolidated balance sheet, were not material.

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
Perpetual licenses
Perpetual licenses may be sold with or without attaching a SELECT subscription. Historically, attachment and retention of the SELECT subscription has been high given the benefits of the SELECT subscription. Perpetual licenses revenue is recognized upon delivery of the license to the user.
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
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of September 30, 2021 and December 31, 2020, the Company has deferred $18,504 and $18,166, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	September 30, 2021	December 31, 2020
Contract assets	$385	$446
Deferred revenues	196,297	209,314
As of September 30, 2021 and December 31, 2020, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of September 30, 2021 and December 31, 2020.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and professional services. The timing of revenue recognition may differ from the timing of billings to users.
For the nine months ended September 30, 2021, $164,539 of revenue that was included in the December 31, 2020 deferred revenue balance was recognized. There were additional deferrals of $157,680, which were primarily related to new billings and acquisitions (see Note 4). For the nine months ended September 30, 2020, $177,462 of revenue that was included in the December 31, 2019 deferred revenue opening balance was recognized. There were additional deferrals of $142,678, which were primarily related to new billings.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2021, amounts allocated to these remaining performance obligations are $196,297, of which the Company expects to recognize 96.6% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The following table details revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Subscriptions:
SELECT subscriptions	$66,648	$67,509	$199,722	$199,848
Enterprise subscriptions (1)	75,381	55,978	214,058	165,268
Term license subscriptions	70,198	49,687	172,024	135,895
Subscriptions	212,227	173,174	585,804	501,011
Perpetual licenses:
Perpetual licenses	11,866	12,827	33,373	36,020
Subscriptions and licenses	224,093	186,001	619,177	537,031
Services:
Professional services (recurring)	5,160	4,308	16,243	11,624
Professional services (other)	19,227	12,688	57,996	33,322
Services	24,387	16,996	74,239	44,946
Total revenues	$248,480	$202,997	$693,416	$581,977

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $60,102 and $29,363 for the three months ended September 30, 2021 and 2020, respectively, and $162,120 and $76,536 for the nine months ended September 30, 2021 and 2020, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2021 and 2020, the Company recognized $108,524 and $85,369 of license related revenues, respectively, of which $96,658 and $72,542, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, the Company recognized $292,034 and $245,639 of license related revenues, respectively, of which $258,661 and $209,619, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% and 8% of its total revenues through channel partners for the three months ended September 30, 2021 and 2020, respectively, 7% and 8% of its total revenues through channel partners for the nine months ended September 30, 2021 and 2020, respectively.

Revenue to external customers is attributed to individual countries based upon the location of the customer.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Americas (1)	$126,583	$102,104	$347,753	$287,942
Europe, the Middle East, and Africa (“EMEA”) (2)	75,982	63,335	218,845	184,913
Asia-Pacific (“APAC”)	45,915	37,558	126,818	109,122
Total revenues	$248,480	$202,997	$693,416	$581,977

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $104,805 and $91,993 for the three months ended September 30, 2021 and 2020, respectively, and $289,245 and $251,194 for the nine months ended September 30, 2021 and 2020, respectively.
(2)Revenue attributable to the United Kingdom (“U.K.”) totaled $22,703 and $18,470 for the three months ended September 30, 2021 and 2020, respectively, and $65,328 and $46,355 for the nine months ended September 30, 2021 and 2020, respectively.
Note 4: Acquisitions
For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company completed a number of acquisitions, for an aggregate purchase price of $1,269,584 and $102,094, respectively. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $910,997 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations and financial position.
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Number of acquisitions	12	6
Cash paid at closing (1)	$1,071,532	$98,298
Cash acquired	(37,837)	(5,266)
Net cash paid	$1,033,695	$93,032

(1)Of the cash paid at closing for the nine months ended September 30, 2021, $7,050 was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Accruals and other current liabilities	$6,900	$2,884
Other liabilities	2,133	1,415
Contingent consideration from acquisitions	$9,033	$4,299

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Accruals and other current liabilities	$5,911	$685
Other liabilities	5,876	1,774
Non-contingent consideration from acquisitions	$11,787	$2,459
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
In connection with the purchase price allocations related to the Company’s acquisitions, the Company has estimated the fair values of the support obligations assumed relative to acquired deferred revenue. The estimated fair values of the support obligations assumed were determined using a cost‑build‑up approach. The cost‑build‑up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. These fair value adjustments reduce the revenues recognizable over the remaining support contract term of the Company’s acquired contracts. For the three months ended September 30, 2021 and 2020, the fair value adjustments to reduce revenue were $2,914 and $288, respectively, and $3,924 and $483 for the nine months ended September 30, 2021 and 2020, respectively.
The purchase accounting for the 12 acquisitions completed for the nine months ended September 30, 2021 are not yet completed. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however such measurement period cannot exceed one year.
Acquisition and integration costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended September 30, 2021 and 2020, the Company incurred acquisition and integration costs of $943 and $531, respectively, and $18,037 and $1,609 for the nine months ended September 30, 2021 and 2020, respectively, which include costs related to legal, accounting, valuation, general administrative, and other consulting fees. For the three and nine months ended September 30, 2021, $389 and $16,285, respectively, of the Company’s acquisition and integration costs related to the acquisition of Seequent.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Consideration:
Cash paid at closing	$1,071,532	$98,298
Shares issued at closing (1)(2)	182,390	—
Contingent consideration	5,581	2,380
Deferred, non-contingent consideration, net	10,081	1,416
Total consideration	$1,269,584	$102,094
Assets acquired and liabilities assumed:
Cash	$37,837	$5,266
Prepaid and other current assets	23,709	8,701
Operating lease right-of-use assets	12,074	2,529
Property and equipment	4,383	499
Investments	—	—
Other assets	874	36
Software and technology (weighted average useful life of 5 and 3 years, respectively)	45,753	2,207
Customer relationships (weighted average useful life of 9 and 6 years, respectively)	143,794	11,371
Trademarks (weighted average useful life of 10 and 7 years, respectively)	42,444	3,953
Non-compete agreement (useful life of 5 years)	—	200
In-process research and development	4,400	—
Total identifiable assets acquired excluding goodwill	315,268	34,762
Accruals and other current liabilities	(28,065)	(4,991)
Deferred revenues	(18,412)	(5,351)
Operating lease liabilities	(11,966)	(2,529)
Deferred income taxes	(48,374)	(1,701)
Other liabilities	(716)	(86)
Total liabilities assumed	(107,533)	(14,658)
Net identifiable assets acquired excluding goodwill	207,735	20,104
Goodwill	1,061,849	81,990
Net assets acquired	$1,269,584	$102,094

(1)Of the total 3,141,342 shares issued at closing, 83,627 shares are subject to forfeiture if post‑closing employment service conditions are not met. Accordingly, $5,452 is being recorded as stock‑based compensation expense over the related forfeiture period of two years (see Note 15).
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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. Of the goodwill recorded as of September 30, 2021, $16,244 is expected to be deductible for tax purposes.
Unaudited Pro Forma Financial Information
Had the acquisition of Seequent been made at the beginning of 2020, unaudited pro forma total revenues for the three months ended September 30, 2021 and 2020 would have been $248,480 and $220,828, respectively, and $746,025 and $640,008 for the nine months ended September 30, 2021 and 2020, respectively. Net (loss) income, net (loss) income per share, basic, and net (loss) income per share, diluted for the three and nine months ended September 30, 2021 and 2020 would not have been materially different than the amounts reported primarily due to the pro forma adjustments to reflect the amortization of purchased intangibles and the cost to finance the transaction, net of the related tax effects.
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
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
Land	$2,811	$2,811
Building and improvements	34,630	33,094
Computer equipment and software	50,295	44,369
Furniture, fixtures, and equipment	15,545	12,849
Aircraft	4,075	4,075
Other	63	58
Property and equipment, at cost	107,419	97,256
Less: Accumulated depreciation	(76,316)	(68,842)
Total property and equipment, net	$31,103	$28,414
Depreciation expense was $3,028 and $2,630 for the three months ended September 30, 2021 and 2020, respectively, and $8,142 and $7,556 for the nine months ended September 30, 2021 and 2020, respectively.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2020	$581,174
Acquisitions	1,061,849
Foreign currency translation adjustments	(50,234)
Other adjustments	(390)
Balance, September 30, 2021	$1,592,399
Details of intangible assets other than goodwill are as follows:

		September 30, 2021			December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$105,507	$(62,028)	$43,479	$67,691	$(63,046)	$4,645
Customer relationships	3-10 years	233,305	(77,584)	155,721	97,008	(66,030)	30,978
Trademarks	3-10 years	67,343	(19,543)	47,800	26,610	(16,888)	9,722
Non-compete agreements	5 years	350	(121)	229	350	(68)	282
		406,505	(159,276)	247,229	191,659	(146,032)	45,627
Intangible assets not subject to amortization:
In-process research and development		4,238	—	4,238	—	—	—
Total intangible assets		$410,743	$(159,276)	$251,467	$191,659	$(146,032)	$45,627
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of subscriptions and licenses	$2,771	$1,265	$5,017	$3,426
Amortization of purchased intangibles	8,676	3,869	16,703	10,984
Total amortization expense	$11,447	$5,134	$21,720	$14,410

Note 7: Investments
In August 2021, via its iTwin Ventures corporate venture capital fund, the Company made an investment in a software development company in the form of a $2,000 convertible note, which the Company accounts for using the cost method. The convertible note will mature in February 2023. The note can be converted into the borrower’s equity at the borrower’s next issuance of preferred stock. If not previously converted, principal and interest is payable at maturity. As of September 30, 2021, the carrying amount of the Company’s convertible note was $2,006.
In June 2021, in connection with the acquisition of Seequent, the Company recorded an equity method investment arising from a pre‑existing investment made by Seequent. The investee offers a broad range of data and software related services with a focus on the mining and exploration industry. During the third quarter of 2021, the Company acquired the remaining interest in this investment and accounted for it as a business combination (see Note 4).
In September 2020, the Company acquired an interest in a software company with a focus on digital twin integration in the energy sector, which the Company accounts for using the cost method. As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s cost method investment was $3,376 and $3,440, respectively.
In September 2019, the Company and Topcon Positioning Systems, Inc. (“Topcon”) formed Digital Construction Works, Inc. (“DCW”), a joint venture which operates as a digital integrator of software and cloud services for the construction industry, which the Company accounts for using the equity method. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. The Company and Topcon each have a 50% ownership in DCW. For the nine months ended September 30, 2021 and 2020, the Company invested $500 and $1,500 in DCW, respectively. As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s investment in DCW was de minimis and $2,251, respectively.
The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. The Company’s investments were not impaired as of September 30, 2021.
Related Party Disclosures — Pursuant to Accounting Standards Codification (“ASC”) 850‑10‑20, Related Party Disclosures, the Company has determined that DCW is a related party. For the three and nine months ended September 30, 2021 and 2020, transactions between the Company and DCW were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented. As of September 30, 2021, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
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

The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$4,836	$4,565	$14,224	$13,424
Variable lease cost	1,082	1,016	2,970	2,898
Short-term lease cost	4	20	15	27
Total operating lease cost	$5,922	$5,601	$17,209	$16,349

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,619 and $4,386 for the three months ended September 30, 2021 and 2020, respectively, and $13,588 and $12,857 for the nine months ended September 30, 2021 and 2020, respectively.
Other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,602	$13,589
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$5,286	$14,530

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $12,074 and $1,668 for the nine months ended September 30, 2021 and 2020, respectively.
The weighted average remaining lease term for operating leases was 3.8 years and 3.7 years as of September 30, 2021 and December 31, 2020, respectively. The weighted average discount rate was 2.1% as of September 30, 2021 and December 31, 2020.
Maturities of operating lease liabilities are as follows:

September 30, 2021
Remainder of 2021	$5,049
2022	17,420
2023	12,186
2024	7,541
2025	5,268
Thereafter	4,898
Total future lease payments	52,362
Less: Imputed interest	(1,776)
Total operating lease liabilities	$50,586
As of September 30, 2021, the Company had additional operating lease minimum lease payments of $7,649 for executed leases that have not yet commenced, primarily for office locations.

Supplemental balance sheet information related to the financing lease was as follows:

	September 30, 2021	December 31, 2020
Property and equipment	$482	$572
Accumulated depreciation	(394)	(229)
Property and equipment, net	$88	$343

Accruals and other current liabilities	$146	$197
Other liabilities	—	99
Total financing lease liabilities	$146	$296
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
CSS deposits	$169,216	$110,291
Accrued benefits	41,322	36,613
Accrued compensation	26,721	22,131
Due to customers	13,408	9,869
Accrued acquisition stay bonus	8,630	5,599
Deferred compensation plan liabilities	7,306	169
Contingent consideration from acquisitions	6,900	2,884
Accrued cloud provisioning costs	6,546	7,988
Non-contingent consideration from acquisitions	5,911	685
Accrued professional fees	4,146	4,210
Accrued indirect taxes	3,510	6,361
Employee stock purchase plan contributions	2,589	—
Accrued facility costs	2,153	2,095
Accrued severance and realignment costs	1,337	7,209
Other accrued and current liabilities	17,576	10,689
Total accruals and other current liabilities	$317,271	$226,793

Note 10: Long‑Term Debt
Long‑term debt consists of the following:

	September 30, 2021	December 31, 2020
Bank credit facility:
Senior secured revolving loan facility	$67,854	$246,000
2026 Notes:
Principal	690,000	—
Unamortized debt issuance costs	(15,585)	—
Net carrying value	674,415	—
2027 Notes:
Principal	575,000	—
Unamortized debt issuance costs	(14,424)	—
Net carrying value	560,576	—
Total long-term debt	$1,302,845	$246,000
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
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $85,000 multi‑currency swing‑line sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had $781,996 and $253,850 available under the Credit Facility.
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
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants in its Credit Facility debt agreements.

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
As of September 30, 2021, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2027 Notes, see the section titled “—2027 Notes” below), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of September 30, 2021, the Company was in compliance with all covenants in the 2026 Notes.

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
2027 Notes
On June 28, 2021, the Company completed a private offering of $575,000 of 0.375% convertible senior notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Trustee”) (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The Company incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. As of September 30, 2021, $375 of the transaction costs were recorded in Accounts payable in the consolidated balance sheet. The Company used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options described further below, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses.
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
As of September 30, 2021, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2026 Notes), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of September 30, 2021, the Company was in compliance with all covenants in the 2027 Notes.

Capped Call Options
In connection with the pricing of the 2027 Notes, the Company entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. The Company incurred $50 of expenses in connection with the capped call options, which were recorded in Accounts payable in the consolidated balance sheet as of September 30, 2021. The capped call options are expected to reduce potential dilution to the Company’s Class B Common Stock upon any conversion of 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is initially $95.5575 per share, which represents a premium of 55% above the last reported sale price per share of the Company’s Class B Common Stock on the Nasdaq Global Select Market on June 23, 2021 and is subject to customary adjustments under the terms of the capped call options.
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
Interest Expense
Interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Bank credit facility:
Senior secured revolving loan facility (1)	$911	$1,519	$2,490	$3,953
Interest rate swap	325	288	942	398
Amortization and write-off of deferred debt issuance costs	253	153	1,049	430
	1,489	1,960	4,481	4,781
2026 Notes:
Coupon interest	221	—	592	—
Amortization of deferred debt issuance costs	909	—	2,470	—
	1,130	—	3,062	—
2027 Notes:
Coupon interest	551	—	563	—
Amortization of deferred debt issuance costs	627	—	641	—
	1,178	—	1,204	—
Other obligations	64	15	97	40
Total interest expense	$3,861	$1,975	$8,844	$4,821

(1)The weighted average interest rate was 2.33% and 1.59% for the three months ended September 30, 2021 and 2020, respectively, and 2.02% and 1.92% for the nine months ended September 30, 2021 and 2020, respectively.

Interest rate risk associated with the Credit Facility is managed through an interest rate swap which the Company executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability in the consolidated balance sheets and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other (expense) income, net in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company recorded a swap related asset at fair value of $9,545 and $347, respectively, in Other assets in the consolidated balance sheets.
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
A participant may defer any portion, or all, of such participant’s incentive bonus payable pursuant to the Bonus Plan into the DCP (see Note 12). Prior to September 22, 2020, a participant’s non‑deferred incentive bonus was payable in cash. Effective September 22, 2020, the Bonus Plan provides, in part, that a participant may elect to receive any portion, or all, of such participant’s non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock issued under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Incentive Award Plan”) beginning in the fourth quarter of 2020, subject to the limitation described below. The Company records the election of non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock as stock‑based compensation expense in the consolidated statements of operations (see Note 15). Such election must be made prior to the start of the applicable calendar quarter for which the incentive bonus is to be paid, and the number of shares of Class B Common Stock payable in respect of such elected amount is calculated using a volume-weighted average price of the Company’s Class B Common Stock for the period commencing on the tenth trading day prior to the end of the applicable calendar quarter and ending on the tenth trading day following the end of the applicable calendar quarter. Notwithstanding participants’ elections to receive shares of fully vested Class B Common Stock in respect of their non‑deferred incentive bonus payments, if, in any calendar quarter, the aggregate U.S. Dollar value of shares of fully vested Class B Common Stock payable in respect of the non‑deferred incentive bonuses exceeds $7,500, the portion of each participant’s non‑deferred incentive bonus payable in shares of fully vested Class B Common Stock will be reduced pro rata such that the $7,500 limit is not exceeded, and, for each affected participant, the amount of such reduction will be payable in cash.
For the three months ended September 30, 2021 and 2020, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock beginning in the fourth quarter of 2020, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $8,128 and $9,905, respectively, and $24,686 and $26,469 for the nine months ended September 30, 2021 and 2020, respectively.

Note 12: Retirement Plans
Under the Company’s unfunded DCP, certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15).
In August 2021, the Company’s Board of Directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This resulted in a reduction of 1,500,000 shares in both the basic and diluted count of Company shares.
While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, the Company reclassified cumulative compensation cost of $4,739 from Additional paid-in capital to Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheet and recognized a compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value of $95,460. Subsequent to the one‑time reallocation, these diversified deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
Amounts in the DCP attributable to certain non‑colleague participants are settled in cash and are classified as liabilities in either Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheets. The deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
Deferred compensation plan expense (income) was $88,965 and $50 for the three months ended September 30, 2021 and 2020, respectively, and $89,327 and $(115) for the nine months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021 and 2020, DCP elective participant deferrals were $527 and $804, respectively, and $2,020 and $2,602 for the nine months ended September 30, 2021 and 2020, respectively. No discretionary contributions were made to the DCP during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 25,503,049 and 30,590,955, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Accruals and other current liabilities	$7,306	$169
Deferred compensation plan liabilities	89,174	2,422
Total DCP liabilities	$96,480	$2,591

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
For the nine months ended September 30, 2021, the Company issued 4,269,335 shares of Class B Common Stock to colleagues who exercised their stock options, net of 993,302 shares withheld at exercise to pay for the cost of the stock options, as well as for $34,988 of applicable income tax withholdings. The Company received $5,039 in proceeds from the exercise of stock options.
For the nine months ended September 30, 2020, the Company issued 3,506,103 shares of Class B Common Stock to colleagues who exercised their stock options, net of 1,358,841 shares withheld at exercise to pay for the cost of the stock options, as well as for $3,618 of applicable income tax withholdings. The Company received $7,776 in proceeds from the exercise of stock options. For the nine months ended September 30, 2020, the Company paid $1,454 for 128,176 shares sold back to the Company upon exercise of the Put and Call provisions under its applicable equity incentive plans. Upon the completion of the IPO, the Put and Call provisions of the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) terminated automatically.
For the nine months ended September 30, 2021, the Company issued 190,619 shares of Class B Common Stock in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 322,160 shares awarded, 131,541 shares were sold back to the Company to pay for applicable income tax withholdings of $6,586.
For the nine months ended September 30, 2021 and 2020, the Company issued 2,290,999 and 2,984,531 shares of Class B Common Stock to DCP participants in connection with distributions from the plan. The distribution in shares for the nine months ended September 30, 2021 totaled 3,674,787 shares of which 1,383,788 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $65,684. The distribution in shares for the nine months ended September 30, 2020 totaled 3,165,759 shares of which 181,228 shares were sold back to the Company to pay for the cost of applicable income tax withholding of $1,877.

For the nine months ended September 30, 2021, the Company did not repurchase shares from its profit‑sharing plan. The Company repurchased 549,834 shares from its profit‑sharing plan for $6,970 for the nine months ended September 30, 2020.
Dividends — The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2021:
Third quarter	$0.03	$8,485
Second quarter	0.03	8,372
First quarter	0.03	8,219
2020:
Third quarter (1)	$1.53	$400,311
Second quarter	0.03	7,771
First quarter	0.03	7,666

(1)As previously discussed in Note 1, on August 28, 2020, the Company’s board of directors declared a Special Dividend of $1.50 per share of the Company’s common stock ($392,489 in the aggregate).
Global Employee Stock Purchase Plan — Effective September 22, 2020, the Company’s Board and its stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. The ESPP has 25,000,000 shares of Class B Common Stock reserved for issuance. The ESPP has been implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). During the nine months ended September 30, 2021, colleagues who elected to participate in the ESPP purchased a total of 104,716 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $3,845. Of the total 111,486 shares purchased, 6,770 shares were sold back to the Company to pay for applicable income tax withholdings of $438. As of September 30, 2021, $2,589 of ESPP withholding via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheet.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2021 and 2020:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2021	$(53,914)	$(972)	$(54,886)
Other comprehensive (loss) income, before taxes	(27,014)	28	(26,986)
Tax expense	—	(8)	(8)
Other comprehensive (loss) income, net of taxes	(27,014)	20	(26,994)
Balance, September 30, 2021	$(80,928)	$(952)	$(81,880)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2020	$(27,411)	$(993)	$(28,404)
Other comprehensive (loss) income, before taxes	(812)	11	(801)
Tax expense	—	(6)	(6)
Other comprehensive (loss) income, net of taxes	(812)	5	(807)
Balance, September 30, 2020	$(28,223)	$(988)	$(29,211)
Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2021 and 2020:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(55,709)	87	(55,622)
Tax expense	—	(25)	(25)
Other comprehensive (loss) income, net of taxes	(55,709)	62	(55,647)
Balance, September 30, 2021	$(80,928)	$(952)	$(81,880)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2019	$(22,908)	$(1,019)	$(23,927)
Other comprehensive (loss) income, before taxes	(5,315)	52	(5,263)
Tax expense	—	(21)	(21)
Other comprehensive (loss) income, net of taxes	(5,315)	31	(5,284)
Balance, September 30, 2020	$(28,223)	$(988)	$(29,211)

Note 15: Equity Awards and Instruments
Stock-Based Compensation Expense
Total stock‑based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
IPO vested restricted stock and RSU expense	$—	$15,445	$—	$15,445
Stock option expense	773	2,893	2,494	5,849
Restricted stock and RSUs expense (1)	4,681	2,067	11,139	2,104
Stock grants expense	—	—	450	219
Bonus Plan expense (see Note 11)	5,586	—	17,181	—
DCP elective participant deferrals expense (2) (see Note 12)	173	—	173	—
ESPP expense (see Note 13)	539	—	1,416	—
Total pre-tax expense (3)	$11,752	$20,405	$32,853	$23,617

(1)Includes acquisition‑related shares (see Note 4).
(2)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(3)As of September 30, 2021 and December 31, 2020, $6,126 and $6,835 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of subscriptions and licenses	$323	$896	$822	$943
Cost of services	235	2,604	685	2,779
Research and development	5,227	6,955	14,069	8,110
Selling and marketing	1,582	5,183	3,885	5,987
General and administrative	4,385	4,767	13,392	5,798
Total pre-tax expense	$11,752	$20,405	$32,853	$23,617
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

Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2020	12,842,226	$4.87
Exercised	(5,262,637)	4.35
Forfeited	(243,250)	5.53
Outstanding, September 30, 2021	7,336,339	$5.23	1.78	$406,515
Exercisable, September 30, 2021	4,228,714	$4.96	1.47	$235,458
For the nine months ended September 30, 2021 and 2020, the Company received cash proceeds of $5,039 and $7,776, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the nine months ended September 30, 2021 and 2020 was $250,795 and $58,502, respectively.
As of September 30, 2021, there was $3,489 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.2 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options have a five‑year term, are exercisable on the fourth anniversary of the closing of the acquisition, and have an initial exercise price of $6.805 per share. The options had a four‑year service condition, which terminated automatically upon the completion of the IPO, and therefore, total stock‑based compensation expense associated with these options was fully recognized as of September 30, 2020. The exercise price of the options is subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. As of September 30, 2021, all options to acquire 900,000 shares remain outstanding. As of September 30, 2021, these options are non‑exercisable and have an aggregate intrinsic value of $7,992.
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

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

						Time-	Performance-
						Based	Based
			Time-	Performance-		Weighted	Weighted
	Total		Based	Based		Average	Average
	Restricted		Restricted	Restricted		Grant Date	Grant Date
	Stock		Stock	Stock		Fair Value	Fair Value
	and RSUs		and RSUs	and RSUs		Per Share	Per Share
Unvested, December 31, 2020	1,423,715		1,263,193	160,522	(3)	$16.38	$16.62
Granted	693,016	(1)	593,208	99,808	(4)	51.22	49.93
Vested	(332,532)		(297,602)	(34,930)	(3)	15.30	16.62
Forfeited	(192,999)		(64,282)	(128,717)		20.56	17.43
Unvested, September 30, 2021	1,591,200	(2)	1,494,517	96,683		$30.20	$49.93

(1)For the nine months ended September 30, 2021, the Company only granted RSUs.
(2)Includes 43,735 RSUs which are expected to be settled in cash.
(3)Relates to the 2020 annual performance period. Total stock‑based compensation expense associated with these awards was fully recognized as of December 31, 2020.
(4)Relates to the 2021 annual performance period.
During the first quarter of 2020, the Company granted 12,454 shares of restricted stock, which were subject to a quarterly time‑based vesting schedule ending March 31, 2021, and had a weighted average grant date fair value of $10.84. During the third quarter of 2020, the Company granted 1,197,760 shares of restricted stock and RSUs, which vest ratably on each of the first four anniversaries of the grant date. During the third quarter of 2020, the Company granted 185,324 shares of restricted stock and RSUs, which are subject to performance-based vesting. During the third quarter of 2020, the Company granted 994,912 shares of restricted stock and RSUs, which vested upon the Company’s completion of the IPO on September 25, 2020. The weighted average grant date fair value of restricted stock and RSUs granted during the third quarter of 2020 was $15.48.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the nine months ended September 30, 2021 and 2020, 10,864 and 26,760 shares, respectively, were delivered to colleagues, and 33 and 3,006 additional shares, respectively, were earned as a result of dividends. As of September 30, 2021 and December 31, 2020, 20,209 and 31,040 shares, respectively, of these vested and deferred RSUs remained outstanding.
For the nine months ended September 30, 2021 and 2020, restricted stock and RSUs were issued net of 103,573 and 12,940 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $6,352 and $135, respectively.
As of September 30, 2021, there was $41,995 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.1 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock. As of September 30, 2021, there was $976 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.3 years.

Stock Grants
For the nine months ended September 30, 2021 and 2020, the Company granted 7,824 and 17,411 fully vested shares of Class B Common Stock, respectively, with a fair value of $450 and $219, respectively.
ESPP
In accordance with the guidance in ASC 718-50, Compensation—Stock Compensation, the ability to purchase shares of the Company’s Class B Common Stock for 85% of the lower of the price of the first day of the offering period or the last day of the offering period (i.e., the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance.
The fair value of each purchase right under the ESPP was calculated as a sum of its components, which includes the discount, a six‑month call option, and a six‑month put option. The call and put options were valued using the Black‑Scholes option pricing model. Stock‑based compensation expense is recognized ratably over the six‑month offering period.
Equity Awards Subsequent to September 30, 2021
In October 2021, the Company granted 199,569 time‑based RSUs with vesting terms of 25% in the fourth quarter of 2021 and the remaining 75% ratably on each of the first three anniversaries of the grant date. The unrecognized compensation expense related to these RSUs is approximately $11,553, which is expected to be recognized over a weighted average period of approximately two years.
Note 16: Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topics 270, Interim Reporting, and 740, Income Taxes. At the end of each interim period, the Company makes an estimate of the annual U.S. domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year to date taxable income or loss. The computation of the estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the fiscal year, projections of the proportion of income (or loss) earned and taxed in the U.S. and foreign tax jurisdictions, along with permanent differences, and the likelihood of deferred tax asset utilization. The Company’s estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. Should facts and circumstances change during a period causing a material change to the estimated effective income tax rate, a cumulative adjustment will be recorded.
The income tax provisions for the three months ended September 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended September 30, 2021 and 2020, the Company recognized an aggregate consolidated income tax expense of $4,223 and $10,705, respectively, for U.S. domestic and foreign income taxes. For the three months ended September 30, 2021 and 2020, the Company recorded a discrete tax benefit of $6,724 and $3,826, respectively, associated with stock‑based compensation. The effective income tax rate was (9.3)% on Loss before income taxes of $45,241 for the three months ended September 30, 2021, as compared to the effective income tax rate of 62.5% on Income before income taxes of $17,130 for the three months ended September 30, 2020. For the three months ended September 30, 2021, the Company recognized a compensation charge of $90,721 to Deferred compensation plan expenses to record its reallocated deferred compensation plan liabilities at fair value (see Note 12). The effective income tax rate of (9.3)% for the three months ended September 30, 2021 was primarily due to the loss before income taxes resulting from this compensation charge, combined with a significant reduction in associated tax benefits due to officer compensation limitation provisions relating to this charge. The effective income tax rate of 62.5% for the three months ended September 30, 2020 was primarily due to officer compensation limitation provisions resulting from the Company’s IPO, which went effective during the three months ended September 30, 2020, and the non‑deductibility of expenses associated with the Company’s IPO, partially offset by discrete windfall tax benefits from stock‑based compensation.

The income tax provisions for the nine months ended September 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the nine months ended September 30, 2021 and 2020, the Company recognized an aggregate consolidated income tax (benefit) expense of $(6,165) and $22,145, respectively, for U.S. domestic and foreign income taxes. For the nine months ended September 30, 2021 and 2020, the Company recorded a discrete tax benefit of $55,102 and $10,511, respectively, associated with stock‑based compensation. The effective income tax rate of (12.7)% on Income before income taxes of $48,562 for the nine months ended September 30, 2021 was lower than the effective income tax rate of 22.6% on Income before income taxes of $98,181 for the nine months ended September 30, 2020 primarily due to discrete windfall tax benefits from stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.
Note 17: Fair Value of Financial Instruments
Derivatives Not Designated As Hedging Instrument
On March 31, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with the Company’s Credit Facility. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the swap as either an asset or a liability in the consolidated balance sheets and carries the derivative at fair value.
The following is a summary of the interest rate swap activity and the location the activity is recognized in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Recognized in Consolidated
	2021	2020	2021	2020	Statements of Operations
Interest rate swap:
Gain (loss) from change in fair value	$1,463	$809	$9,198	$(3,365)	Other (expense) income, net
Payments	325	288	942	398	Interest expense, net
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
The carrying values of the Company’s financial instruments excluding long‑term debt approximate their fair value due to the short‑term nature of those instruments. Additionally, as of December 31, 2020, the fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. The estimated fair value of the 2026 Notes and 2027 Notes was $794,356 and $585,258, respectively, as of September 30, 2021 based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.

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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.
The following tables provide the financial assets and financial liabilities carried at fair value measured on a recurring basis:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21	$—	$—	$21
Interest rate swap (2)	—	9,545	—	9,545
Total assets	$21	$9,545	$—	$9,566
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$9,033	$9,033
Deferred compensation plan liabilities (4)	96,480	—	—	96,480
Cash-settled equity awards (5)	247	—	—	247
Total liabilities	$96,727	$—	$9,033	$105,760

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$34,696	$—	$—	$34,696
Interest rate swap (2)	—	347	—	347
Total assets	$34,696	$347	$—	$35,043
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$4,299	$4,299
Deferred compensation plan liabilities (4)	2,591	—	—	2,591
Cash-settled equity awards (5)	195	—	—	195
Total liabilities	$2,786	$—	$4,299	$7,085

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $6,900 and $2,884 as of September 30, 2021 and December 31, 2020, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.

(4)Included in Deferred compensation plan liabilities, except for current liabilities of $7,306 and $169 as of September 30, 2021 and December 31, 2020, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.
The following table is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy.

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Balance, beginning of year	$4,299	$6,599
Payments	(741)	(3,425)
Addition	5,581	2,380
Change in fair value	—	(1,340)
Foreign currency translation adjustments	(106)	85
Balance, end of period	$9,033	$4,299
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of September 30, 2021, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $59,700 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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

	September 30, 2021	December 31, 2020
Long-lived assets:
Americas (1)	$100,114	$50,306
EMEA	48,285	56,322
APAC	182,813	13,541
Total long-lived assets	$331,212	$120,169

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense	$(3,861)	$(1,975)	$(8,844)	$(4,821)
Interest income	25	41	236	371
Interest expense, net	$(3,836)	$(1,934)	$(8,608)	$(4,450)
Note 21: Other (Expense) Income, Net
Other (expense) income, net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Foreign exchange (loss) gain (1)	$(2,446)	$12,830	$(248)	$8,567
Other income (expense), net (2)	1,489	911	9,996	(1,811)
Total other (expense) income, net	$(957)	$13,741	$9,748	$6,756

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange (losses) gains of $(2,741) and $12,284 for the three months ended September 30, 2021 and 2020, respectively, $(1,298) and $10,519 for the nine months ended September 30, 2021 and 2020, respectively.
(2)For the three months ended September 30, 2021 and 2020, other income (expense), net includes a gain from the change in fair value of the Company’s interest rate swap of $1,463 and $809, respectively (see Note 17). For the nine months ended September 30, 2021, other income (expense), net includes a gain from the change in fair value of the Company’s interest rate swap of $9,198 (see Note 17). For the nine months ended September 30, 2020, other income (expense), net includes a loss from the change in fair value of the Company’s interest rate swap of $3,365 (see Note 17), partially offset by a gain from the change in fair value of acquisition contingent consideration of $1,340.

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
Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2020	$6,240
Payments	(5,813)
Adjustments (1)	(284)
Balance, September 30, 2021	$143

(1)Adjustments includes foreign currency translation.
Note 23: Net (Loss) Income Per Share
Net (loss) income per share of Class A and Class B Common Stock amounts are computed using the two‑class method required for participating securities and using the if‑converted method for the convertible senior notes in accordance with ASU 2020‑06.
The Company issues certain restricted stock awards determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of September 30, 2021 and 2020, there were 99,683 and 148,087 participating securities outstanding, respectively.
Undistributed net (loss) income allocated to participating securities are subtracted from net (loss) income in determining basic net (loss) income attributable to common stockholders. Basic net (loss) income per share is computed by dividing basic net (loss) income attributable to common stockholders by the weighted average number of shares, inclusive of undistributed shares held in the DCP as phantom shares of the Company’s Class B Common Stock.
For the Company’s diluted net (loss) income per share numerator, interest expense, net of tax, attributable to the conversion of the convertible senior notes is added back to basic net (loss) income attributable to common stockholders. For the Company’s diluted net (loss) income per share denominator, the basic weighted average number of shares is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP, and by the dilutive effect of the assumed conversion of the convertible senior notes. Diluted net (loss) income per share attributable to common stockholders is computed by dividing diluted net (loss) income attributable to common stockholders by the weighted average number of fully diluted common shares.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, net (loss) income per share would not differ under the two‑class method.

The details of basic and diluted net (loss) income per share are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021		2020	2021	2020
Numerator:
Net (loss) income	$(50,128)		$5,844	$51,788	$74,589
Less: Net (loss) income attributable to participating securities	(3)		(4)	(6)	(4)
Net (loss) income attributable to Class A and Class B common stockholders, basic	(50,131)		5,840	51,782	74,585
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	—	(1)	—	—	—
Net (loss) income attributable to Class A and Class B common stockholders, diluted	$(50,131)		$5,840	$51,782	$74,585

Denominator:
Weighted average shares, basic	308,195,379		289,318,391	305,119,985	287,063,892
Dilutive effect of stock options, restricted stock, and RSUs	—		10,316,570	9,430,643	10,187,457
Dilutive effect of ESPP	—		—	107,508	—
Dilutive effect of assumed conversion of convertible senior notes	—		—	—	—
Weighted average shares, diluted	308,195,379		299,634,961	314,658,136	297,251,349

Net (loss) income per share, basic	$(0.16)		$0.02	$0.17	$0.26
Net (loss) income per share, diluted	$(0.16)		$0.02	$0.16	$0.25

(1)The effect of interest expense, net of tax, attributable to assumed conversion of convertible senior notes for the three months ended September 30, 2021 has been excluded from the calculation of diluted net loss per share due to the net loss for the period.

The following potential common shares were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021		2020	2021	2020
Stock options, restricted stock, and RSUs	8,174,124		—	90,400	1,150,860
ESPP	97,804		—	—	—
Convertible senior notes	17,667,623		—	12,076,899	—
Total anti-dilutive securities	25,939,551	(1)	—	12,167,299	1,150,860

(1)The effect of dilutive securities for the three months ended September 30, 2021 have been excluded from the calculation of diluted net loss per share as those potential common shares would have been anti‑dilutive due to the net loss for the period, except for 90,400 RSUs that were anti‑dilutive under the two‑class method calculation of diluted net (loss) income per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our 2020 Annual Report on Form 10‑K on file with the United States Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10‑Q.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation.
Overview:
We are a leading global provider of software for infrastructure engineering, enabling the work of civil, structural, geotechnical, and plant engineering practitioners, their project delivery enterprises, and owner‑operators of infrastructure assets. We were founded in 1984 by the Bentley brothers and on September 25, 2020, we completed our initial public offering (“IPO”).
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
Our sources of revenue growth, in order of magnitude, come from the recurrence of existing subscriptions revenues, additional revenue and growth from existing accounts using the same products, additional revenue and growth from existing accounts using new products, and growth from new accounts. For the year ended December 31, 2020, subscriptions represented 85% of our revenues, and together with certain professional services revenues that are recurring in nature and represented 2% of our revenues, bring the proportion of our recurring revenues to 87% of total revenues. The remaining 13% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring professional services. We have a highly‑diversified account base, with our largest account representing no more than 2.5% of total revenues in 2020. Our 2020 revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with 80% of our 2020 revenues from organizations that have been our accounts for over ten years. Between 2000 and 2020, our revenues had an approximately 8% compound annual growth rate.
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

	Twelve Months Ended
	September 30,
	2021	2020
Last twelve-months recurring revenues	$786,074	$682,712
Constant Currency:
Annualized recurring revenues (“ARR”) growth rate	26%	9%
Account retention rate	98%	98%	(1)
Recurring revenues dollar-based net retention rate	106%	110%	(1)

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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended September 30, 2021 compared to the last twelve‑months of the preceding twelve‑month period increased by $103,362. This increase was primarily due to growth in ARR, which is primarily the result of growth in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended September 30, 2021, 86% of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenue as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 37% and 31% as of September 30, 2021 and 2020, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has introduced daily consumption‑measured ARR, representing 28% of total ARR as of September 30, 2021. ARR is inclusive of the ARR of acquired companies as of the date they are acquired. We believe that ARR and ARR growth are important metrics indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth. Our ARR as of September 30, 2021 was $903,845, calculated using the spot foreign exchange rates as of September 30, 2021.
Our ARR growth rate was favorably impacted from the Seequent acquisition by 13% for the twelve months ended September 30, 2021.
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

Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 86% of our total revenues for the twelve months ended September 30, 2021, this metric helps explain our revenue performance as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.
Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$84,468	$73,655	$236,778	$188,996
Adjusted Net Income	56,289	51,424	194,971	140,502
Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses, expenses associated with IPO, other non‑operating (income) expense, net, and (income) loss from investment accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net (loss) income adjusted for the following: amortization of purchased intangibles and developed technologies, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses, expenses associated with IPO, other non‑operating (income) expense, net, the tax effect of the above adjustments to net (loss) income, and (income) loss from investment accounted for using the equity method, net of tax. The tax effect of adjustments to net (loss) income is based on the estimated marginal effective tax rates in the jurisdictions impacted by such adjustments.
Adjusted EBITDA and Adjusted Net Income are not presentations made in accordance with U.S. GAAP, and our use of the terms Adjusted EBITDA and Adjusted Net Income may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. We believe the presentation of Adjusted EBITDA and Adjusted Net Income provides useful information to management and investors regarding financial and business trends related to our results of operations and that when non‑GAAP financial information is viewed with U.S. GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance. We also use Adjusted EBITDA and Adjusted Net Income to compare our results to those of our competitors and to consistently measure our performance from period to period. During the third quarter of 2021, we modified our definitions of Adjusted EBITDA and Adjusted Net Income to adjust for expense (income) relating to deferred compensation plan liabilities and amounts for all periods herein reflect application of the modified definition.

Adjusted EBITDA and Adjusted Net Income should not be considered as alternatives to net (loss) income, operating income, or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance. Adjusted EBITDA and Adjusted Net Income have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.
Reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(50,128)	$5,844	$51,788	$74,589
Interest expense, net	3,836	1,934	8,608	4,450
Provision (benefit) for income taxes	4,223	10,705	(6,165)	22,145
Depreciation and amortization (1)	16,666	9,172	35,946	25,836
Stock-based compensation (3)	11,588	19,548	32,186	22,760
Deferred compensation plan (4)	88,965	50	89,327	(115)
Acquisition expenses (5)	7,697	3,489	31,897	8,498
Realignment expenses (6)	—	9,943	—	10,012
Expenses associated with IPO (7)	—	26,130	—	26,130
Other expense (income), net (8)	957	(13,741)	(9,748)	(6,756)
Loss from investment accounted for using the equity method, net of tax	664	581	2,939	1,447
Adjusted EBITDA	$84,468	$73,655	$236,778	$188,996
Reconciliation of net (loss) income to Adjusted Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(50,128)	$5,844	$51,788	$74,589
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (2)	11,539	5,236	22,003	14,694
Stock-based compensation (3)	11,588	19,548	32,186	22,760
Deferred compensation plan (4)	88,965	50	89,327	(115)
Acquisition expenses (5)	7,697	3,489	31,897	8,498
Realignment expenses (6)	—	9,943	—	10,012
Expenses associated with IPO (7)	—	26,130	—	26,130
Other expense (income), net (8)	957	(13,741)	(9,748)	(6,756)
Total non-GAAP adjustments, prior to income taxes	120,746	50,655	165,665	75,223
Income tax effect of non-GAAP adjustments	(14,993)	(5,656)	(25,421)	(10,757)
Loss from investment accounted for using the equity method, net of tax	664	581	2,939	1,447
Adjusted Net Income	$56,289	$51,424	$194,971	$140,502

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:

(1)Depreciation and amortization. Depreciation and amortization includes amortization of $1,958 and $1,167 for the three months ended September 30, 2021 and 2020, respectively, $5,430 and $3,189 for the nine months ended September 30, 2021 and 2020, respectively, related to certain projects under our Accelerated Commercial Development Program (“ACDP”).
(2)Amortization of purchased intangibles and developed technologies. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Amortization of acquisition related developed technologies under our ACDP was $92 and $102 for the three months ended September 30, 2021 and 2020, respectively, $283 and $284 for the nine months ended September 30, 2021 and 2020, respectively. Management finds it useful to exclude these non‑cash charges from our operating expenses to assist in budgeting, planning, and forecasting future periods. The use of intangible assets and developed technologies contributed to our revenues earned during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets and developed technologies will recur in future periods.
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
(4)Deferred compensation plan. In August 2021, our Board of Directors approved an amendment to the Company’s unfunded Nonqualified Deferred Compensation Plan, as amended and restated, effective as of September 22, 2020 (the “DCP”), which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, the Company recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations. We exclude these charges because they are not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

(5)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies, as well as adjustments related to deferred revenue from acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. Acquired deferred revenue is recorded on the opening balance sheet at an amount that typically is lower than historical carrying value. The adjustment to acquired deferred revenue has no impact on our business or cash flow, but it does reduce reported U.S. GAAP revenue in the periods following an acquisition. For the three and nine months ended September 30, 2021, $389 and $16,285, respectively, of our acquisition expenses related to the acquisition of Seequent Holdings Limited (“Seequent”).
(6)Realignment expenses. These expenses are associated with realigning our business strategies to better serve our accounts and to better align resources with the evolving needs of the business. In connection with these actions, we recognize costs related to termination benefits for colleagues whose positions were eliminated. We exclude these charges because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment.
(7)Expenses associated with IPO. These expenses include certain non-recurring costs relating to our IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses. We exclude these charges because they are not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of these items on our total operating expenses.
(8)Other expense (income), net. Primarily consists of foreign exchange losses (gains) of $2,446 and $(12,830) for the three months ended September 30, 2021 and 2020, respectively, and $248 and $(8,567) for the nine months ended September 30, 2021 and 2020, respectively. The foreign exchange losses (gains) derive primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. The gains and losses from such translations are included in Other expense (income), net in the consolidated statements of operations. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange losses (gains) of $2,741 and $(12,284) for the three months ended September 30, 2021 and 2020, respectively, and $1,298 and $(10,519) for the nine months ended September 30, 2021 and 2020, respectively. These U.S. Dollar denominated balances are being translated into their functional currencies at the rates in effect at the balance sheet date and are fully eliminated in consolidation. For the three months ended September 30, 2021 and 2020, other expense (income), net also includes a gain from the change in fair value of our interest rate swap of $1,463 and $809, respectively. For the nine months ended September 30, 2021, other expense (income), net includes a gain from the change in fair value of our interest rate swap of $(9,198). For the nine months ended September 30, 2020, other expense (income), net includes a loss from the change in fair value of our interest rate swap of $3,365, partially offset by a gain from the change in fair value of acquisition contingent consideration of $1,340. We exclude these charges because they are not reflective of ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Key Factors Impacting Comparability and Performance:
Highlights for the nine months ended September 30, 2021. In addition to our performance previously discussed in “—Key Business Metrics” and “—Non-GAAP Financial Measures,” and as discussed further below in “—Results of Operations” and “—Liquidity and Capital Resources,” our consolidated financial statements for the nine months ended September 30, 2021 were impacted by the following:
•On June 17, 2021, we completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for approximately $910,997 in cash, net of cash acquired, plus 3,141,342 shares of our Class B Common Stock. For the nine months ended September 30, 2021, we incurred $16,285 of expenses related to the acquisition of Seequent;
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

•In August 2021, our Board of Directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, the Company recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value. Subsequent to the one‑time reallocation, these diversified deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations;
•Effective as of the beginning of the fourth quarter of 2020, participants in the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated, effective as of September 22, 2020 (the “Bonus Plan”) may elect to receive any portion, or all, of such participants’ non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock instead of cash payments and subject to a combined quarterly limit of $7,500. For the nine months ended September 30, 2021, we recorded $17,181 of stock‑based compensation expense related to this plan;
•Effective September 22, 2020, our Board and stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP has been implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. For the nine months ended September 30, 2021, we recorded $1,416 of stock‑based compensation expense related to this plan.
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

Acquisitions. Historically, we have enhanced our business with acquisitions of businesses, software solutions, and technologies. Going forward, we plan to selectively acquire adjacent software solutions that can be sold broadly across our account base, as well as to acquire new technologies that we can leverage across our existing software solution portfolio. We completed 12 and four acquisitions for the nine months ended September 30, 2021 and 2020, respectively.
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
Our business model is such that we have experienced minimal disruption to our ability to deliver our solutions to accounts. The COVID‑19 pandemic has had a modest impact on the usage of our solutions by our users. Throughout 2020 and the nine months ended September 30, 2021, usage rates fluctuated modestly when compared to the corresponding periods in the prior year. Usage declines have had a minimal impact on our recurring revenues, which are comprised primarily of longer term contracts where short‑term usage rate declines do not adversely impact revenues. However, to the extent declines in usage have also occurred within our recurring revenue contracts with shorter term resets, as is the case with our E365 contracts, the usage declines have modestly impacted revenues. Our revenues from professional services have also been impacted as certain accounts have delayed new projects. Overall, while our rate of growth has been impacted, our revenues have continued to grow given the mission critical nature of our solutions.
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

Headcount-related costs
For the year ended December 31, 2020, 80% of our aggregate cost of revenues, research and development, selling and marketing, and general and administrative costs were represented by what we refer to herein as “headcount-related” costs. These costs include the salary costs of our colleagues (our employees) and the corresponding incentives, benefits, employment taxes, travel‑related costs, and realignment costs. Our headcount‑related costs are variable in nature. We actively manage these costs to align to our trending run rate of revenue performance, with the objective of enhancing visibility and predictability of resulting operating profit margins.
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
Operating expense (income)
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
We capitalize certain development costs related to certain projects under our ACDP (our structured approach to an in‑house business incubator function) once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented; we have established that the necessary skills, hardware, and software technology are available to produce the product; and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). Total costs capitalized under the ACDP were $1,617 and $1,922 for the three months ended September 30, 2021 and 2020, respectively, and $4,266 and $6,182 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, total ACDP related amortization recorded in Costs of subscriptions and licenses was $1,958 and $1,167 for the three months ended September 30, 2021 and 2020, respectively, and $5,430 and $3,189 for the nine months ended September 30, 2021 and 2020, respectively.

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
Deferred compensation plan. In August 2021, our Board of Directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, the Company recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
Amortization of purchased intangibles. Amortization of purchased intangibles includes the amortization of acquired non‑product related intangible assets, primarily customer relationships, trademarks, and non‑compete agreements recorded in connection with completed acquisitions.
Expenses associated with IPO. Expenses associated with IPO include certain non-recurring costs relating to our IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses. We completed our IPO on September 25, 2020. These fees were expensed in the period incurred.

Interest expense, net. Interest expense, net primarily represents interest associated with the Credit Facility, amortization of deferred debt issuance costs, and interest income from our investments in money market funds.
Other income (expense), net. Other income (expense), net primarily consists of foreign currency translation results derived primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries with non‑U.S. Dollar functional currencies. Other income (expense), net also includes the fair value valuation result of our interest rate swap and changes in fair value of acquisition contingent consideration.
(Provision) benefit for income taxes. (Provision) benefit for income taxes includes the aggregate consolidated income tax expense for U.S. domestic and foreign income taxes.
Loss from investment accounted for using the equity method, net of tax. Loss from investment accounted for using the equity method includes our proportional share of loss in a joint venture.

Results of Operations:
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Subscriptions	$212,227	$173,174	$585,804	$501,011
Perpetual licenses	11,866	12,827	33,373	36,020
Subscriptions and licenses	224,093	186,001	619,177	537,031
Services	24,387	16,996	74,239	44,946
Total revenues	248,480	202,997	693,416	581,977
Cost of revenues:
Cost of subscriptions and licenses	31,056	23,338	89,882	66,466
Cost of services	23,176	19,290	67,090	50,126
Total cost of revenues	54,232	42,628	156,972	116,592
Gross profit	194,248	160,369	536,444	465,385
Operating expense (income):
Research and development	57,334	50,217	157,913	139,570
Selling and marketing	44,392	41,824	114,846	107,551
General and administrative	35,329	32,956	110,233	85,390
Deferred compensation plan	88,965	50	89,327	(115)
Amortization of purchased intangibles	8,676	3,869	16,703	10,984
Expenses associated with initial public offering	—	26,130	—	26,130
Total operating expenses	234,696	155,046	489,022	369,510
(Loss) income from operations	(40,448)	5,323	47,422	95,875
Interest expense, net	(3,836)	(1,934)	(8,608)	(4,450)
Other (expense) income, net	(957)	13,741	9,748	6,756
(Loss) income before income taxes	(45,241)	17,130	48,562	98,181
(Provision) benefit for income taxes	(4,223)	(10,705)	6,165	(22,145)
Loss from investment accounted for using the equity method, net of tax	(664)	(581)	(2,939)	(1,447)
Net (loss) income	(50,128)	5,844	51,788	74,589
Less: Net (loss) income attributable to participating securities	(3)	(4)	(6)	(4)
Net (loss) income attributable to Class A and Class B common stockholders	$(50,131)	$5,840	$51,782	$74,585
Per share information:
Net (loss) income per share, basic	$(0.16)	$0.02	$0.17	$0.26
Net (loss) income per share, diluted	$(0.16)	$0.02	$0.16	$0.25
Weighted average shares, basic	308,195,379	289,318,391	305,119,985	287,063,892
Weighted average shares, diluted	308,195,379	299,634,961	314,658,136	297,251,349

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
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Revenues:
Subscriptions	$212,227	$173,174	$39,053	22.6%	20.8%
Perpetual licenses	11,866	12,827	(961)	(7.5)%	(9.1)%
Subscriptions and licenses	224,093	186,001	38,092	20.5%	18.8%
Services	24,387	16,996	7,391	43.5%	40.5%
Total revenues	$248,480	$202,997	$45,483	22.4%	20.6%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Revenues:
Subscriptions	$585,804	$501,011	$84,793	16.9%	13.5%
Perpetual licenses	33,373	36,020	(2,647)	(7.3)%	(11.0)%
Subscriptions and licenses	619,177	537,031	82,146	15.3%	11.9%
Services	74,239	44,946	29,293	65.2%	59.3%
Total revenues	$693,416	$581,977	$111,439	19.1%	15.6%
Total revenues increased by $45,483, or 22.4%, to $248,480 for the three months ended September 30, 2021 and by $111,439, or 19.1%, to $693,416 for the nine months ended September 30, 2021. This increase was primarily driven by improvements in our business performance and the impact from acquisitions in subscriptions revenues, the impact from acquisitions in services revenues, and the overall positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. We define business performance as our organic growth results inclusive of the impact from certain programmatic acquisitions, which generally are immaterial, individually and in the aggregate. On a constant currency basis, our revenues increased by 20.6% and 15.6% for the three and nine months ended September 30, 2021, respectively, as compared to the prior periods.
•Subscriptions. For the three months ended September 30, 2021, subscriptions revenues increased by $39,053, or 22.6%, as compared to the three months ended September 30, 2020. This increase was driven primarily by $19,149 related to our acquisition of Seequent, improvements in our business performance, and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our subscriptions revenues increased by 20.8% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, subscriptions revenues increased by $84,793, or 16.9%, as compared to the nine months ended September 30, 2020. This increase was driven primarily by improvements in our business performance, $23,001 related to our acquisition of Seequent, and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our subscriptions revenues increased by 13.5% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Our growth in subscriptions was primarily due to expansion within our existing accounts, growth of 3% attributable to new accounts, most notability small and medium sized accounts, and the acquisition of Seequent. The improvements in business performance for the three and nine months ended September 30, 2021 was led by our ProjectWise, Asset and Network Performance, civil design, and geotechnical products. For the three and nine months ended September 30, 2021, the impact of the Seequent acquisition includes organic growth within their existing accounts compared to the prior periods.
•Perpetual licenses. For the three months ended September 30, 2021, perpetual licenses revenues decreased by $961, or 7.5%, as compared to the three months ended September 30, 2020. This decrease was driven by a reduction in our business performance, partially offset by the impact of acquisitions and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our perpetual licenses revenues decreased by 9.1% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021, perpetual licenses revenues decreased by $2,647, or 7.3%, as compared to the nine months ended September 30, 2020. This decrease was driven by a reduction in our business performance, partially offset by the impact of acquisitions and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our perpetual licenses revenues decreased by 11.0% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
We believe some of the decrease in perpetual licenses business performance for the three and nine months ended September 30, 2021 is because accounts delayed purchase decisions due to COVID‑19 or shifted spend to subscription solutions.
•Services. For the three months ended September 30, 2021, services revenues increased by $7,391, or 43.5%, as compared to the three months ended September 30, 2020. This increase was driven primarily by the impact of acquisitions of $6,496, as well as the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our services revenues increased by 40.5% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021, services revenues increased by $29,293, or 65.2%, as compared to the nine months ended September 30, 2020. This increase was driven primarily by the impact of acquisitions of $25,626, as well as the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our services revenues increased by 59.3% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
For the three and nine months ended September 30, 2021, the acquisition impact is attributable to several digital integrator businesses acquired throughout 2020 and 2021. Business performance continued to be impacted by COVID‑19 related delays in new projects and the redeployment of some services colleagues to support Success Plan services of our E365 subscription offering.

Revenues by Geographic Area
Revenues are allocated to individual countries based upon the location of users. Revenues by geographic area are as follows:

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Revenues by geographic area:
Americas	$126,583	$102,104	$24,479	24.0%	22.8%
Europe, the Middle East, and Africa (“EMEA”)	75,982	63,335	12,647	20.0%	17.1%
Asia-Pacific (“APAC”)	45,915	37,558	8,357	22.3%	20.4%
Total revenues by geographic area	$248,480	$202,997	$45,483	22.4%	20.6%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Revenues by geographic area:
Americas	$347,753	$287,942	$59,811	20.8%	19.8%
EMEA	218,845	184,913	33,932	18.4%	11.6%
APAC	126,818	109,122	17,696	16.2%	10.9%
Total revenues by geographic area	$693,416	$581,977	$111,439	19.1%	15.6%
•Americas. For the three months ended September 30, 2021, revenues from the Americas increased by $24,479, or 24.0%, as compared to the three months ended September 30, 2020. This increase was driven primarily by improvements in our business performance in subscriptions revenues and the impact from acquisitions in subscriptions and services revenues. On a constant currency basis, our revenues from the Americas increased by 22.8% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021, revenues from the Americas increased by $59,811, or 20.8%, as compared to the nine months ended September 30, 2020. This increase was driven primarily by improvements in our business performance in subscriptions revenues and the impact from acquisitions in subscriptions and services revenues. On a constant currency basis, our revenues from the Americas increased by 19.8% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
The constant currency growth in the Americas primarily reflects growth in recurring subscriptions revenues from our existing accounts in the United States, the impact of the Seequent acquisition, and growth in services revenues in the United States and Canada from the acquisition of digital integrator businesses.
•EMEA. For the three months ended September 30, 2021, revenues from EMEA increased by $12,647, or 20.0%, as compared to the three months ended September 30, 2020. On a constant currency basis, our revenues from EMEA increased by 17.1% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The positive foreign currency effects were due to a weaker U.S. Dollar relative to our other functional currencies.

For the nine months ended September 30, 2021, revenues from EMEA increased by $33,932, or 18.4%, as compared to the nine months ended September 30, 2020. On a constant currency basis, our revenues from EMEA increased by 11.6% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The positive foreign currency effects were due to a weaker U.S. Dollar relative to our other functional currencies.
The constant currency growth primarily reflects growth in services revenues from the 2020 acquisitions of two digital integrator businesses in Europe. Constant currency growth also includes modest business growth in subscriptions revenues in Europe.
•APAC. For the three months ended September 30, 2021, revenues from APAC increased by $8,357, or 22.3%, as compared to the three months ended September 30, 2020. This increase was driven by improvements in our business performance in subscriptions revenues, the impact of the Seequent acquisition, and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues from APAC increased by 20.4% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021, revenues from APAC increased by $17,696, or 16.2%, as compared to the nine months ended September 30, 2020. This increase was driven by improvements in our business performance in subscriptions revenues, the impact of the Seequent acquisition, and the positive foreign currency effects due to a weaker U.S. Dollar relative to our other functional currencies. On a constant currency basis, our revenues from APAC increased by 10.9% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
The constant currency growth was primarily due to expansion of our recurring subscriptions revenues in India for the three months ended September 30, 2021 and in China for the nine months ended September 30, 2021.
Cost of Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Cost of subscriptions and licenses	$31,056	$23,338	$7,718	33.1%	31.2%
Cost of services	23,176	19,290	3,886	20.1%	16.5%
Total cost of revenues	$54,232	$42,628	$11,604	27.2%	24.5%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Cost of subscriptions and licenses	$89,882	$66,466	$23,416	35.2%	31.4%
Cost of services	67,090	50,126	16,964	33.8%	27.2%
Total cost of revenues	$156,972	$116,592	$40,380	34.6%	29.6%
For the three months ended September 30, 2021, cost of revenues increased by $11,604, or 27.2%, to $54,232. This increase was driven by an increase in both cost of subscriptions and licenses and cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 24.5% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, cost of revenues increased by $40,380, or 34.6%, to $156,972. This increase was driven by an increase in both cost of subscriptions and licenses and cost of services relative to the prior period. On a constant currency basis, total cost of revenues increased by 29.6% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
For the three months ended September 30, 2021, cost of subscriptions and licenses increased 33.1%, or 31.2% in constant currency, as compared to the three months ended September 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $4,400, primarily driven by the redeployment of certain colleagues to our User Success team in support of success services available to accounts under programs such as our E365 subscription offering, and an increase in amortization expense for software and technology of approximately $2,200.
For the nine months ended September 30, 2021, cost of subscriptions and licenses increased 35.2%, or 31.4% in constant currency, as compared to the nine months ended September 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $13,500, primarily driven by the redeployment of certain colleagues to our User Success team in support of success services available to accounts under programs such as our E365 subscription offering, and an increase in amortization expense for software and technology of approximately $3,400.
For the three months ended September 30, 2021, cost of services increased by 20.1%, or 16.5% in constant currency, as compared to the three months ended September 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $2,800. The approximate $2,800 increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $6,700, primarily driven by our digital integrator acquisitions, partially offset by a decrease in stock‑based compensation expense of approximately $2,400 and the realignment costs from the 2020 program of approximately $1,500.
For the nine months ended September 30, 2021, cost of services increased by 33.8%, or 27.2% in constant currency, as compared to the nine months ended September 30, 2020. On a constant currency basis, this increase was substantially due to an increase in headcount‑related costs of approximately $12,100. The approximate $12,100 increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $15,700, primarily driven by our digital integrator acquisitions, partially offset by a decrease in stock‑based compensation expense of approximately $2,100 and the realignment costs from the 2020 program of approximately $1,500.
Operating Expense (Income)

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Research and development	$57,334	$50,217	$7,117	14.2%	11.3%
Selling and marketing	44,392	41,824	2,568	6.1%	5.3%
General and administrative	35,329	32,956	2,373	7.2%	5.2%
Deferred compensation plan	88,965	50	88,915	*	*
Amortization of purchased intangibles	8,676	3,869	4,807	124.2%	116.2%
Expenses associated with initial public offering	—	26,130	(26,130)	*	*
Total operating expenses	$234,696	$155,046	$79,650	51.4%	49.6%

*Not meaningful

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2021	2020	Amount	%	%
Research and development	$157,913	$139,570	$18,343	13.1%	9.6%
Selling and marketing	114,846	107,551	7,295	6.8%	2.9%
General and administrative	110,233	85,390	24,843	29.1%	27.0%
Deferred compensation plan	89,327	(115)	89,442	*	*
Amortization of purchased intangibles	16,703	10,984	5,719	52.1%	44.4%
Expenses associated with initial public offering	—	26,130	(26,130)	*	*
Total operating expenses	$489,022	$369,510	$119,512	32.3%	29.2%

*Not meaningful
Research and development. For the three months ended September 30, 2021, research and development expenses increased 14.2%, or 11.3% in constant currency, as compared to the three months ended September 30, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount-related costs of approximately $5,000. The approximate $5,000 increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $13,100, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19. Offsetting this increase is several components, the first component being a decrease of approximately $5,500 in Bonus Plan related cash compensation due to the change in our Bonus Plan (see Note 11 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q), which allows participants within certain limitations to elect share delivery instead of cash compensation for their non-deferred incentive bonuses. In the comparative period, non-deferred incentive bonuses earned under the Bonus Plan were paid in cash. The other components of the offsetting decrease in headcount-related costs are a decrease in stock‑based compensation expense of approximately $1,800 and the realignment costs from the 2020 program of approximately $800.
For the nine months ended September 30, 2021, research and development expenses increased 13.1%, or 9.6% in constant currency, as compared to the nine months ended September 30, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount-related costs of approximately $13,100. The approximate $13,100 increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $22,900, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $5,800. Partially offsetting these increases in headcount-related costs is a decrease of approximately $14,700 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above and the realignment costs from the 2020 program of approximately $900.
Selling and marketing. For the three months ended September 30, 2021, selling and marketing expenses increased 6.1%, or 5.3% in constant currency, as compared to the three months ended September 30, 2020. On a constant currency basis, this increase was primarily due to an increase in promotional costs of approximately $1,000 and an increase in headcount-related costs of approximately $900. The approximate $900 increase headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $9,700, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, substantially offset by the realignment costs from the 2020 program of approximately $5,200 and a decrease in stock‑based compensation expense of approximately $3,600.

For the nine months ended September 30, 2021, selling and marketing expenses increased 6.8%, or 2.9% in constant currency, as compared to the nine months ended September 30, 2020. On a constant currency basis, this increase was primarily due to an increase in headcount-related costs of approximately $1,900 and an increase in promotional costs of approximately $1,100. The approximate $1,900 increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $9,300, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, partially offset by the realignment costs from the 2020 program of approximately $5,200 and a decrease in stock‑based compensation expense of approximately $2,200.
General and administrative. For the three months ended September 30, 2021, general and administrative expenses increased 7.2%, or 5.2% in constant currency, as compared to the three months ended September 30, 2020. On a constant currency basis, this increase was primarily due to an increase in costs of computer equipment and facilities of approximately $2,000, primarily attributable to our recent acquisitions, partially offset by a decrease in headcount-related costs of approximately $700. The approximate $700 decrease in headcount-related costs was primarily comprised of a decrease of approximately $3,800 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above and the realignment costs from the 2020 program of approximately $2,300. Partially offsetting these decreases in headcount-related costs is an increase in salaries and variable compensation costs of approximately $4,100, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $1,300.
For the nine months ended September 30, 2021, general and administrative expenses increased 29.1%, or 27.0% in constant currency, as compared to the nine months ended September 30, 2020. On a constant currency basis, this increase was primarily due to an increase in acquisition and integration costs and other corporate initiatives of approximately $15,400, primarily due to expenses related to the acquisition of Seequent, and an increase in headcount-related costs of approximately $5,200. The approximate $5,200 increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $7,300, primarily due to annual salary adjustments in 2021 combined with lower variable compensation costs in the prior period due to COVID‑19, and an increase in stock‑based compensation expense of approximately $9,500. Partially offsetting these increases in headcount-related costs is a decrease of approximately $9,300 in Bonus Plan related cash compensation due to the change in our Bonus Plan as described above and the realignment costs from the 2020 program of approximately $2,300.
Deferred compensation plan. For the three months ended September 30, 2021, deferred compensation plan expenses increased by $88,915 as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, deferred compensation plan expenses increased by $89,442 as compared to the nine months ended September 30, 2020. These increases were primarily attributable to a one‑time $90,721 compensation charge recognized during the three and nine months ended September 30, 2021 as discussed further below.
In August 2021, our Board of Directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, the Company recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value.

Amortization of purchased intangibles. For the three months ended September 30, 2021, amortization of purchased intangibles increased by 124.2%, or 116.2% in constant currency, as compared to the three months ended September 30, 2020. On a constant currency basis, this increase was primarily attributable to amortization from recently acquired purchased intangibles.
For the nine months ended September 30, 2021, amortization of purchased intangibles increased by 52.1%, or 44.4% in constant currency, as compared to the nine months ended September 30, 2020. On a constant currency basis, this increase was primarily attributable to amortization from recently acquired purchased intangibles.
Expenses associated with initial public offering. For the three and nine months ended September 30, 2020, expenses associated with IPO include certain non-recurring costs relating to our IPO, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the selling stockholders, professional fees, and other expenses. We completed our IPO on September 25, 2020. These fees were expensed in the period incurred.
Interest Expense, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense	$(3,861)	$(1,975)	$(8,844)	$(4,821)
Interest income	25	41	236	371
Interest expense, net	$(3,836)	$(1,934)	$(8,608)	$(4,450)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Bank credit facility	$(911)	$(1,519)	$(2,490)	$(3,953)
Interest rate swap	(325)	(288)	(942)	(398)
Convertible senior notes, coupon interest	(772)	—	(1,155)	—
Amortization and write-off of deferred debt issuance costs	(1,789)	(153)	(4,160)	(430)
Other, net	(39)	26	139	331
Interest expense, net	$(3,836)	$(1,934)	$(8,608)	$(4,450)
For the three months ended September 30, 2021, interest expense, net increased from the three months ended September 30, 2020 primarily due to the increase in amortization and write‑off of deferred debt issuance costs in connection with the Second Amendment to the Credit Facility and the convertible senior notes, partially offset by a lower outstanding average balance under the Credit Facility.
For the nine months ended September 30, 2021, interest expense, net increased from the nine months ended September 30, 2020 primarily due to the increase in amortization and write‑off of deferred debt issuance costs in connection with the Second Amendment to the Credit Facility and the convertible senior notes, partially offset by a lower outstanding average balance under the Credit Facility.

Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Foreign exchange (loss) gain	$(2,446)	$12,830	$(248)	$8,567
Other income (expense), net	1,489	911	9,996	(1,811)
Total other (expense) income, net	$(957)	$13,741	$9,748	$6,756
For the three months ended September 30, 2021 and 2020, total other (expense) income, net consists of foreign exchange (losses) gains of $(2,446) and $12,830, respectively, and $(248) and $8,567 for the nine months ended September 30, 2021 and 2020, respectively. The foreign exchange (losses) gains derives primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries. For the three months ended September 30, 2021 and 2020, intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange (losses) gains of $(2,741) and $12,284, respectively, and $(1,298) and $10,519 for the nine months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021 and 2020, other income (expense), net includes a gain from the change in fair value of our interest rate swap of $1,463 and $809, respectively. For the nine months ended September 30, 2021, other income (expense), net includes a gain from the change in fair value of our interest rate swap of $9,198. For the nine months ended September 30, 2020, other income (expense), net includes a loss from the change in fair value of our interest rate swap of $3,365, partially offset by a gain from the change in fair value of acquisition contingent consideration of $1,340.
Provision (Benefit) for Income Taxes
The income tax provisions for the three months ended September 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended September 30, 2021 and 2020, we recognized an aggregate consolidated income tax expense of $4,223 and $10,705, respectively, for U.S. domestic and foreign income taxes. For the three months ended September 30, 2021 and 2020, we recorded a discrete tax benefit of $6,724 and $3,826, respectively, associated with stock‑based compensation. The effective income tax rate was (9.3)% on Loss before income taxes of $45,241 for the three months ended September 30, 2021, as compared to the effective income tax rate of 62.5% on Income before income taxes of $17,130 for the three months ended September 30, 2020. For the three months ended September 30, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expensesto record its reallocated deferred compensation plan liabilities at fair value. The effective income tax rate of (9.3)% for the three months ended September 30, 2021 was primarily due to the loss before income taxes resulting from this one‑time compensation charge, combined with a significant reduction in associated tax benefits due to officer compensation limitation provisions relating to this charge. The effective income tax rate of 62.5% for the three months ended September 30, 2020 was primarily due to officer compensation limitation provisions resulting from our IPO, which went effective during the three months ended September 30, 2020, and the non‑deductibility of expenses associated with our IPO, partially offset by discrete windfall tax benefits from stock‑based compensation.
The income tax provisions for the nine months ended September 30, 2021 and 2020 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the nine months ended September 30, 2021 and 2020, we recognized an aggregate consolidated income tax (benefit) expense of $(6,165) and $22,145, respectively, for U.S. domestic and foreign income taxes. For the nine months ended September 30, 2021 and 2020, we recorded a discrete tax benefit of $55,102 and $10,511, respectively, associated with stock‑based compensation. The effective income tax rate of (12.7)% on Income before income taxes of $48,562 for the nine months ended September 30, 2021 was lower than the effective income tax rate of 22.6% on Income before income taxes of $98,181 for the nine months ended September 30, 2020 primarily due to discrete windfall tax benefits from stock‑based compensation, partially offset by the impact from officer compensation limitation provisions.

Net (Loss) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(50,128)	$5,844	$51,788	$74,589
For the three months ended September 30, 2021, we had a net loss of $50,128 compared to net income of 5,844 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net income decreased by $22,801 compared to the nine months ended September 30, 2020. The changes are due to the factors stated above.
Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$84,468	$73,655	$236,778	$188,996
Adjusted Net Income	$56,289	$51,424	$194,971	$140,502
For the three and nine months ended September 30, 2021, Adjusted EBITDA increased by $10,813 and $47,782 compared to the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2021 and 2020, Adjusted EBITDA as a percentage of revenue was 34.0% and 36.3%, respectively. For the nine months ended September 30, 2021 and 2020, Adjusted EBITDA as a percentage of revenue was 34.1% and 32.5%, respectively.
For the three months ended September 30, 2021, Adjusted Net Income increased by $4,865 compared to three months ended September 30, 2020. For the nine months ended September 30, 2021, Adjusted Net Income increased by $54,469 compared to the nine months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, Adjusted Net Income as a percentage of revenue was 22.7% and 25.3%, respectively. For the nine months ended September 30, 2021 and 2020, Adjusted Net Income as a percentage of revenue was 28.1% and 24.1%, respectively.
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
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of September 30, 2021 and December 31, 2020, 94% of our total cash and cash equivalents were located outside of the United States. We intend to continue to permanently reinvest these funds outside of the United States and current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility described below. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the United States.
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

Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. The following table presents our foreign and domestic holdings of cash and cash equivalents:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents:
Held domestically	$8,589	$7,861
Held by foreign subsidiaries	147,166	114,145
Total cash and cash equivalents	$155,755	$122,006
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
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other incremental borrowings subject to availability, including a $85,000 multi‑currency swing‑line sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, we had $781,996 and $253,850 available under the Credit Facility.
Under the Credit Facility, we may make either Euro currency or non‑Euro currency interest rate elections. Interest on the Euro currency borrowings bear a base interest rate of the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 125 basis points (“bps”) to 225 bps as determined by our net leverage ratio. Under the non‑Euro currency elections, Credit Facility borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by our leverage ratio. In addition, a commitment fee for the unused Credit Facility ranges from 20 bps to 30 bps as determined by our net leverage ratio.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum leverage ratios. As of September 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Facility debt agreements.

Interest rate risk associated with the Credit Facility is managed through an interest rate swap which we executed on March 31, 2020. The swap has an effective date of April 2, 2020 and a termination date of April 2, 2030. Under the terms of the swap, we fixed our LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the swap as either an asset or a liability in the consolidated balance sheets and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net, in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, we recorded a swap related asset at fair value of $9,545 and $347, respectively, in Other assets in the consolidated balance sheets.
The weighted average interest rate under the Credit Facility was 2.33% and 1.59% for the three months ended September 30, 2021 and 2020, respectively, and 2.02% and 1.92% for the nine months ended September 30, 2021 and 2020, respectively.
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
Convertible Senior Notes
2027 Notes. On June 28, 2021, we completed a private offering of $575,000 of 0.375% convertible senior notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Trustee”) (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. We incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. As of September 30, 2021, $375 of the transaction costs were recorded in Accounts payable in the consolidated balance sheet. We used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options described further below, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses.
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
We early adopted ASU No. 2020‑06, Debt–Debt with Conversion and Other Options (Subtopic 470‑20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815‑40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020‑06”) as of January 1, 2021 and concluded the 2027 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of September 30, 2021, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with our existing and future senior unsecured indebtedness that is not so subordinated (including our 2026 Notes), effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of September 30, 2021, we were in compliance with all covenants in the 2027 Notes.

Capped Call Options. In connection with the pricing of the 2027 Notes, we entered into capped call options with certain of the initial purchasers or their respective affiliates and certain other financial institutions. We incurred $50 of expenses in connection with the capped call options, which were recorded in Accounts payable in the consolidated balance sheet as of September 30, 2021. The capped call options are expected to reduce potential dilution to our Class B Common Stock upon any conversion of 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call options is initially $95.5575 per share, which represents a premium of 55% above the last reported sale price per share of our Class B Common Stock on the Nasdaq Global Select Market on June 23, 2021 and is subject to customary adjustments under the terms of the capped call options.
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
As previously mentioned, we early adopted ASU 2020‑06 as of January 1, 2021 and concluded the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of September 30, 2021, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with our existing and future senior unsecured indebtedness that is not so subordinated (including our 2027 Notes, see the section titled “—2027 Notes” below), effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of September 30, 2021, we were in compliance with all covenants in the 2026 Notes.

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
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our cash flow activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net Cash Provided By (Used In):
Operating activities	$207,417	$176,025
Investing activities	(1,047,847)	(88,808)
Financing activities	869,649	(70,130)
Operating activities
Net cash provided by operating activities was $207,417 for the nine months ended September 30, 2021. Compared to the same period in the prior year, net cash from operating activities was higher by $31,392 due to a net increase in net cash flows from the change in operating assets and liabilities of $56,312, partially offset by a decrease in net income of $22,801 and a net decrease in non‑cash adjustments of $2,119. The net increase in cash flows from the change in operating assets and liabilities was primarily due to the increase in deferred compensation plan liabilities (as previously described above), the changes in accounts receivable due to timing of collections from customers, and an increase in prepaid income taxes.
For the nine months ended September 30, 2020, net cash provided by operating activities was $176,025 due to net income of $74,589 increased by $51,600 of non‑cash adjustments and $49,836 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $1,047,847 for the nine months ended September 30, 2021, primarily due to $11,152 related to purchases of property and equipment and investment in capitalized software and $1,033,695 in acquisition related payments, net of cash acquired.
For the nine months ended September 30, 2020, net cash used in investing activities was $88,808, primarily due to $13,533 related to purchases of property and equipment and investment in capitalized software and $68,920 in acquisition related payments, net of cash acquired.

Financing activities
Net cash provided by financing activities was $869,649 for the nine months ended September 30, 2021. Compared to the prior year comparative period, net cash provided by financing activities increased by $939,779, primarily due to the net proceeds from the convertible senior notes of $1,233,377 and a decrease in payments for dividends of $387,776, partially offset by a decrease in net borrowings of $534,395 under the Credit Facility, the purchase of capped call options of $51,555, and an increase in net payments for shares acquired of $38,830.
For the nine months ended September 30, 2020, net cash used in financing activities was $70,130, primarily due to payments of dividends of $412,852, partially offset by an increase in net borrowings $356,250.
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
Also as noted above, in August 2021, our Board of Directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other DCP phantom investment funds. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. See Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal control over financial reporting despite our colleagues working remotely due to the COVID‑19 pandemic. We are continually monitoring and assessing the COVID‑19 pandemic on our internal controls including changes to their design and operating effectiveness.
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
From July 1, 2021 to September 30, 2021, we issued 192,383 shares of our Class B Common Stock pursuant to the vesting of restricted stock awards and restricted stock units.
From July 1, 2021 to September 30, 2021, we issued 88,920 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
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

Item 6. Exhibits

Exhibit
Number	Description
10.1*	Amendment No. 1 to the Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan, as amended and restated effective as of September 22, 2020
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Bentley Systems, Incorporated

Date: November 9, 2021	By:	/s/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer