Form 10-Q
period 2022-03-31
BENTLEY SYSTEMS INC
filed 2022-05-10
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 3, 2022, the registrant had 11,601,757 shares of Class A and 275,932,539 shares of Class B Common Stock outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$129,617	$329,337
Accounts receivable	233,032	241,807
Allowance for doubtful accounts	(7,486)	(6,541)
Prepaid income taxes	26,254	16,880
Prepaid and other current assets	32,644	34,348
Total current assets	414,061	615,831
Property and equipment, net	32,043	31,823
Operating lease right-of-use assets	49,432	50,818
Intangible assets, net	329,029	245,834
Goodwill	2,217,578	1,588,477
Investments	8,680	6,438
Deferred income taxes	47,683	71,376
Other assets	59,797	48,646
Total assets	$3,158,303	$2,659,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,058	$16,483
Accruals and other current liabilities	351,273	323,603
Deferred revenues	215,448	224,610
Operating lease liabilities	16,963	17,482
Income taxes payable	5,048	6,696
Current portion of long-term debt	5,000	5,000
Total current liabilities	612,790	593,874
Long-term debt	1,871,527	1,430,992
Deferred compensation plan liabilities	89,282	94,890
Long-term operating lease liabilities	34,907	35,274
Deferred revenues	13,006	7,983
Deferred income taxes	58,316	65,014
Income taxes payable	7,718	7,725
Other liabilities	13,104	14,269
Total liabilities	2,700,650	2,250,021
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of March 31, 2022 and December 31, 2021, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 273,532,336 and 270,924,962 shares as of March 31, 2022 and December 31, 2021, respectively	2,851	2,825
Additional paid-in capital	957,498	937,805
Accumulated other comprehensive loss	(75,324)	(91,774)
Accumulated deficit	(427,372)	(439,634)
Total stockholders’ equity	457,653	409,222
Total liabilities and stockholders’ equity	$3,158,303	$2,659,243

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Subscriptions	$241,233	$188,125
Perpetual licenses	10,205	10,116
Subscriptions and licenses	251,438	198,241
Services	24,079	23,764
Total revenues	275,517	222,005
Cost of revenues:
Cost of subscriptions and licenses	33,727	28,945
Cost of services	22,058	20,344
Total cost of revenues	55,785	49,289
Gross profit	219,732	172,716
Operating expense (income):
Research and development	61,273	47,803
Selling and marketing	45,945	32,440
General and administrative	51,154	33,221
Deferred compensation plan	(5,138)	167
Amortization of purchased intangibles	9,906	3,438
Total operating expenses	163,140	117,069
Income from operations	56,592	55,647
Interest expense, net	(7,042)	(2,319)
Other income, net	10,641	14,482
Income before income taxes	60,191	67,810
Provision for income taxes	(3,231)	(10,358)
Loss from investment accounted for using the equity method, net of tax	(572)	(446)
Net income	56,388	57,006
Less: Net income attributable to participating securities	(9)	—
Net income attributable to Class A and Class B common stockholders	$56,379	$57,006
Per share information:
Net income per share, basic	$0.18	$0.19
Net income per share, diluted	$0.18	$0.18
Weighted average shares, basic	307,969,672	302,583,452
Weighted average shares, diluted	331,330,256	321,736,649

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$56,388	$57,006
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	16,437	(9,182)
Actuarial gain on retirement plan, net of tax effect of $(5) and $(8), respectively	13	21
Total other comprehensive income (loss), net of taxes	16,450	(9,161)
Comprehensive income	$72,838	$47,845

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	282,526,719	$2,825	$937,805	$(91,774)	$(439,634)	$409,222
Net income	—	—	—	—	56,388	56,388
Other comprehensive income	—	—	—	16,450	—	16,450
Dividends declared	—	—	—	—	(8,353)	(8,353)
Shares issued in connection with deferred compensation plan, net	809,751	8	—	—	(24,254)	(24,246)
Deferred compensation plan elective participant deferrals	—	—	669	—	—	669
Shares issued in connection with Executive Bonus Plan, net	72,105	1	4,995	—	(2,192)	2,804
Shares issued in connection with employee stock purchase plan	109,749	1	4,610	—	(121)	4,490
Stock option exercises, net	1,401,249	14	2,754	—	(7,651)	(4,883)
Acquisition option exercises, net	149,855	1	(1)	—	—	—
Stock-based compensation expense	—	—	6,667	—	—	6,667
Shares related to restricted stock, net	64,665	1	(1)	—	(1,555)	(1,555)
Balance, March 31, 2022	285,134,093	$2,851	$957,498	$(75,324)	$(427,372)	$457,653

	Three Months Ended March 31, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$341,599
Net income	—	—	—	—	57,006	57,006
Other comprehensive loss	—	—	—	(9,161)	—	(9,161)
Purchase of capped call options, net of tax of $6,250	—	—	(19,430)	—	—	(19,430)
Dividends declared	—	—	—	—	(8,219)	(8,219)
Shares issued in connection with deferred compensation plan, net	339,503	3	—	—	(8,862)	(8,859)
Deferred compensation plan elective participant deferrals	—	—	854	—	—	854
Shares issued in connection with Executive Bonus Plan, net	79,961	1	5,573	—	(2,037)	3,537
Stock option exercises, net	1,263,121	12	1,739	—	(7,158)	(5,407)
Stock-based compensation expense	—	—	2,786	—	—	2,786
Shares related to restricted stock, net	(114,606)	(1)	—	—	(708)	(709)
Balance, March 31, 2021	273,722,483	$2,737	$732,635	$(35,394)	$(345,981)	$353,997

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$56,388	$57,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,212	8,993
Bad debt allowance	955	746
Deferred income taxes	9,042	966
Stock-based compensation expense	15,099	8,913
Deferred compensation plan	(5,138)	1,021
Amortization and write-off of deferred debt issuance costs	1,778	1,229
Change in fair value of derivative	(12,084)	(13,661)
Change in fair value of contingent consideration	500	—
Change on fair value of investments	(112)	—
Gain on sale of aircraft	(2,029)	—
Foreign currency remeasurement loss (gain)	1,677	(583)
Loss from investment accounted for using the equity method, net of tax	572	446
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	8,691	14,903
Prepaid and other assets	5,718	8,257
Accounts payable, accruals, and other liabilities	26,791	54,977
Deferred revenues	(12,515)	(21,889)
Income taxes payable, net of prepaid income taxes	(10,814)	11,474
Net cash provided by operating activities	101,731	132,798
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(4,176)	(2,655)
Proceeds from sale of aircraft	2,380	—
Acquisitions, net of cash acquired	(695,968)	(57,975)
Other investing activities	(2,811)	—
Net cash used in investing activities	(700,575)	(60,630)
Cash flows from financing activities:
Proceeds from credit facilities	563,912	16,000
Payments of credit facilities	(123,696)	(262,000)
Proceeds from convertible senior notes, net of discounts and commissions	—	672,750
Payments of debt issuance costs	—	(3,777)
Purchase of capped call options	—	(25,530)
Repayment of term loan	(1,250)	—
Payments of financing leases	(48)	(50)
Payments of acquisition debt and other consideration	(2,721)	(25)
Payments of dividends	(8,528)	(8,219)
Payments for shares acquired including shares withheld for taxes	(35,117)	(18,763)
Proceeds from stock purchases under employee stock purchase plan	4,611	—
Proceeds from exercise of stock options	2,768	1,751
Net cash provided by financing activities	399,931	372,137
Effect of exchange rate changes on cash and cash equivalents	(807)	3,225
(Decrease) increase in cash and cash equivalents	(199,720)	447,530
Cash and cash equivalents, beginning of year	329,337	122,006
Cash and cash equivalents, end of period	$129,617	$569,536

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Supplemental information:
Cash paid for income taxes	$6,766	$4,214
Income tax refunds	798	4,519
Interest paid	5,296	766
Non-cash investing and financing activities:
Contingent acquisition consideration	—	549
Deferred, non-contingent consideration, net	—	1,718
Convertible senior notes expenses included in Accounts payable and Accruals and other current liabilities	—	605
Capped call options expenses included in Accounts payable	—	150
Share-settled Executive Bonus Plan awards	4,996	5,574
Deferred compensation plan elective participant deferrals	669	855

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation
Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of Bentley Systems, Incorporated (“Bentley” or the “Company”) and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s 2021 Annual Report on Form 10‑K on file with the SEC. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The December 31, 2021 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Business Combinations — On January 31, 2022, the Company completed the acquisition of Power Line Systems, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. On June 17, 2021, the Company completed the acquisition of Seequent Holdings Limited (“Seequent”), a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock (see Note 4).
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. The expedients and exceptions provided by ASU 2020‑04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by ASU 2020‑04 during the three months ended March 31, 2022.

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
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of March 31, 2022 and December 31, 2021, the Company has deferred $17,724 and $18,020, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	March 31, 2022	December 31, 2021
Contract assets	$309	$336
Deferred revenues	228,454	232,593
As of March 31, 2022 and December 31, 2021, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of March 31, 2022 and December 31, 2021.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users.
For the three months ended March 31, 2022, $97,005 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $94,522, which were primarily related to new billings and acquisitions (see Note 4). For the three months ended March 31, 2021, $91,125 of revenues that were included in the December 31, 2020 deferred revenues balance were recognized. There were additional deferrals of $78,210, which were primarily related to new billings.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2022, amounts allocated to these remaining performance obligations are $228,454, of which the Company expects to recognize 94.3% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The following table details revenues:

	Three Months Ended
	March 31,
	2022	2021
Subscriptions:
SELECT subscriptions	$66,598	$66,140
Enterprise subscriptions (1)	81,827	71,015
Term license subscriptions	92,808	50,970
Subscriptions	241,233	188,125
Perpetual licenses	10,205	10,116
Subscriptions and licenses	251,438	198,241
Services:
Recurring	4,701	6,077
Other	19,378	17,687
Services	24,079	23,764
Total revenues	$275,517	$222,005

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $68,598 and $48,265 for the three months ended March 31, 2022 and 2021, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended March 31, 2022 and 2021, the Company recognized $125,225 and $95,625 of license related revenues, respectively, of which $115,020 and $85,509, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% and 8% of its total revenues through channel partners for the three months ended March 31, 2022 and 2021, respectively.
Revenue to external customers is attributed to individual countries based upon the location of the customer.

	Three Months Ended
	March 31,
	2022	2021
Americas (1)	$154,260	$108,862
Europe, the Middle East, and Africa (“EMEA”) (2)	77,480	73,848
Asia-Pacific (“APAC”)	43,777	39,295
Total revenues	$275,517	$222,005

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $116,133 and $92,940 for the three months ended March 31, 2022 and 2021, respectively.
(2)Revenue attributable to the United Kingdom totaled $22,291 and $22,383 for the three months ended March 31, 2022 and 2021, respectively.

Note 4: Acquisitions
On January 31, 2022, the Company completed the acquisition of Power Line Systems, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. For the year ended December 31, 2021, the Company completed a number of acquisitions, for an aggregate purchase price of $1,269,844. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations and financial position.
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Number of acquisitions	1	13
Cash paid at closing (1)	$715,114	$1,072,820
Cash acquired	(19,146)	(37,837)
Net cash paid	$695,968	$1,034,983

(1)Of the cash paid at closing for the three months ended March 31, 2022 and year ended December 31, 2021, $3,000 and $8,701, respectively, was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Accruals and other current liabilities	$3,401	$5,382
Other liabilities	960	1,231
Contingent consideration from acquisitions	$4,361	$6,613
The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Accruals and other current liabilities	$3,522	$4,751
Other liabilities	6,180	6,177
Non-contingent consideration from acquisitions	$9,702	$10,928
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.

The Company is in the process of finalizing the purchase accounting for Power Line Systems. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the acquisition date. The initial accounting for Power Line Systems is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company incurred acquisition expenses of $10,574 and $6,861, respectively, which include costs related to legal, accounting, valuation, insurance, general administrative, and other consulting fees. For the three months ended March 31, 2022, $9,773 of the Company’s acquisition expenses related to the acquisition of Power Line Systems, and $6,716 of the Company’s acquisition expenses related to the acquisition of Seequent for the three months ended March 31, 2021.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Consideration:
Cash paid at closing	$715,114	$1,072,820
Shares issued at closing (1)(2)	—	182,390
Contingent consideration	—	4,544
Deferred, non-contingent consideration, net	—	10,090
Total consideration	$715,114	$1,269,844
Assets acquired and liabilities assumed:
Cash	$19,146	$37,837
Accounts receivable and other current assets	1,098	24,174
Operating lease right-of-use assets	1,237	12,095
Property and equipment	963	4,383
Other assets	—	874
Software and technology (weighted average useful life of 5 years)	9,700	43,560
Customer relationships (weighted average useful life of 10 and 9 years, respectively)	78,300	158,555
Trademarks (weighted average useful life of 10 years)	5,200	38,256
In-process research and development	—	3,700
Total identifiable assets acquired excluding goodwill	115,644	323,434
Accruals and other current liabilities	(610)	(27,649)
Deferred revenues	(10,219)	(26,245)
Operating lease liabilities	(1,237)	(11,988)
Deferred income taxes	(6,865)	(53,342)
Other liabilities	—	(716)
Total liabilities assumed	(18,931)	(119,940)
Net identifiable assets acquired excluding goodwill	96,713	203,494
Goodwill	618,401	1,066,350
Net assets acquired	$715,114	$1,269,844

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
The fair values of deferred revenues were determined in accordance with the Company’s revenue recognition policies (see Note 3).
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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $519,564 of the goodwill recorded relating to the acquisition of Power Line Systems will be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
Had the acquisition of Seequent been made at the beginning of 2020, unaudited pro forma total revenues for the three months ended March 31, 2021 would have been $255,783. Net income, net income per share, basic, and net income per share, diluted for the three months ended March 31, 2021 would not have been materially different than the amounts reported primarily due to the pro forma adjustments to reflect the amortization of purchased intangibles and the cost to finance the transaction, net of the related tax effects.
The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2021. The unaudited pro forma financial information combines the historical results of the Company, the adjusted historical results of Seequent considering the date the Company completed the acquisition of Seequent, and the effects of the pro forma adjustments described above.
Acquisition Subsequent to March 31, 2022
In April 2022, the Company completed one acquisition. The acquisition is not expected to be material to the Company’s consolidated financial statements.

Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
Land	$2,811	$2,811
Building and improvements	36,366	35,188
Computer equipment and software	49,169	47,651
Furniture, fixtures, and equipment	14,400	14,274
Aircraft	2,038	4,075
Other	59	61
Property and equipment, at cost	104,843	104,060
Less: Accumulated depreciation	(72,800)	(72,237)
Total property and equipment, net	$32,043	$31,823
Depreciation expense for the three months ended March 31, 2022 and 2021 was $2,490 and $2,497, respectively.
Related Party Equipment Sale
In January 2022, the audit committee of the Company’s board of directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income, net in the consolidated statement of operations for the three months ended March 31, 2022. Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the three months ended March 31, 2022. Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures, the Company determined this transaction was to a related party.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2021	$1,588,477
Acquisitions	618,401
Foreign currency translation adjustments	10,828
Other adjustments	(128)
Balance, March 31, 2022	$2,217,578

Details of intangible assets other than goodwill are as follows:

		March 31, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$95,909	$(50,327)	$45,582	$101,588	$(63,225)	$38,363
Customer relationships	3-10 years	324,657	(91,288)	233,369	245,325	(83,799)	161,526
Trademarks	3-10 years	68,703	(22,422)	46,281	63,080	(20,893)	42,187
Non-compete agreements	5 years	350	(156)	194	350	(139)	211
		489,619	(164,193)	325,426	410,343	(168,056)	242,287
Intangible assets not subject to amortization:
In-process research and development		3,603	—	3,603	3,547	—	3,547
Total intangible assets		$493,222	$(164,193)	$329,029	$413,890	$(168,056)	$245,834
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of subscriptions and licenses	$3,022	$1,151
Amortization of purchased intangibles	9,906	3,438
Total amortization expense	$12,928	$4,589
Note 7: Investments
Investments consist of the following:

	March 31, 2022	December 31, 2021
Cost method investments	$8,538	$6,438
Equity method investment	142	—
Total investments	$8,680	$6,438
Through iTwin Ventures, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. The Company recorded these investments under the cost method. For the three months ended March 31, 2022, the Company invested $2,111 in cost method investments.
The Company accounts for Digital Construction Works, Inc. (“DCW”) using the equity method. DCW, a 50%-owned joint venture with Topcon Positioning Systems, Inc., operates as a digital integrator of software and cloud services for the construction industry. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. For the three months ended March 31, 2022, the Company invested $700 in DCW. Pursuant to FASB ASC Topic 850, Related Party Disclosures, the Company has determined that DCW is a related party. For the three months ended March 31, 2022, transactions between the Company and DCW were not material to the Company’s consolidated financial statements.

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented. As of March 31, 2022, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
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
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost (1)	$5,753	$4,543
Variable lease cost	1,273	968
Short-term lease cost	5	4
Total operating lease cost	$7,031	$5,515

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $5,553 and $4,351 for the three months ended March 31, 2022 and 2021, respectively.
Other information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,114	$4,686
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$2,876	$614

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $1,237 and $192 for the three months ended March 31, 2022 and 2021, respectively.
The weighted average remaining lease term for operating leases was 4.1 years as of March 31, 2022 and December 31, 2021. The weighted average discount rate was 2.6% and 2.5% as of March 31, 2022 and December 31, 2021, respectively.

Maturities of operating lease liabilities are as follows:

March 31, 2022
Remainder of 2022	$14,267
2023	14,311
2024	9,624
2025	6,911
2026	4,440
Thereafter	6,146
Total future lease payments	55,699
Less: Imputed interest	(3,829)
Total operating lease liabilities	$51,870
As of March 31, 2022, the Company had additional operating lease minimum lease payments of $956 for executed leases that have not yet commenced, primarily for office locations.
Supplemental balance sheet information related to the financing lease was as follows:

	March 31, 2022	December 31, 2021
Property and equipment	$471	$484
Accumulated depreciation	(471)	(453)
Property and equipment, net	$—	$31

Accruals and other current liabilities	$48	$98
Total financing lease liabilities	$48	$98
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
CSS deposits	$200,589	$162,046
Accrued benefits	41,927	36,656
Accrued compensation	29,437	37,725
Due to customers	14,500	12,798
Deferred compensation plan liabilities	7,779	7,309
Accrued indirect taxes	6,457	7,520
Accrued acquisition stay bonus	5,838	9,461
Accrued cloud provisioning costs	5,396	5,862
Accrued professional fees	3,945	6,940
Non-contingent consideration from acquisitions	3,522	4,751
Contingent consideration from acquisitions	3,401	5,382
Employee stock purchase plan contributions	3,118	4,818
Other accrued and current liabilities	25,364	22,335
Total accruals and other current liabilities	$351,273	$323,603

Note 10: Long‑Term Debt
Long‑term debt consists of the following:

	March 31, 2022	December 31, 2021
Bank credit facility:
Revolving loan facility	$440,216	$—
Term loan:
Principal	198,750	200,000
Unamortized debt issuance costs	(500)	(534)
Term loan net carrying value	198,250	199,466
Bank credit facility net carrying value	638,466	199,466
2026 Notes:
Principal	690,000	690,000
Unamortized debt issuance costs	(13,769)	(14,677)
2026 Notes net carrying value	676,231	675,323
2027 Notes:
Principal	575,000	575,000
Unamortized debt issuance costs	(13,170)	(13,797)
2027 Notes net carrying value	561,830	561,203
Total net carrying value	1,876,527	1,435,992
Less: Current portion of long-term debt	(5,000)	(5,000)
Total long-term debt	$1,871,527	$1,430,992
Bank Credit Facility
The Company has an amended and restated Credit Agreement, which provides for an $850,000 senior secured revolving loan facility with a maturity date of November 15, 2025 and a $200,000 senior secured term loan as described further below (the “Credit Facility”).
The Company’s $200,000 senior secured term loan has a maturity of November 15, 2025 (the “2021 Term Loan”). The 2021 Term Loan requires principal repayment at the end of each calendar quarter. Beginning with March 31, 2022 and ending with December 31, 2023, the Company is required to repay $1,250 per quarter. Beginning with March 31, 2024 and ending with the last such date prior to the maturity date, the Company is required to repay $2,500 per quarter. The Company incurred $540 of debt issuance costs related to the 2021 Term Loan. The Company used borrowings under the 2021 Term Loan to pay down borrowings under the swingline sub‑facility and revolving loan facility under the Credit Facility.
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including a $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had $409,634 and $849,850, respectively, available under the Credit Facility.
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum net leverage ratios. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants in its Credit Facility.

Convertible Senior Notes
2026 Notes
On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2026 Indenture”). Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. The Company incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of the payment of initial purchasers’ discounts and commissions, professional fees, and other expenses (“transaction costs”). The Company used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. The Company used the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding certain acquisitions, including Seequent (see Note 4).
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
The 2026 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of March 31, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes contain both affirmative and negative covenants. As of March 31, 2022, the Company was in compliance with all covenants in the 2026 Notes.
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
2027 Notes
On June 28, 2021, the Company completed a private offering of $575,000 of 0.375% convertible senior notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The Company incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of transaction costs. The Company used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options described further below, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses.

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
The 2027 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of March 31, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes contain both affirmative and negative covenants. As of March 31, 2022, the Company was in compliance with all covenants in the 2027 Notes.

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
Interest Expense
Interest expense consists of the following:

	Three Months Ended
	March 31,
	2022	2021
Bank credit facility (1):
Revolving loan facility	$2,225	$729
Term loan	1,067	—
Interest rate swap	294	301
Amortization and write-off of deferred debt issuance costs	243	575
	3,829	1,605
2026 Notes:
0.125% Coupon interest	216	154
Amortization of deferred debt issuance costs	908	654
	1,124	808
2027 Notes:
0.375% Coupon interest	539	—
Amortization of deferred debt issuance costs	627	—
	1,166	—
Other obligations	1,005	(12)
Total interest expense	$7,124	$2,401

(1)The weighted average interest rate was 2.32% and 1.90% for the three months ended March 31, 2022 and 2021, respectively.

Interest rate risk associated with the Credit Facility is managed through an interest rate swap which has a termination date of April 2, 2030. Under the terms of the interest rate swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income, net in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company recorded a swap related asset at fair value of $22,201 and $10,117, respectively, in Other assets in the consolidated balance sheets.
Note 11: Executive Bonus Plan
Certain of the Company’s key employees, including its named executive officers, participate in the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”). Pursuant to the Bonus Plan, participants are eligible to receive incentive bonuses that are determined based on the Company’s adjusted Management Report Operating Income (“MROI”), as defined in the plan agreement and before deduction for such plan payments. For purposes of the Bonus Plan, the bonus pool thereunder may be funded with up to an aggregate of 20% of the Company’s adjusted MROI, subject to approval by the board of directors, with payments made to plan participants based on each such participant’s allocated interest in the bonus pool. The plan permits the deduction of certain holdback amounts from the plan’s pool, from which amounts can then be allocated to fund items including equity and/or cash incentive compensation for non‑plan participants and participant charitable contributions.
A participant may defer any portion, or all, of such participant’s incentive bonus payable pursuant to the Bonus Plan into the deferred compensation plan (see Note 12). A participant’s non‑deferred incentive bonus is payable in cash, however, the Bonus Plan provides, in part, that a participant may elect to receive any portion, or all, of such participant’s non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock issued under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan, subject to the limitation described below. The Company records the election of non‑deferred incentive bonus in the form of shares of fully vested Class B Common Stock as stock‑based compensation expense in the consolidated statements of operations (see Note 15). Such election must be made prior to the start of the applicable calendar quarter for which the incentive bonus is to be paid, and the number of shares of Class B Common Stock payable in respect of such elected amount is calculated using a volume-weighted average price of the Company’s Class B Common Stock for the period commencing on the tenth trading day prior to the end of the applicable calendar quarter and ending on the tenth trading day following the end of the applicable calendar quarter. Notwithstanding participants’ elections to receive shares of fully vested Class B Common Stock in respect of their non‑deferred incentive bonus payments, if, in any calendar quarter, the aggregate U.S. Dollar value of shares of fully vested Class B Common Stock payable in respect of the non‑deferred incentive bonuses exceeds $7,500, the portion of each participant’s non‑deferred incentive bonus payable in shares of fully vested Class B Common Stock will be reduced pro rata such that the $7,500 limit is not exceeded, and, for each affected participant, the amount of such reduction will be payable in cash.
For the three months ended March 31, 2022 and 2021, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $9,719 and $8,875, respectively.
Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15).

DCP participants’ holdings in phantom shares of the Company’s Class B Common Stock are equity classified as they will be settled in shares of Class B Common Stock upon eventual distribution.
In August 2021, the Company’s board of directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. For further discussion of the aforementioned DCP reallocation, see Note 12 to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2021 Annual Report on Form 10‑K.
DCP participants’ holdings in phantom investment funds and amounts in the DCP attributable to certain non‑colleague participants are classified as liabilities in either Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheets as they will be settled in cash upon eventual distribution. The deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
Deferred compensation plan (income) expense was $(5,138) and $167 for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022 and 2021, DCP elective participant deferrals were $669 and $854, respectively. No discretionary contributions were made to the DCP during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 24,111,988 and 25,384,449, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Accruals and other current liabilities	$7,779	$7,309
Deferred compensation plan liabilities	89,282	94,890
Total DCP liabilities	$97,061	$102,199
Note 13: Common Stock
Common Stock Issuances, Sales, and Repurchases
For the three months ended March 31, 2022, the Company issued 1,401,249 shares of Class B Common Stock to colleagues who exercised their stock options, net of 314,659 shares withheld at exercise to pay for the cost of the stock options, as well as for $7,651 of applicable income tax withholdings. The Company received $2,768 in proceeds from the exercise of stock options. For the three months ended March 31, 2021, the Company issued 1,263,121 shares of Class B Common Stock to colleagues who exercised their stock options, net of 262,210 shares withheld at exercise to pay for the cost of the stock options, as well as for $7,158 of applicable income tax withholdings. The Company received $1,751 in proceeds from the exercise of stock options.
For the three months ended March 31, 2022, the Company issued 149,855 shares of Class B Common Stock related to the exercise of acquisition options (see Note 15), net of 585,145 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.
For the three months ended March 31, 2022 and 2021, the Company issued 72,105 and 79,961 shares of Class B Common Stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 128,496 shares awarded for the three months ended March 31, 2022, 56,391 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,192. Of the total 126,038 shares awarded for the three months ended March 31, 2021, 46,077 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,037.

For the three months ended March 31, 2022 and 2021, the Company issued 809,751 and 339,503 shares of Class B Common Stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the three months ended March 31, 2022 totaled 1,310,061 shares of which 500,310 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246. The distribution in shares for the three months ended March 31, 2021 totaled 556,475 shares of which 216,972 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $8,859.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2022:
First quarter	$0.03	$8,353
2021:
First quarter	$0.03	$8,219
Global Employee Stock Purchase Plan
The Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). During the three months ended March 31, 2022, colleagues who elected to participate in the ESPP purchased a total of 109,749 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $4,611. Of the total 112,249 shares purchased, 2,500 shares were sold back to the Company to pay for applicable income tax withholdings of $121. During the three months ended March 31, 2021, no shares were issued under the ESPP. As of March 31, 2022 and December 31, 2021, $3,118 and $4,818 of ESPP withholding via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended March 31, 2022 and 2021:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2021	$(90,867)	$(907)	$(91,774)
Other comprehensive income, before taxes	16,437	18	16,455
Tax expense	—	(5)	(5)
Other comprehensive income, net of taxes	16,437	13	16,450
Balance, March 31, 2022	$(74,430)	$(894)	$(75,324)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(9,182)	29	(9,153)
Tax expense	—	(8)	(8)
Other comprehensive (loss) income, net of taxes	(9,182)	21	(9,161)
Balance, March 31, 2021	$(34,401)	$(993)	$(35,394)
Note 15: Equity Awards and Instruments
Stock-Based Compensation Expense
Total stock‑based compensation expense was as follows:

	Three Months Ended
	March 31,
	2022	2021
Bonus Plan expense (see Note 11)	$8,161	$6,124
Restricted stock and restricted stock units (“RSUs”) expense (1)	5,365	1,497
Stock option expense	756	998
ESPP expense (see Note 13)	680	449
DCP elective participant deferrals expense (2) (see Note 12)	137	—
Total stock-based compensation expense (3)	$15,099	$9,068

(1)Includes acquisition‑related shares for the three months ended March 31, 2022 (see Note 4).
(2)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(3)As of March 31, 2022 and December 31, 2021, $8,658 and $6,749 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of subscriptions and licenses	$385	$89
Cost of services	383	243
Research and development	5,395	3,955
Selling and marketing	1,454	788
General and administrative	7,482	3,993
Total stock-based compensation expense	$15,099	$9,068
Stock‑based compensation expense is measured at the grant date fair value of the award and is recognized ratably over the requisite service period, which is generally the vesting period. Specifically for performance‑based RSUs, stock‑based compensation expense is measured at the grant date fair value of the award and is recognized ratably over the requisite service period based on the number of awards expected to vest at each reporting date. The Company accounts for forfeitures of equity awards as those forfeitures occur.
Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2021	6,917,925	$5.26
Exercised	(1,715,908)	4.42
Forfeited	(25,125)	5.56
Outstanding, March 31, 2022	5,176,892	$5.54	1.6	$200,026
Exercisable, March 31, 2022	3,144,392	$5.55	1.6	$121,455
For the three months ended March 31, 2022 and 2021, the Company received cash proceeds of $2,768 and $1,751, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the three months ended March 31, 2022 and 2021 was $62,025 and $61,267, respectively.
As of March 31, 2022, there was $1,873 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.9 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options have a five‑year term, were exercisable on March 27, 2022, and have an initial exercise price of $6.805 per share. The exercise price of the options is subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. During the three months ended March 31, 2022, 735,000 shares were exercised. As of March 31, 2022, 165,000 shares remain outstanding and have an aggregate intrinsic value of $1,465.

Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B Common Stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business profitability and growth targets, which include growth in annualized recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services, and certain non‑financial performance targets. Performance targets are generally set for annual performance periods.
The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-		Performance-		Weighted	Weighted
	Total		Based		Based		Average	Average
	Restricted		Restricted		Restricted		Grant Date	Grant Date
	Stock		Stock		Stock		Fair Value	Fair Value
	and RSUs		and RSUs		and RSUs		Per Share	Per Share
Unvested, December 31, 2021	1,708,545		1,611,862		96,683	(4)	$32.81	$49.93
Granted	1,377,889	(1)	1,072,104	(3)	305,785	(5)	39.26	39.26
Vested	(95,877)		(4,707)		(91,170)	(4)	44.20	49.93
Forfeited	(20,044)		(14,531)		(5,513)		39.27	49.93
Unvested, March 31, 2022	2,970,513	(2)	2,664,728		305,785		$35.35	$39.26

(1)For the three months ended March 31, 2022, the Company only granted RSUs.
(2)Includes 67,957 RSUs which are expected to be settled in cash.
(3)Includes 199,076 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vest on January 31, 2025.
(4)Relates to the 2021 annual performance period. Total stock‑based compensation expense associated with these awards was fully recognized as of December 31, 2021.
(5)Relates to the 2022 annual performance period, except for 185,186 performance‑based RSUs granted during the three months ended March 31, 2022 with extraordinary terms, which are described below.
During the three months ended March 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s Adjusted EBITDA margin also equals or exceeds the relevant target level for such year. Provided Adjusted EBITDA margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of certain business profitability and growth targets, which include growth in annualized recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services. Final actual vesting will be determined on January 31, 2025.

During the three months ended March 31, 2022, the Company granted 120,599 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals related to the 2022 annual performance period. Provided Adjusted EBITDA margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of certain business profitability and growth targets, which include growth in annualized recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services. To the extent performance exceeds the applicable targets for 2022, these grantees could realize a maximum of 1.25x the number of annual performance‑based RSUs granted or 150,749 performance‑based RSUs.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the three months ended March 31, 2022 and 2021, 10,888 and 10,864 shares, respectively, were delivered to colleagues, and 7 and 14 additional shares, respectively, were earned as a result of dividends. As of March 31, 2022 and December 31, 2021, 9,340 and 20,221 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $39.26 and $45.32, for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022 and 2021, restricted stock and RSUs were issued net of 38,955 and 14,869 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $1,555 and $708, respectively.
As of March 31, 2022, there was $83,341 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.2 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock. As of March 31, 2022, there was $11,676 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years.
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
The income tax provisions for the three months ended March 31, 2022 and 2021 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended March 31, 2022 and 2021, the Company recognized an aggregate consolidated income tax expense of $3,231 and $10,358, respectively, for U.S. domestic and foreign income taxes. For the three months ended March 31, 2022 and 2021, the Company recorded discrete tax benefits of $12,728 and $7,485, respectively, primarily associated with significant windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions. The effective income tax rate of 5.4% on Income before income taxes of $60,191 for the three months ended March 31, 2022 was lower than the effective income tax rate of 15.3% on Income before income taxes of $67,810 for the three months ended March 31, 2021 primarily due to an increase in discrete tax benefits as discussed above.

During the three months ended March 31, 2022, the Company repatriated $100,000 of undistributed previously taxed earnings generated by its foreign subsidiaries to the U.S. Subsequent to March 31, 2022, the Company repatriated $50,000 of accumulated undistributed previously taxed earnings generated by its foreign subsidiaries as of March 31, 2022 to the U.S. The repatriation was used to fund a portion of the acquisition of Power Line Systems (see Note 4). The cash repatriations did not have a material impact on Provision for income taxes for the three months ended March 31, 2022.
Note 17: Fair Value of Financial Instruments
Derivatives Not Designated As Hedging Instrument
The Company has an interest rate swap with a notional amount of $200,000 and a termination date of April 2, 2030 to reduce the interest rate risk associated with the Company’s Credit Facility. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carries the derivative at fair value.
The following is a summary of the interest rate swap activity:

	Three Months Ended
	March 31,		Recognized in Consolidated
	2022	2021	Statements of Operations
Interest rate swap:
Gain from change in fair value	$12,084	$13,661	Other income, net
Payments	294	301	Interest expense, net
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
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of March 31, 2022 and December 31, 2021:
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

Long-term debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of March 31, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $681,030 and $502,257, respectively. As of December 31, 2021, the estimated fair value of the 2026 Notes and 2027 Notes was $720,284 and $531,915, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

The following tables provide the financial assets and financial liabilities carried at fair value measured on a recurring basis:

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21	$—	$—	$21
Interest rate swap (2)	—	22,201	—	22,201
Total assets	$21	$22,201	$—	$22,222
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$4,361	$4,361
Deferred compensation plan liabilities (4)	97,061	—	—	97,061
Cash-settled equity awards (5)	497	—	—	497
Total liabilities	$97,558	$—	$4,361	$101,919

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21	$—	$—	$21
Interest rate swap (2)	—	10,117	—	10,117
Total assets	$21	$10,117	$—	$10,138
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$6,613	$6,613
Deferred compensation plan liabilities (4)	102,199	—	—	102,199
Cash-settled equity awards (5)	353	—	—	353
Total liabilities	$102,552	$—	$6,613	$109,165

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $3,401 and $5,382 as of March 31, 2022 and December 31, 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.
(4)Included in Deferred compensation plan liabilities, except for current liabilities of $7,779 and $7,309 as of March 31, 2022 and December 31, 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.

The following table is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Balance, beginning of year	$6,613	$4,299
Payments	(2,721)	(2,371)
Addition	—	4,544
Change in fair value	500	294
Foreign currency translation adjustments	(31)	(153)
Balance, end of period	$4,361	$6,613
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of March 31, 2022, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $41,947 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic area are presented in Note 3. The following table presents the Company’s long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8):

	March 31, 2022	December 31, 2021
Americas (1)	$188,292	$99,500
EMEA	40,574	44,730
APAC	181,638	184,245
Total long-lived assets	$410,504	$328,475

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net is comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Interest expense (see Note 10)	$(7,124)	$(2,401)
Interest income	82	82
Interest expense, net	$(7,042)	$(2,319)
Note 21: Other Income, Net
Other income, net is comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Foreign exchange (loss) gain (1)	$(3,071)	$792
Other income, net (2)	13,712	13,690
Total other income, net	$10,641	$14,482

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)For the three months ended March 31, 2022, other income, net includes a gain from the change in fair value of the Company’s interest rate swap of $12,084 (see Note 17) and a gain on the sale of 50% of the Company’s interest in its aircraft of $2,029 (see Note 5), partially offset by a loss from the change in fair value of acquisition contingent consideration of $500. For the three months ended March 31, 2021, other income, net includes a gain from the change in fair value of the Company’s interest rate swap of $13,661 (see Note 17).

Note 22: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of March 31, 2022, there were 305,785 participating securities outstanding. As of March 31, 2021, there were no participating securities outstanding.
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
The details of basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$56,388	$57,006
Less: Net income attributable to participating securities	(9)	—
Net income attributable to Class A and Class B common stockholders, basic	56,379	57,006
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,695	130
Net income attributable to Class A and Class B common stockholders, diluted	$58,074	$57,136

Denominator:
Weighted average shares, basic	307,969,672	302,583,452
Dilutive effect of stock options, restricted stock, and RSUs	5,542,252	11,388,113
Dilutive effect of ESPP	150,709	114,364
Dilutive effect of assumed conversion of convertible senior notes	17,667,623	7,650,720
Weighted average shares, diluted	331,330,256	321,736,649

Net income per share, basic	$0.18	$0.19
Net income per share, diluted	$0.18	$0.18

The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Stock options, restricted stock, and RSUs	1,282,161	6,714
Total anti-dilutive securities	1,282,161	6,714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our 2021 Annual Report on Form 10‑K on file with the United States Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10‑Q.
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
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. Our software enables digital workflows across engineering disciplines, distributed project teams, from offices to the field, and across computing form factors, including desktops, on‑premises servers, cloud‑native services, mobile devices, and web browsers. We deliver our solutions via on‑premises, cloud, and hybrid environments. Our users engineer, construct, and operate projects and assets across the following infrastructure sectors:
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
Our sources of revenue growth, in order of magnitude and excluding the impact from acquisitions, come from the recurrence of existing subscriptions revenues, additional revenue and growth from existing accounts using the same products, additional revenue and growth from existing accounts using new products, and growth from new accounts. For the year ended December 31, 2021, subscriptions represented 84% of our total revenues, and together with certain services revenues that are recurring in nature and represented 2% of our total revenues, bring the proportion of our recurring revenues to 86% of our total revenues. The remaining 14% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring services. We have a highly‑diversified account base, with our largest account representing no more than 2.5% of our total revenues in 2021. Our 2021 total revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with over 70% of our 2021 total revenues from organizations that have been our accounts for over ten years. Between 2002 and 2021, our total revenues had an approximately 8% compound annual growth rate.
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

	Twelve Months Ended
	March 31,
	2022	2021
Last twelve-months recurring revenues	$885,882	$716,902
Constant Currency:
Annualized recurring revenues (“ARR”) growth rate	27%	10%
Account retention rate	98%	98%
Recurring revenues dollar-based net retention rate	108%	107%
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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues primarily due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended March 31, 2022 compared to the last twelve‑months of the preceding twelve‑month period increased by $168,980. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended March 31, 2022, 87% of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenues as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 39% and 38% as of March 31, 2022 and 2021, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has increased daily consumption‑measured ARR, representing 30% of total ARR as of March 31, 2022. Our ARR growth rate was favorably impacted by the ARR onboarding from our platform acquisitions of Power Line Systems and Seequent Holdings Limited (“Seequent”) by 15% for the twelve months ended March 31, 2022. We believe that ARR and ARR growth are important metrics indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth.
In March 2022, in response to the Russia‑Ukraine war, we announced a pause of sales in Russia and Belarus, in addition to our strict compliance with applicable sanctions, regimes, and other regulatory restrictions on business activities in those countries. As a result of the conflict, we have deemed our overall business recurrence in the affected countries to have been reduced by about 50%, and accordingly, have reduced our related ARR by $5,190. Our ARR as of March 31, 2022 was $962,550, calculated using the spot foreign exchange rates as of March 31, 2022.
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
Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 87% of our total revenues for the twelve months ended March 31, 2022, this metric helps explain our revenue performance as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.

Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended
	March 31,
	2022	2021
Adjusted EBITDA	$97,616	$82,976
Adjusted Net Income	79,556	64,130
Adjusted EBITDA. We define Adjusted EBITDA as net income adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, other non‑operating (income) expense, net, and (income) loss from investment accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net income adjusted for the following: amortization of purchased intangibles and developed technologies, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, other non‑operating (income) expense, net, the tax effect of the above adjustments to net income, and (income) loss from investment accounted for using the equity method, net of tax. The income tax effect of non‑GAAP adjustments was determined using the applicable rates in the taxing jurisdictions in which income or expense occurred, and represent both current and deferred income tax expense or benefit based on the nature of the non‑GAAP adjustments, including the tax effects of non‑cash stock‑based compensation expense.
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

Reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2022	2021
Net income	$56,388	$57,006
Interest expense, net	7,042	2,319
Provision for income taxes	3,231	10,358
Depreciation and amortization (1)	17,212	8,993
Stock-based compensation (3)	14,953	8,913
Deferred compensation plan (4)	(5,138)	167
Acquisition expenses (5)	13,997	9,256
Other income, net (6)	(10,641)	(14,482)
Loss from investment accounted for using the equity method, net of tax	572	446
Adjusted EBITDA	$97,616	$82,976
Reconciliation of net income to Adjusted Net Income:

	Three Months Ended
	March 31,
	2022	2021
Net income	$56,388	$57,006
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (2)	12,928	4,683
Stock-based compensation (3)	14,953	8,913
Deferred compensation plan (4)	(5,138)	167
Acquisition expenses (5)	13,997	9,256
Other income, net (6)	(10,641)	(14,482)
Total non-GAAP adjustments, prior to income taxes	26,099	8,537
Income tax effect of non-GAAP adjustments	(3,503)	(1,859)
Loss from investment accounted for using the equity method, net of tax	572	446
Adjusted Net Income	$79,556	$64,130

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:
(1)Depreciation and amortization. Depreciation and amortization includes amortization of $1,636 and $1,687 for the three months ended March 31, 2022 and 2021, respectively, related to certain projects under our Accelerated Commercial Development Program (“ACDP”).
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

(3)Stock‑based compensation. We exclude certain stock‑based compensation expenses from our non‑GAAP measures primarily because they are non‑cash expenses and management finds it useful to exclude certain non‑cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of the variety of award types and subjective assumptions that companies can use under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, we believe excluding stock‑based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
(4)Deferred compensation plan. In August 2021, our board of directors approved an amendment to the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. For further discussion of the aforementioned DCP reallocation, see Note 12 to our consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report on Form 10‑K. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations. We exclude Deferred compensation plan expense (income) because it is not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of this item on our total operating expenses.
(5)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. For the three months ended March 31, 2022, $9,773 of our acquisition expenses related to our platform acquisition of Power Line Systems. For the three months ended March 31, 2021, $6,716 of our acquisition expenses related to our platform acquisition of Seequent. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.
(6)Other income, net. Primarily consists of foreign exchange losses (gains) of $3,071 and $(792) for the three months ended March 31, 2022 and 2021, respectively. The foreign exchange losses (gains) derive primarily from United States (“U.S.”) Dollar denominated cash and cash equivalents, accounts receivable, customer deposits, and intercompany balances held by foreign subsidiaries. The gains and losses from such translations are included in Other income, net in the consolidated statements of operations. For the three months ended March 31, 2022, other income, net includes a gain from the change in fair value of our interest rate swap of $12,084 and a gain on the sale of 50% of our interest in our aircraft of $2,029, partially offset by a loss from the change in fair value of acquisition contingent consideration of $500. For the three months ended March 31, 2021, other income, net includes a gain from the change in fair value of our interest rate swap of $13,661. We exclude these charges because they are not reflective of ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total expenses.

Key Factors Impacting Comparability and Performance:
Highlights for the three months ended March 31, 2022. In addition to our performance previously discussed in “—Key Business Metrics” and “—Non-GAAP Financial Measures,” and as discussed further below in “—Results of Operations” and “—Liquidity and Capital Resources,” our consolidated financial statements for the three months ended March 31, 2022 were impacted by our January 31, 2022 platform acquisition of Power Line Systems for $695,968 in cash, net of cash acquired. For the three months ended March 31, 2022, we incurred $9,773 of expenses related to the acquisition of Power Line Systems.
Acquisitions. Historically, we have enhanced our business with acquisitions of businesses, software solutions, and technologies. Going forward, we plan to selectively acquire adjacent software solutions that can be sold broadly across our account base, as well as to acquire new technologies that we can leverage across our existing software solution portfolio. We completed one and three acquisitions for the three months ended March 31, 2022 and 2021, respectively. Our three months ended March 31, 2022 consolidated financial statements were meaningfully impacted by our platform acquisitions of Power Line Systems described above, and Seequent, which was completed on June 17, 2021.
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

Results of Operations:
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Subscriptions	$241,233	$188,125
Perpetual licenses	10,205	10,116
Subscriptions and licenses	251,438	198,241
Services	24,079	23,764
Total revenues	275,517	222,005
Cost of revenues:
Cost of subscriptions and licenses	33,727	28,945
Cost of services	22,058	20,344
Total cost of revenues	55,785	49,289
Gross profit	219,732	172,716
Operating expense (income):
Research and development	61,273	47,803
Selling and marketing	45,945	32,440
General and administrative	51,154	33,221
Deferred compensation plan	(5,138)	167
Amortization of purchased intangibles	9,906	3,438
Total operating expenses	163,140	117,069
Income from operations	56,592	55,647
Interest expense, net	(7,042)	(2,319)
Other income, net	10,641	14,482
Income before income taxes	60,191	67,810
Provision for income taxes	(3,231)	(10,358)
Loss from investment accounted for using the equity method, net of tax	(572)	(446)
Net income	56,388	57,006
Less: Net income attributable to participating securities	(9)	—
Net income attributable to Class A and Class B common stockholders	$56,379	$57,006
Per share information:
Net income per share, basic	$0.18	$0.19
Net income per share, diluted	$0.18	$0.18
Weighted average shares, basic	307,969,672	302,583,452
Weighted average shares, diluted	331,330,256	321,736,649

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
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2022	2021	Amount	%	%
Subscriptions	$241,233	$188,125	$53,108	28.2%	32.0%
Perpetual licenses	10,205	10,116	89	0.9%	5.9%
Subscriptions and licenses	251,438	198,241	53,197	26.8%	30.7%
Services	24,079	23,764	315	1.3%	2.8%
Total revenues	$275,517	$222,005	$53,512	24.1%	27.7%
The increase in total revenues was primarily driven by the impact from acquisitions in subscriptions revenues and improvements in our business performance, partially offset by the overall negative foreign currency effects due to a stronger U.S. Dollar relative to our other functional currencies. We define business performance as our organic growth results inclusive of the impact from certain programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
•Subscriptions. On a constant currency basis, the increase in subscriptions revenues was driven primarily by the impact from acquisitions of approximately $42,700 and improvements in our business performance of approximately $17,500.
The acquisition impact was due to our platform acquisitions of Seequent and Power Line Systems and includes organic growth within their existing accounts. The increase in business performance was driven by expansion within our existing accounts, and growth of 3% attributable to new accounts exclusive of acquisitions, most notability smaller- and medium-sized accounts. Improvements in business performance for the three months ended March 31, 2022 were led by our civil design, SYNCHRO, and geoprofessional products.
•Perpetual licenses. On a constant currency basis, the increase in perpetual licenses revenues was driven primarily by the impact from our Seequent platform acquisition of approximately $1,000, partially offset by a reduction in our business performance of approximately $400.
•Services. On a constant currency basis, services revenues increased approximately $700 driven primarily by favorable contributions of approximately $3,200 from Maximo Ontracks digital integrator services in Americas, and to a lesser extent, from growth in our Asset Performance digital integrator services, partially offset by reductions from project and contracting delays primarily related to acquisition integrations, the effect of ongoing transition of historically classified services revenues into subscriptions revenues for accounts converting to our E365 subscription offering with embedded Success Services, and declines in Maximo digital integrator services in Europe.

Revenues by Geographic Area
Revenues are allocated to individual countries based upon the location of users. Revenues by geographic area are as follows:

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2022	2021	Amount	%	%
Americas	$154,260	$108,862	$45,398	41.7%	42.5%
Europe, the Middle East, and Africa (“EMEA”)	77,480	73,848	3,632	4.9%	11.4%
Asia-Pacific (“APAC”)	43,777	39,295	4,482	11.4%	17.0%
Total revenues by geographic area	$275,517	$222,005	$53,512	24.1%	27.7%
•Americas. On a constant currency basis, the increase in revenues from the Americas was driven primarily by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $29,000 and improvements in our business performance of approximately $16,300. The increase in business performance was primarily due to expansion of our recurring subscriptions revenues from existing accounts in the U.S.
•EMEA. On a constant currency basis, the increase in revenues from EMEA was driven primarily by an increase in subscriptions revenues from our Seequent platform acquisition of approximately $8,400, partially offset by a reduction in our business performance of approximately $300 primarily driven by a decrease in perpetual licenses and services revenues.
•APAC. On a constant currency basis, the increase in revenues from APAC was driven primarily by an increase in subscriptions revenues from our Seequent platform acquisition of approximately $5,100 and improvements in our business performance of approximately $1,400. The increase in business performance was primarily due to expansion of our recurring subscriptions revenues from existing accounts in India and Australia.
Cost of Revenues

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2022	2021	Amount	%	%
Cost of subscriptions and licenses	$33,727	$28,945	$4,782	16.5%	19.5%
Cost of services	22,058	20,344	1,714	8.4%	10.4%
Total cost of revenues	$55,785	$49,289	$6,496	13.2%	15.7%
On a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $2,700, primarily due to our platform acquisition of Seequent and annual salary adjustments, and an increase in amortization expense for software and technology of approximately $1,900.
On a constant currency basis, cost of services increased primarily due to an increase in headcount‑related costs of approximately $2,600, primarily due to digital integrator business acquisitions and annual salary adjustments, partially offset by a decrease in facility-related costs of approximately $400.

Operating Expense (Income)

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2022	2021	Amount	%	%
Research and development	$61,273	$47,803	$13,470	28.2%	30.8%
Selling and marketing	45,945	32,440	13,505	41.6%	44.8%
General and administrative	51,154	33,221	17,933	54.0%	55.6%
Deferred compensation plan	(5,138)	167	(5,305)	*	*
Amortization of purchased intangibles	9,906	3,438	6,468	188.1%	196.1%
Total operating expenses	$163,140	$117,069	$46,071	39.4%	42.0%

*Not meaningful
Research and development. On a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $13,400, primarily due to our platform acquisition of Seequent and annual salary adjustments.
Selling and marketing. On a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $11,600, primarily due to our platform acquisition of Seequent and annual salary adjustments, and an increase in promotional costs of approximately $1,400.
General and administrative. On a constant currency basis, general and administrative expenses increased primarily due to an increase headcount-related costs of approximately $10,500, an increase in acquisition expenses of approximately $3,700, primarily due to expenses related to our platform acquisition of Power Line Systems, and an increase in third party subscription software and facilities costs of approximately $2,200. The approximate $10,500 increase in headcount-related costs was primarily comprised of an increase in salaries costs of approximately $6,000, primarily due to our platform acquisition of Seequent and annual salary adjustments, and an increase in stock‑based compensation expense of approximately $3,500.
Deferred compensation plan. For the three months ended March 31, 2022, deferred compensation plan income was $5,138 as compared to deferred compensation plan expense of $167 for the three months ended March 31, 2021. These amounts were attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. On a constant currency basis, amortization of purchased intangibles increased primarily due to amortization from recently acquired purchased intangibles.

Interest Expense, Net

	Three Months Ended
	March 31,
	2022	2021
Interest expense	$(7,124)	$(2,401)
Interest income	82	82
Interest expense, net	$(7,042)	$(2,319)

	Three Months Ended
	March 31,
	2022	2021
Revolving loan facility	$(2,225)	$(729)
Term loan	(1,067)	—
Interest rate swap	(294)	(301)
Convertible senior notes, coupon interest	(755)	(154)
Amortization and write-off of deferred debt issuance costs	(1,778)	(1,229)
Other, net	(923)	94
Interest expense, net	$(7,042)	$(2,319)
For the three months ended March 31, 2022, interest expense, net increased from the three months ended March 31, 2021 primarily due to a higher outstanding average balance under the revolving loan facility, and interest expense on the term loan and the convertible senior notes.
Other Income, Net

	Three Months Ended
	March 31,
	2022	2021
Foreign exchange (loss) gain	$(3,071)	$792
Other income, net	13,712	13,690
Total other income, net	$10,641	$14,482
For the three months ended March 31, 2022 and 2021, total other income, net consists of foreign exchange (losses) gains of $(3,071) and $792, respectively. The foreign exchange (losses) gains derive primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, customer deposits, and intercompany balances held by foreign subsidiaries.
For the three months ended March 31, 2022, other income, net includes a gain from the change in fair value of our interest rate swap of $12,084 and a gain on the sale of 50% of our interest in our aircraft of $2,029, partially offset by a loss from the change in fair value of acquisition contingent consideration of $500. For the three months ended March 31, 2021, other income, net includes a gain from the change in fair value of our interest rate swap of $13,661.

Provision for Income Taxes
The income tax provisions for the three months ended March 31, 2022 and 2021 were based on the estimated annual effective income tax rates adjusted for discrete items occurring during the periods presented. For the three months ended March 31, 2022 and 2021, we recognized an aggregate consolidated income tax expense of $3,231 and $10,358, respectively, for U.S. domestic and foreign income taxes. For the three months ended March 31, 2022 and 2021, we recorded discrete tax benefits of $12,728 and $7,485, respectively, primarily associated with significant windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions. The effective income tax rate of 5.4% on Income before income taxes of $60,191 for the three months ended March 31, 2022 was lower than the effective income tax rate of 15.3% on Income before income taxes of $67,810 for the three months ended March 31, 2021 primarily due to an increase in discrete tax benefits as discussed above.
Net Income

	Three Months Ended
	March 31,
	2022	2021
Net income	$56,388	$57,006
For the three months ended March 31, 2022, net income decreased by $618, or 1.1%, compared to the three months ended March 31, 2021. Net income as a percentage of total revenues was 20.5% and 25.7%, respectively. The changes are due to the factors described above.
Adjusted EBITDA and Adjusted Net Income

	Three Months Ended
	March 31,
	2022	2021
Adjusted EBITDA	$97,616	$82,976
Adjusted Net Income	$79,556	$64,130
For the three months ended March 31, 2022, Adjusted EBITDA increased by $14,640 compared to the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, Adjusted EBITDA as a percentage of total revenues was 35.4% and 37.4%, respectively.
For the three months ended March 31, 2022, Adjusted Net Income increased by $15,426 compared to the three months ended March 31, 2021. Adjusted Net Income as a percentage of total revenues was 28.9% for both the three months ended March 31, 2022 and 2021.
For additional information, including the limitations of using non‑GAAP financial measures, and reconciliations of the non‑GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP, see the section titled “—Non‑GAAP Financial Measures.”

Liquidity and Capital Resources:
Our primary source of operating cash is from the sale of subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist primarily of colleague-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. In addition to operating expenses, we also use cash to pay quarterly dividends, to service our debt obligations, and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities of BSY Investments, including iTwin Ventures for which, over a period of approximately 5 years, we expect to invest up to $100 million of corporate venture capital funding for seed, early, and growth stage technology companies with promising and emerging opportunities for infrastructure digital twin solutions strategically relevant to our business. In connection with the acquisition of Power Line Systems in January 2022, we used available cash and borrowings under our Credit Facility (described below) to fund the transaction.
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of March 31, 2022 and December 31, 2021, 95% and 48%, respectively, of our total cash and cash equivalents were located outside of the U.S. During the three months ended March 31, 2022, we repatriated $100,000 of undistributed previously taxed earnings generated by our foreign subsidiaries to the U.S. Subsequent to March 31, 2022, we repatriated $50,000 of accumulated undistributed previously taxed earnings generated by our foreign subsidiaries as of March 31, 2022 to the U.S. The repatriation was used to fund a portion of the acquisition of Power Line Systems. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the U.S.
We believe that existing cash and cash equivalent balances, together with cash generated from operations, and liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, market acceptance of our products, competitive factors, currency fluctuations, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing, including convertible debt, would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. The following table presents our domestic and foreign holdings of cash and cash equivalents:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents held domestically	$7,094	$170,267
Cash and cash equivalents held by foreign subsidiaries	122,523	159,070
Total cash and cash equivalents	$129,617	$329,337

The amount of cash and cash equivalents held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in Accumulated other comprehensive loss on our consolidated balance sheets.
Bank Credit Facility
We have an amended and restated Credit Agreement, which provides for an $850,000 senior secured revolving loan facility with a maturity date of November 15, 2025 and a $200,000 senior secured term loan as described further below (the “Credit Facility”).
Our $200,000 senior secured term loan has a maturity of November 15, 2025 (the “2021 Term Loan”). The 2021 Term Loan requires principal repayment at the end of each calendar quarter. Beginning with March 31, 2022 and ending with December 31, 2023, we are required to repay $1,250 per quarter. Beginning with March 31, 2024 and ending with the last such date prior to the maturity date, we are required to repay $2,500 per quarter. We incurred $540 of debt issuance costs related to the 2021 Term Loan. We used borrowings under the 2021 Term Loan to pay down borrowings under the swingline sub‑facility and revolving loan facility under the Credit Facility.
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including a $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, we had $409,634 and $849,850, respectively, available under the Credit Facility.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum net leverage ratios. As of March 31, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Facility.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which has a termination date of April 2, 2030. Under the terms of the interest rate swap, we fixed our London Interbank Offered Rate borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income, net in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, we recorded a swap related asset at fair value of $22,201 and $10,117, respectively, in Other assets in the consolidated balance sheets.
The weighted average interest rate under the Credit Facility was 2.32% and 1.90% for the three months ended March 31, 2022 and 2021, respectively.
Convertible Senior Notes
2027 Notes. On June 28, 2021, we completed a private offering of $575,000 of 0.375% convertible senior notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. We incurred $15,065 of expenses in connection with the 2027 Notes offering consisting of the payment of initial purchasers’ discounts and commissions, professional fees, and other expenses (“transaction costs”). We used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options described further below, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses.

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
The 2027 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of March 31, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes contain both affirmative and negative covenants. As of March 31, 2022, we were in compliance with all covenants in the 2027 Notes.

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
2026 Notes. On January 26, 2021, we completed a private offering of $690,000 of 0.125% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2026 Indenture”). Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. We incurred $18,055 of expenses in connection with the 2026 Notes offering consisting of transaction costs. We used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We used the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding certain acquisitions, including Seequent.
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
The 2026 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of March 31, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes contain both affirmative and negative covenants. As of March 31, 2022, we were in compliance with all covenants in the 2026 Notes.
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

Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our cash flow activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net Cash Provided By (Used In):
Operating activities	$101,731	$132,798
Investing activities	(700,575)	(60,630)
Financing activities	399,931	372,137
Operating activities
Net cash provided by operating activities was $101,731 for the three months ended March 31, 2022. Compared to the same period in the prior year, net cash provided by operating activities was lower by $31,067 due to a net decrease in net cash flows from the change in operating assets and liabilities of $49,851 and a decrease in net income of $618, partially offset by a net increase in non‑cash adjustments of $19,402. The net decrease in cash flows from the change in operating assets and liabilities was primarily related to lower incremental CSS deposits period over period and the overall timing of tax payments.
For the three months ended March 31, 2021, net cash provided by operating activities was $132,798 due to net income of $57,006 increased by $8,070 of non‑cash adjustments and $67,722 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $700,575 for the three months ended March 31, 2022, primarily due to $695,968 in acquisition related payments, net of cash acquired, to complete one acquisition.
For the three months ended March 31, 2021, net cash used in investing activities was $60,630, primarily due to $57,975 in acquisition related payments, net of cash acquired, to complete three acquisitions.
Financing activities
Net cash provided by financing activities was $399,931 for the three months ended March 31, 2022, primarily due to an increase in net borrowings under the Credit Facility of $438,966, partially offset by net payments for shares acquired of $35,117.
For the three months ended March 31, 2021, net cash provided by financing activities was $372,137, primarily due to the net proceeds from the 2026 Notes of $672,750, partially offset by a decrease in net borrowings under the Credit Facility of $246,000 and the purchase of capped call options of $25,530.
Subsequent Event after March 31, 2022
In April 2022, we completed one acquisition. The acquisition is not expected to be material to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Annual Report on Form 10‑K on file with the SEC.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10‑K on file with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From January 1, 2022 to March 31, 2022, we issued 10,881 shares of our Class B Common Stock pursuant to the vesting of restricted stock units.
From January 1, 2022 to March 31, 2022, we issued 809,751 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
From January 1, 2022 to March 31, 2022, we issued 735,000 shares of our Class B Common Stock pursuant to exercised options, which were issued to certain selling shareholder entities in connection with an acquisition completed in March 2018.
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

Bentley Systems, Incorporated

Date: May 10, 2022	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)