Form 10-Q
period 2022-06-30
BENTLEY SYSTEMS INC
filed 2022-08-09
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 2, 2022, the registrant had 11,601,757 shares of Class A and 276,774,655 shares of Class B Common Stock outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$93,411	$329,337
Accounts receivable	218,775	241,807
Allowance for doubtful accounts	(9,053)	(6,541)
Prepaid income taxes	17,641	16,880
Prepaid and other current assets	34,717	34,348
Total current assets	355,491	615,831
Property and equipment, net	29,603	31,823
Operating lease right-of-use assets	45,124	50,818
Intangible assets, net	316,258	245,834
Goodwill	2,215,909	1,588,477
Investments	10,666	6,438
Deferred income taxes	62,473	71,376
Other assets	64,085	48,646
Total assets	$3,099,609	$2,659,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,395	$16,483
Accruals and other current liabilities	339,395	323,603
Deferred revenues	201,598	224,610
Operating lease liabilities	16,595	17,482
Income taxes payable	12,431	6,696
Current portion of long-term debt	5,000	5,000
Total current liabilities	591,414	593,874
Long-term debt	1,825,505	1,430,992
Deferred compensation plan liabilities	75,525	94,890
Long-term operating lease liabilities	31,024	35,274
Deferred revenues	13,216	7,983
Deferred income taxes	49,490	65,014
Income taxes payable	7,433	7,725
Other liabilities	9,009	14,269
Total liabilities	2,602,616	2,250,021
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of June 30, 2022 and December 31, 2021, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 276,552,402 and 270,924,962 shares as of June 30, 2022 and December 31, 2021, respectively	2,882	2,825
Additional paid-in capital	981,203	937,805
Accumulated other comprehensive loss	(89,131)	(91,774)
Accumulated deficit	(397,961)	(439,634)
Total stockholders’ equity	496,993	409,222
Total liabilities and stockholders’ equity	$3,099,609	$2,659,243

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Subscriptions	$232,191	$186,442	$473,424	$374,567
Perpetual licenses	11,548	11,391	21,753	21,507
Subscriptions and licenses	243,739	197,833	495,177	396,074
Services	24,546	26,088	48,625	49,852
Total revenues	268,285	223,921	543,802	445,926
Cost of revenues:
Cost of subscriptions and licenses	36,806	29,881	70,533	58,826
Cost of services	22,888	23,570	44,946	43,914
Total cost of revenues	59,694	53,451	115,479	102,740
Gross profit	208,591	170,470	428,323	343,186
Operating expense (income):
Research and development	64,866	52,776	126,139	100,579
Selling and marketing	49,617	38,014	95,562	70,454
General and administrative	40,033	41,683	91,187	74,904
Deferred compensation plan	(12,159)	195	(17,297)	362
Amortization of purchased intangibles	10,517	4,589	20,423	8,027
Total operating expenses	152,874	137,257	316,014	254,326
Income from operations	55,717	33,213	112,309	88,860
Interest expense, net	(7,622)	(2,453)	(14,664)	(4,772)
Other income (expense), net	3,497	(3,777)	14,138	10,705
Income before income taxes	51,592	26,983	111,783	94,793
Benefit for income taxes	4,674	20,473	1,443	10,115
Loss from investment accounted for using the equity method, net of tax	(593)	(1,829)	(1,165)	(2,275)
Net income	55,673	45,627	112,061	102,633
Less: Net income attributable to participating securities	(11)	(3)	(20)	(3)
Net income attributable to Class A and Class B common stockholders	$55,662	$45,624	$112,041	$102,630
Per share information:
Net income per share, basic	$0.18	$0.15	$0.36	$0.34
Net income per share, diluted	$0.17	$0.14	$0.35	$0.32
Weighted average shares, basic	308,244,778	304,066,038	308,512,924	303,311,423
Weighted average shares, diluted	332,275,216	324,478,086	332,208,435	323,094,045

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$55,673	$45,627	$112,061	$102,633
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(13,820)	(19,513)	2,617	(28,695)
Actuarial gain on retirement plan, net of tax effect of $(5), $(9), $(10), and $(17), respectively	13	21	26	42
Total other comprehensive (loss) income, net of taxes	(13,807)	(19,492)	2,643	(28,653)
Comprehensive income	$41,866	$26,135	$114,704	$73,980

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, March 31, 2022	285,134,093	$2,851	$957,498	$(75,324)	$(427,372)	$457,653
Net income	—	—	—	—	55,673	55,673
Other comprehensive loss	—	—	—	(13,807)	—	(13,807)
Dividends declared	—	—	—	—	(8,678)	(8,678)
Shares issued in connection with deferred compensation plan	2,616,044	26	(26)	—	—	—
Deferred compensation plan elective participant deferrals	—	—	2,439	—	—	2,439
Shares issued in connection with Executive Bonus Plan, net	87,692	1	6,896	—	(3,005)	3,892
Stock option exercises, net	653,336	7	3,086	—	(749)	2,344
Acquisition option exercises, net	35,323	1	(1)	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	450
Stock-based compensation expense	—	—	10,862	—	—	10,862
Shares related to restricted stock, net	77,040	1	(1)	—	(593)	(593)
Repurchase of Class B Common Stock under approved program	(463,001)	(5)	—	—	(13,237)	(13,242)
Balance, June 30, 2022	288,154,159	$2,882	$981,203	$(89,131)	$(397,961)	$496,993

	Six Months Ended June 30, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	282,526,719	$2,825	$937,805	$(91,774)	$(439,634)	$409,222
Net income	—	—	—	—	112,061	112,061
Other comprehensive income	—	—	—	2,643	—	2,643
Dividends declared	—	—	—	—	(17,031)	(17,031)
Shares issued in connection with deferred compensation plan, net	3,425,795	34	(26)	—	(24,254)	(24,246)
Deferred compensation plan elective participant deferrals	—	—	3,108	—	—	3,108
Shares issued in connection with Executive Bonus Plan, net	159,797	2	11,891	—	(5,197)	6,696
Shares issued in connection with employee stock purchase plan	109,749	1	4,610	—	(121)	4,490
Stock option exercises, net	2,054,585	21	5,840	—	(8,400)	(2,539)
Acquisition option exercises, net	185,178	2	(2)	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	450
Stock-based compensation expense	—	—	17,529	—	—	17,529
Shares related to restricted stock, net	141,705	2	(2)	—	(2,148)	(2,148)
Repurchase of Class B Common Stock under approved program	(463,001)	(5)	—	—	(13,237)	(13,242)
Balance, June 30, 2022	288,154,159	$2,882	$981,203	$(89,131)	$(397,961)	$496,993

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, March 31, 2021	273,722,483	$2,737	$732,635	$(35,394)	$(345,981)	$353,997
Net income	—	—	—	—	45,627	45,627
Other comprehensive loss	—	—	—	(19,492)	—	(19,492)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	182,390
Purchase of capped call options, net of tax of $6,334	—	—	(19,591)	—	—	(19,591)
Dividends declared	—	—	—	—	(8,372)	(8,372)
Shares issued in connection with deferred compensation plan, net	1,862,576	19	—	—	(53,072)	(53,053)
Deferred compensation plan elective participant deferrals	—	—	639	—	—	639
Shares issued in connection with Executive Bonus Plan, net	69,486	1	6,148	—	(2,679)	3,470
Stock option exercises, net	2,393,937	24	2,549	—	(21,869)	(19,296)
Shares issued for stock grants	7,824	—	450	—	—	450
Stock-based compensation expense	—	—	5,762	—	—	5,762
Shares related to restricted stock, net	(8,521)	—	—	—	—	—
Balance, June 30, 2021	281,189,127	$2,812	$910,951	$(54,886)	$(386,346)	$472,531

	Six Months Ended June 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$341,599
Net income	—	—	—	—	102,633	102,633
Other comprehensive loss	—	—	—	(28,653)	—	(28,653)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	182,390
Purchase of capped call options, net of tax of $12,584	—	—	(39,021)	—	—	(39,021)
Dividends declared	—	—	—	—	(16,591)	(16,591)
Shares issued in connection with deferred compensation plan, net	2,202,079	22	—	—	(61,934)	(61,912)
Deferred compensation plan elective participant deferrals	—	—	1,493	—	—	1,493
Shares issued in connection with Executive Bonus Plan, net	149,447	2	11,721	—	(4,716)	7,007
Stock option exercises, net	3,657,058	36	4,288	—	(29,027)	(24,703)
Shares issued for stock grants	7,824	—	450	—	—	450
Stock-based compensation expense	—	—	8,548	—	—	8,548
Shares related to restricted stock, net	(123,127)	(1)	—	—	(708)	(709)
Balance, June 30, 2021	281,189,127	$2,812	$910,951	$(54,886)	$(386,346)	$472,531

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$112,061	$102,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,730	19,280
Bad debt allowance	3,791	291
Deferred income taxes	(16,806)	(915)
Stock-based compensation expense	32,568	20,598
Deferred compensation plan	(17,297)	1,855
Amortization and write-off of deferred debt issuance costs	3,646	2,371
Change in fair value of derivative	(19,490)	(7,735)
Change in fair value of contingent consideration	500	—
Change on fair value of investments	(112)	—
Gain on sale of aircraft	(2,029)	—
Foreign currency remeasurement loss (gain)	5,748	(2,371)
Loss from investment accounted for using the equity method, net of tax	1,165	2,275
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	15,581	(4,665)
Prepaid and other assets	3,325	10,485
Accounts payable, accruals, and other liabilities	25,683	37,623
Deferred revenues	(20,292)	(5,746)
Income taxes payable, net of prepaid income taxes	4,958	(26,957)
Net cash provided by operating activities	168,730	149,022
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(6,589)	(4,750)
Proceeds from sale of aircraft	2,380	—
Acquisitions, net of cash acquired	(714,197)	(1,002,551)
Other investing activities	(5,561)	(700)
Net cash used in investing activities	(723,967)	(1,008,001)
Cash flows from financing activities:
Proceeds from credit facilities	657,981	581,233
Payments of credit facilities	(264,107)	(790,846)
Proceeds from convertible senior notes, net of discounts and commissions	—	1,233,377
Payments of debt issuance costs	—	(4,951)
Purchase of capped call options	—	(51,555)
Repayment of term loan	(2,500)	—
Payments of financing leases	(89)	(101)
Payments of acquisition debt and other consideration	(5,059)	(544)
Payments of dividends	(17,163)	(16,591)
Proceeds from stock purchases under employee stock purchase plan	4,611	—
Proceeds from exercise of stock options	5,861	4,324
Payments for shares acquired including shares withheld for taxes	(40,520)	(87,836)
Repurchase of Class B Common Stock under approved program	(13,242)	—
Net cash provided by financing activities	325,773	866,510
Effect of exchange rate changes on cash and cash equivalents	(6,462)	1,617
(Decrease) increase in cash and cash equivalents	(235,926)	9,148
Cash and cash equivalents, beginning of year	329,337	122,006
Cash and cash equivalents, end of period	$93,411	$131,154

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Supplemental information:
Cash paid for income taxes	$11,606	$25,109
Income tax refunds	1,076	5,895
Interest paid	10,528	1,871
Non-cash investing and financing activities:
Shares issued related to acquisition	—	182,390
Contingent acquisition consideration	—	4,991
Deferred, non-contingent consideration, net	—	9,593
Convertible senior notes expenses included in Accounts payable and Accruals and other current liabilities	—	692
Capped call options expenses included in Accounts payable and Accruals and other current liabilities	—	50
Share-settled Executive Bonus Plan awards	11,893	11,723
Deferred compensation plan elective participant deferrals	3,108	1,493

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
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. The expedients and exceptions provided by ASU 2020‑04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by ASU 2020‑04 during the six months ended June 30, 2022.

Recently Adopted Accounting Guidance
In October 2021, the FASB issued ASU No. 2021‑08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021‑08”), which improves the comparability of accounting for acquired revenue contracts with customers in a business combination. The new guidance is meant to reduce diversity in practice and inconsistencies related to recognition of an acquired contract liability and revenue contract payment terms and their effect on subsequent revenue recognized by the acquirer. During the fourth quarter of 2021, the Company early adopted the ASU effective January 1, 2021 using the modified retrospective method of adoption and retrospectively recasted interim prior period amounts presented in the accompanying unaudited consolidated financial statements for acquisitions subsequent to January 1, 2021. The adoption of this ASU did not have a material impact on the accompanying unaudited consolidated financial statements.
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
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of June 30, 2022 and December 31, 2021, the Company has deferred $17,197 and $18,020, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	June 30, 2022	December 31, 2021
Contract assets	$434	$336
Deferred revenues	214,814	232,593
As of June 30, 2022 and December 31, 2021, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of June 30, 2022 and December 31, 2021.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users.
For the six months ended June 30, 2022, $139,873 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $131,051, which were primarily related to new billings and acquisitions (see Note 4). For the six months ended June 30, 2021, $135,237 of revenues that were included in the December 31, 2020 deferred revenues balance were recognized. There were additional deferrals of $153,133, which were primarily related to new billings.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2022, amounts allocated to these remaining performance obligations are $214,814, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Subscriptions:
SELECT subscriptions	$66,579	$66,934	$133,177	$133,074
Enterprise subscriptions (1)	81,593	67,662	163,420	138,677
Term license subscriptions	84,019	51,846	176,827	102,816
Subscriptions	232,191	186,442	473,424	374,567
Perpetual licenses	11,548	11,391	21,753	21,507
Subscriptions and licenses	243,739	197,833	495,177	396,074
Services:
Recurring	4,173	5,006	8,874	11,083
Other	20,373	21,082	39,751	38,769
Services	24,546	26,088	48,625	49,852
Total revenues	$268,285	$223,921	$543,802	$445,926

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $72,905 and $53,753 for the three months ended June 30, 2022 and 2021, respectively, and $141,503 and $102,018 for the six months ended June 30, 2022 and 2021, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended June 30, 2022 and 2021, the Company recognized $129,872 and $88,652 of license related revenues, respectively, of which $118,324 and $77,261, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized $255,097 and $184,277 of license related revenues, respectively, of which $233,344 and $162,770, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% of its total revenues through channel partners for the three months ended June 30, 2022 and 2021, and 7% and 8% of its total revenues through channel partners for the six months ended June 30, 2022 and 2021, respectively.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas (1)	$144,359	$112,894	$298,619	$221,756
Europe, the Middle East, and Africa (“EMEA”)	74,800	69,157	152,280	143,005
Asia-Pacific (“APAC”)	49,126	41,870	92,903	81,165
Total revenues	$268,285	$223,921	$543,802	$445,926

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $108,456 and $91,689 for the three months ended June 30, 2022 and 2021, respectively, and $224,589 and $184,629 for the six months ended June 30, 2022 and 2021, respectively.
Note 4: Acquisitions
For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company completed a number of acquisitions, for an aggregate purchase price of $733,190 and $1,269,844, respectively. On January 31, 2022, the Company completed the acquisition of Power Line Systems, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Number of acquisitions	2	13
Cash paid at closing (1)	$733,343	$1,072,820
Cash acquired	(19,146)	(37,837)
Net cash paid	$714,197	$1,034,983

(1)Of the cash paid at closing for the six months ended June 30, 2022 and year ended December 31, 2021, $3,000 and $8,701, respectively, was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Accruals and other current liabilities	$1,923	$5,382
Other liabilities	—	1,231
Contingent consideration from acquisitions	$1,923	$6,613

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Accruals and other current liabilities	$5,487	$4,751
Other liabilities	2,983	6,177
Non-contingent consideration from acquisitions	$8,470	$10,928
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for two acquisitions completed during the six months ended June 30, 2022. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended June 30, 2022 and 2021, the Company incurred acquisition expenses of $677 and $10,233, respectively, and $11,251 and $17,094 for the six months ended June 30, 2022 and 2021, respectively, which include costs related to legal, accounting, valuation, insurance, general administrative, and other consulting fees. For the three and six months ended June 30, 2022, $26 and $9,799, respectively, of the Company’s acquisition expenses related to the acquisition of Power Line Systems. For the three and six months ended June 30, 2021, $9,180 and $15,896, respectively, of the Company’s acquisition expenses related to the acquisition of Seequent.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Consideration:
Cash paid at closing	$733,343	$1,072,820
Shares issued at closing (1)(2)	—	182,390
Contingent consideration	—	4,544
Deferred, non-contingent consideration, net	—	10,090
Other	(153)	—
Total consideration	$733,190	$1,269,844
Assets acquired and liabilities assumed:
Cash	$19,146	$37,837
Accounts receivable and other current assets	1,630	24,174
Operating lease right-of-use assets	1,237	12,095
Property and equipment	963	4,383
Other assets	—	874
Software and technology (weighted average useful life of 5 years)	10,400	43,560
Customer relationships (weighted average useful life of 10 and 9 years, respectively)	79,800	158,555
Trademarks (weighted average useful life of 10 years)	5,600	38,256
In-process research and development	—	3,700
Total identifiable assets acquired excluding goodwill	118,776	323,434
Accruals and other current liabilities	(714)	(27,649)
Deferred revenues	(11,292)	(26,245)
Operating lease liabilities	(1,237)	(11,988)
Deferred income taxes	(6,865)	(53,342)
Other liabilities	—	(716)
Total liabilities assumed	(20,108)	(119,940)
Net identifiable assets acquired excluding goodwill	98,668	203,494
Goodwill	634,522	1,066,350
Net assets acquired	$733,190	$1,269,844

(1)Of the total 3,141,342 shares issued at closing, 83,627 shares are subject to forfeiture if post‑closing employment service conditions are not met and accordingly are being recorded as stock‑based compensation expense over the related forfeiture period of two years (see Note 15).
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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $524,360 of the goodwill recorded relating to the 2022 acquisitions will be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
Had the acquisition of Seequent been made at the beginning of 2020, unaudited pro forma total revenues for the three and six months ended June 30, 2021 would have been $241,762 and $497,545, respectively. Net income, net income per share, basic, and net income per share, diluted for the three and six months ended June 30, 2021 would not have been materially different than the amounts reported primarily due to the pro forma adjustments to reflect the amortization of purchased intangibles and the cost to finance the transaction, net of the related tax effects.
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
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
Land	$2,811	$2,811
Building and improvements	36,099	35,188
Computer equipment and software	47,994	47,651
Furniture, fixtures, and equipment	13,980	14,274
Aircraft	2,038	4,075
Other	59	61
Property and equipment, at cost	102,981	104,060
Less: Accumulated depreciation	(73,378)	(72,237)
Total property and equipment, net	$29,603	$31,823
Depreciation expense was $2,922 and $2,617 for the three months ended June 30, 2022 and 2021, respectively, and $5,412 and $5,114 for the six months ended June 30, 2022 and 2021, respectively.

Related Party Equipment Sale
In January 2022, the audit committee of the Company’s board of directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income (expense), net in the consolidated statement of operations for the six months ended June 30, 2022. Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the six months ended June 30, 2022. Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures, the Company determined this transaction was to a related party.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2021	$1,588,477
Acquisitions	634,522
Foreign currency translation adjustments	(7,128)
Other adjustments	38
Balance, June 30, 2022	$2,215,909
Details of intangible assets other than goodwill are as follows:

		June 30, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$93,811	$(50,783)	$43,028	$101,588	$(63,225)	$38,363
Customer relationships	3-10 years	322,437	(97,533)	224,904	245,325	(83,799)	161,526
Trademarks	3-10 years	68,673	(23,763)	44,910	63,080	(20,893)	42,187
Non-compete agreements	5 years	350	(173)	177	350	(139)	211
		485,271	(172,252)	313,019	410,343	(168,056)	242,287
Intangible assets not subject to amortization:
In-process research and development		3,239	—	3,239	3,547	—	3,547
Total intangible assets		$488,510	$(172,252)	$316,258	$413,890	$(168,056)	$245,834
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of subscriptions and licenses	$3,154	$1,095	$6,176	$2,246
Amortization of purchased intangibles	10,517	4,589	20,423	8,027
Total amortization expense	$13,671	$5,684	$26,599	$10,273

Note 7: Investments
As of June 30, 2022 and December 31, 2021, the Company’s investments consist of cost method investments of $10,666 and $6,438, respectively. The carrying amount of the Company’s equity method investment was zero as of June 30, 2022 and December 31, 2021.
Through iTwin Ventures, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. The Company recorded these investments under the cost method. For the six months ended June 30, 2022, the Company invested $4,361 in cost method investments.
The Company accounts for Digital Construction Works, Inc. (“DCW”) using the equity method. DCW, a 50%‑owned joint venture with Topcon Positioning Systems, Inc., operates as a digital integrator of software and cloud services for the construction industry. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. For the six months ended June 30, 2022, the Company invested $1,200 in DCW. Pursuant to FASB ASC Topic 850, Related Party Disclosures, the Company has determined that DCW is a related party. For the six months ended June 30, 2022, transactions between the Company and DCW were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented and it expired during the second quarter of 2022. As of June 30, 2022, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
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
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$5,195	$4,845	$10,948	$9,388
Variable lease cost	968	920	2,241	1,888
Short-term lease cost	5	7	10	11
Total operating lease cost	$6,168	$5,772	$13,199	$11,287

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $5,014 and $4,618 for the three months ended June 30, 2022 and 2021, respectively, and $10,567 and $8,969 for the six months ended June 30, 2022 and 2021, respectively.

Other information related to leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,092	$9,573
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$5,091	$3,457

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $1,237 and $12,418 for the six months ended June 30, 2022 and 2021, respectively.
The weighted average remaining lease term for operating leases was 4.0 years and 4.1 years as of June 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 2.8% and 2.5% as of June 30, 2022 and December 31, 2021, respectively.
Maturities of operating lease liabilities are as follows:

June 30, 2022
Remainder of 2022	$9,522
2023	14,800
2024	9,736
2025	6,760
2026	4,265
Thereafter	5,993
Total future lease payments	51,076
Less: Imputed interest	(3,457)
Total operating lease liabilities	$47,619
As of June 30, 2022, the Company had additional operating lease minimum lease payments of $1,720 for executed leases that have not yet commenced, primarily for office locations.
Supplemental balance sheet information related to the financing lease was as follows:

	June 30, 2022	December 31, 2021
Property and equipment	$437	$484
Accumulated depreciation	(437)	(453)
Property and equipment, net	$—	$31

Total financing lease liabilities included in Accruals and other current liabilities	$—	$98

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
CSS deposits	$196,449	$162,046
Accrued benefits	41,103	36,656
Accrued compensation	29,161	37,725
Due to customers	12,797	12,798
Employee stock purchase plan contributions	5,820	4,818
Non-contingent consideration from acquisitions	5,487	4,751
Accrued acquisition stay bonus	5,449	9,461
Accrued cloud provisioning costs	4,773	5,862
Accrued professional fees	4,465	6,940
Accrued indirect taxes	4,206	7,520
Deferred compensation plan liabilities	2,041	7,309
Contingent consideration from acquisitions	1,923	5,382
Other accrued and current liabilities	25,721	22,335
Total accruals and other current liabilities	$339,395	$323,603
Note 10: Long‑Term Debt
Long‑term debt consists of the following:

	June 30, 2022	December 31, 2021
Bank credit facility:
Revolving loan facility	$393,874	$—
Term loan:
Principal	197,500	200,000
Unamortized debt issuance costs	(465)	(534)
Term loan net carrying value	197,035	199,466
Bank credit facility net carrying value	590,909	199,466
2026 Notes:
Principal	690,000	690,000
Unamortized debt issuance costs	(12,861)	(14,677)
2026 Notes net carrying value	677,139	675,323
2027 Notes:
Principal	575,000	575,000
Unamortized debt issuance costs	(12,543)	(13,797)
2027 Notes net carrying value	562,457	561,203
Total net carrying value	1,830,505	1,435,992
Less: Current portion of long-term debt	(5,000)	(5,000)
Total long-term debt	$1,825,505	$1,430,992

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
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including a $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had $455,976 and $849,850, respectively, available under the Credit Facility.
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum net leverage ratios. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants in its Credit Facility.
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
As of June 30, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes contain both affirmative and negative covenants. As of June 30, 2022, the Company was in compliance with all covenants in the 2026 Notes.

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
As of June 30, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes contain both affirmative and negative covenants. As of June 30, 2022, the Company was in compliance with all covenants in the 2027 Notes.
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

Interest Expense
Interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Bank credit facility (1):
Revolving loan facility	$3,540	$850	$5,765	$1,579
Term loan	1,391	—	2,458	—
Interest rate swap	(17)	316	277	617
Amortization and write-off of deferred debt issuance costs	333	221	576	796
	5,247	1,387	9,076	2,992
2026 Notes:
0.125% Coupon interest	230	217	446	371
Amortization of deferred debt issuance costs	908	907	1,816	1,561
	1,138	1,124	2,262	1,932
2027 Notes:
0.375% Coupon interest	539	12	1,078	12
Amortization of deferred debt issuance costs	627	14	1,254	14
	1,166	26	2,332	26
Other obligations	153	45	1,158	33
Total interest expense	$7,704	$2,582	$14,828	$4,983

(1)The weighted average interest rate was 2.89% and 2.11% for the three months ended June 30, 2022 and 2021, respectively, and 2.62% and 2.18% for the six months ended June 30, 2022 and 2021, respectively.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which has a termination date of April 2, 2030. Under the terms of the interest rate swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company recorded a swap related asset at fair value of $29,607 and $10,117, respectively, in Other assets in the consolidated balance sheets.
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
For the three months ended June 30, 2022 and 2021, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $6,811 and $7,683, respectively, and $16,530 and $16,558 for the six months ended June 30, 2022 and 2021, respectively.
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
DCP participants’ holdings in phantom investment funds are classified as liabilities in either Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheets as they will be settled in cash upon eventual distribution. The deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.

Deferred compensation plan (income) expense was $(12,159) and $195 for the three months ended June 30, 2022 and 2021, respectively, and $(17,297) and $362 for the six months ended June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022 and 2021, DCP elective participant deferrals were $3,108 and $1,493, respectively. No discretionary contributions were made to the DCP during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 21,570,161 and 25,384,449, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Accruals and other current liabilities	$2,041	$7,309
Deferred compensation plan liabilities	75,525	94,890
Total DCP liabilities	$77,566	$102,199
Note 13: Common Stock
BSY Stock Repurchase Program
On May 11, 2022, the Company announced that its board of directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B Common Stock through June 30, 2024. The Repurchase Program is used to offset dilution from the issuance of the Company’s Class B Common Stock under the Company’s stock‑based plans to enhance stockholder value. The shares proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. For the six months ended June 30, 2022, the Company repurchased 463,001 shares for $13,242.
Common Stock Issuances, Sales, and Repurchases
On June 17, 2021, the Company issued 3,141,342 shares of the Company’s Class B Common Stock pursuant to the acquisition of Seequent (see Note 4).
For the six months ended June 30, 2022, the Company issued 2,054,585 shares of Class B Common Stock to colleagues who exercised their stock options, net of 355,063 shares withheld at exercise to pay for the cost of the stock options, as well as for $8,400 of applicable income tax withholdings. The Company received $5,861 in proceeds from the exercise of stock options. For the six months ended June 30, 2021, the Company issued 3,657,058 shares of Class B Common Stock to colleagues who exercised their stock options, net of 860,335 shares withheld at exercise to pay for the cost of the stock options, as well as for $29,027 of applicable income tax withholdings. The Company received $4,324 in proceeds from the exercise of stock options.
For the six months ended June 30, 2022, the Company issued 185,178 shares of Class B Common Stock related to the exercise of acquisition options (see Note 15), net of 714,822 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.

For the six months ended June 30, 2022 and 2021, the Company issued 159,797 and 149,447 shares of Class B Common Stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 283,913 shares awarded for the six months ended June 30, 2022, 124,116 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,197. Of the total 249,189 shares awarded for the six months ended June 30, 2021, 99,742 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $4,716.
For the six months ended June 30, 2022 and 2021, the Company issued 3,425,795 and 2,202,079 shares of Class B Common Stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the six months ended June 30, 2022 totaled 3,926,105 shares of which 500,310 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246. The distribution in shares for the six months ended June 30, 2021 totaled 3,527,023 shares of which 1,324,944 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $61,912.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2022:
Second quarter	$0.03	$8,678
First quarter	0.03	8,353
2021:
Second quarter	$0.03	$8,372
First quarter	0.03	8,219
Global Employee Stock Purchase Plan
The Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). During the six months ended June 30, 2022, colleagues who elected to participate in the ESPP purchased a total of 109,749 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $4,611. Of the total 112,249 shares purchased, 2,500 shares were sold back to the Company to pay for applicable income tax withholdings of $121. During the six months ended June 30, 2021, no shares were issued under the ESPP. As of June 30, 2022 and December 31, 2021, $5,820 and $4,818 of ESPP withholding via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended June 30, 2022 and 2021:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2022	$(74,430)	$(894)	$(75,324)
Other comprehensive (loss) income, before taxes	(13,820)	18	(13,802)
Tax expense	—	(5)	(5)
Other comprehensive (loss) income, net of taxes	(13,820)	13	(13,807)
Balance, June 30, 2022	$(88,250)	$(881)	$(89,131)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2021	$(34,401)	$(993)	$(35,394)
Other comprehensive (loss) income, before taxes	(19,513)	30	(19,483)
Tax expense	—	(9)	(9)
Other comprehensive (loss) income, net of taxes	(19,513)	21	(19,492)
Balance, June 30, 2021	$(53,914)	$(972)	$(54,886)
Accumulated other comprehensive loss consists of the following during the six months ended June 30, 2022 and 2021:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2021	$(90,867)	$(907)	$(91,774)
Other comprehensive income, before taxes	2,617	36	2,653
Tax expense	—	(10)	(10)
Other comprehensive income, net of taxes	2,617	26	2,643
Balance, June 30, 2022	$(88,250)	$(881)	$(89,131)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(28,695)	59	(28,636)
Tax expense	—	(17)	(17)
Other comprehensive (loss) income, net of taxes	(28,695)	42	(28,653)
Balance, June 30, 2021	$(53,914)	$(972)	$(54,886)

Note 15: Equity Awards and Instruments
Stock-Based Compensation Expense
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Bonus Plan expense (see Note 11)	$5,978	$5,471	$14,139	$11,595
Restricted stock and restricted stock units (“RSUs”) expense (1)	9,197	4,961	14,562	6,458
ESPP expense (see Note 13)	1,149	428	1,829	877
Stock option expense	611	723	1,367	1,721
Stock grants expense	450	450	450	450
DCP elective participant deferrals expense (2) (see Note 12)	84	—	221	—
Total stock-based compensation expense (3)	$17,469	$12,033	$32,568	$21,101

(1)Includes acquisition‑related shares (see Note 4).
(2)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(3)As of June 30, 2022 and December 31, 2021, $6,163 and $6,749 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of subscriptions and licenses	$785	$410	$1,170	$499
Cost of services	564	207	947	450
Research and development	5,544	4,887	10,939	8,842
Selling and marketing	2,189	1,515	3,643	2,303
General and administrative	8,387	5,014	15,869	9,007
Total stock-based compensation expense	$17,469	$12,033	$32,568	$21,101
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

Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2021	6,917,925	$5.26
Exercised	(2,409,648)	4.71
Forfeited and expired	(91,125)	5.64
Outstanding, June 30, 2022	4,417,152	$5.56	1.4	$122,552
Exercisable, June 30, 2022	3,453,277	$5.50	1.3	$95,988
For the six months ended June 30, 2022 and 2021, the Company received cash proceeds of $5,861 and $4,324, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the six months ended June 30, 2022 and 2021 was $82,288 and $206,097, respectively.
As of June 30, 2022, there was $1,162 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.7 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options have a five‑year term, were exercisable on March 27, 2022, and have an initial exercise price of $6.805 per share. The exercise price of the options is subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. During the six months ended June 30, 2022, 900,000 shares were exercised. No acquisition options remain outstanding as of June 30, 2022.
Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B Common Stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business profitability and growth targets, which include growth in annualized recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services, and certain non‑financial performance targets. Performance targets are generally set for performance periods of one to three years.

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-		Performance-		Weighted	Weighted
	Total		Based		Based		Average	Average
	Restricted		Restricted		Restricted		Grant Date	Grant Date
	Stock		Stock		Stock		Fair Value	Fair Value
	and RSUs		and RSUs		and RSUs		Per Share	Per Share
Unvested, December 31, 2021	1,708,545		1,611,862		96,683	(4)	$32.81	$49.93
Granted	1,431,550	(1)	1,074,604	(3)	356,946	(5)	39.27	38.26
Vested	(214,382)		(123,212)		(91,170)	(4)	49.78	49.93
Forfeited and canceled	(89,997)		(84,484)		(5,513)		33.48	49.93
Unvested, June 30, 2022	2,835,716	(2)	2,478,770		356,946		34.74	38.26

(1)For the six months ended June 30, 2022, the Company only granted RSUs.
(2)Includes 63,422 RSUs which are expected to be settled in cash.
(3)Includes 199,076 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vest on January 31, 2025.
(4)Relates to the 2021 annual performance period. Total stock‑based compensation expense associated with these awards was fully recognized as of December 31, 2021.
(5)Primarily relates to the 2022 annual performance period, except for 185,186 performance‑based RSUs granted during the three months ended March 31, 2022 with extraordinary terms, which are described below.
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
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the six months ended June 30, 2022 and 2021, 10,888 and 10,864 shares, respectively, were delivered to colleagues, and 16 and 23 additional shares, respectively, were earned as a result of dividends. As of June 30, 2022 and December 31, 2021, 9,349 and 20,221 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $39.02 and $49.86, for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 and 2021, restricted stock and RSUs were issued net of 52,026 and 14,869 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $2,148 and $708, respectively.
As of June 30, 2022, there was $74,275 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock. As of June 30, 2022, there was $11,006 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years.
Stock Grants
For the six months ended June 30, 2022 and 2021, the Company granted 13,632 and 7,824 fully vested shares of Class B Common Stock, respectively, with a fair value of $450.
Note 16: Income Taxes
The following is a summary of Income before income taxes, Benefit for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before income taxes	$51,592	$26,983	$111,783	$94,793
Benefit for income taxes	$(4,674)	$(20,473)	$(1,443)	$(10,115)
Effective tax rate	(9.1)%	(75.9)%	(1.3)%	(10.7)%
For the three and six months ended June 30, 2022, the effective tax rate was higher primarily due to the decrease in discrete tax benefits recognized in the respective periods. For the three months ended June 30, 2022 and 2021, the Company recorded discrete tax benefits of $19,024 and $28,967, respectively, and $31,752 and $36,452 for the six months ended June 30, 2022 and 2021, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
During the three and six months ended June 30, 2022, the Company repatriated $50,000 and $150,000, respectively, of undistributed previously taxed earnings generated by its foreign subsidiaries to the U.S. The repatriations were used to fund the acquisition of Power Line Systems (see Note 4). The cash repatriations did not have a material impact on Benefit for income taxes for the three and six months ended June 30, 2022.
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

The following is a summary of the interest rate swap activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Recognized in Consolidated
	2022	2021	2022	2021	Statements of Operations
Interest rate swap:
Gain (loss) from change in fair value	$7,406	$(5,926)	$19,490	$7,735	Other income (expense), net
(Refunds) payments	(17)	316	277	617	Interest expense, net
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
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of June 30, 2022 and December 31, 2021:
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
Long-term debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of June 30, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $601,825 and $450,467, respectively. As of December 31, 2021, the estimated fair value of the 2026 Notes and 2027 Notes was $720,284 and $531,915, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19	$—	$—	$19
Interest rate swap (2)	—	29,607	—	29,607
Total assets	$19	$29,607	$—	$29,626
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$1,923	$1,923
Deferred compensation plan liabilities (4)	77,566	—	—	77,566
Cash-settled equity awards (5)	447	—	—	447
Total liabilities	$78,013	$—	$1,923	$79,936

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21	$—	$—	$21
Interest rate swap (2)	—	10,117	—	10,117
Total assets	$21	$10,117	$—	$10,138
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$6,613	$6,613
Deferred compensation plan liabilities (4)	102,199	—	—	102,199
Cash-settled equity awards (5)	353	—	—	353
Total liabilities	$102,552	$—	$6,613	$109,165

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $1,923 and $5,382 as of June 30, 2022 and December 31, 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.

(4)Included in Deferred compensation plan liabilities, except for current liabilities of $2,041 and $7,309 as of June 30, 2022 and December 31, 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.
The following is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Balance, beginning of year	$6,613	$4,299
Payments	(5,059)	(2,371)
Addition	—	4,544
Change in fair value	500	294
Foreign currency translation adjustments	(131)	(153)
Balance, end of period	$1,923	$6,613
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of June 30, 2022, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $33,226 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	June 30, 2022	December 31, 2021
Americas (1)	$179,628	$99,500
EMEA	34,177	44,730
APAC	177,180	184,245
Total long-lived assets	$390,985	$328,475

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense (see Note 10)	$(7,704)	$(2,582)	$(14,828)	$(4,983)
Interest income	82	129	164	211
Interest expense, net	$(7,622)	$(2,453)	$(14,664)	$(4,772)
Note 21: Other Income (Expense), Net
Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$7,406	$(5,926)	$19,490	$7,735
Foreign exchange (loss) gain (1)	(4,717)	1,406	(7,788)	2,198
Sale of aircraft (see Note 5)	—	—	2,029	—
Change in fair value of acquisition contingent consideration	—	—	(500)	—
Other income, net	808	743	907	772
Total other income (expense), net	$3,497	$(3,777)	$14,138	$10,705

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange (losses) gains of $(5,799) and $963 for the three months ended June 30, 2022 and 2021, respectively, $(6,563) and $1,443 for the six months ended June 30, 2022 and 2021, respectively.

Note 22: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of June 30, 2022 and 2021, there were 356,946 and 99,808 participating securities outstanding, respectively.
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

The details of basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$55,673	$45,627	$112,061	$102,633
Less: Net income attributable to participating securities	(11)	(3)	(20)	(3)
Net income attributable to Class A and Class B common stockholders, basic	55,662	45,624	112,041	102,630
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,705	841	3,400	1,430
Net income attributable to Class A and Class B common stockholders, diluted	$57,367	$46,465	$115,441	$104,060

Denominator:
Weighted average shares, basic	308,244,778	304,066,038	308,512,924	303,311,423
Dilutive effect of stock options, restricted stock, and RSUs	6,167,330	9,389,339	5,854,791	10,388,725
Dilutive effect of ESPP	195,485	110,355	173,097	112,360
Dilutive effect of assumed conversion of convertible senior notes	17,667,623	10,912,354	17,667,623	9,281,537
Weighted average shares, diluted	332,275,216	324,478,086	332,208,435	323,094,045

Net income per share, basic	$0.18	$0.15	$0.36	$0.34
Net income per share, diluted	$0.17	$0.14	$0.35	$0.32
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
RSUs	223,731	495,368	223,731	495,368
Total anti-dilutive securities	223,731	495,368	223,731	495,368

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
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. Our software enables digital workflows across engineering disciplines, distributed project teams, from offices to the field, and across computing form factors, including desktops, on‑premises servers, cloud‑native services, mobile devices, and web browsers. We deliver our solutions via on‑premises, cloud, and hybrid environments. Our users engineer, construct, and operate projects and assets across the following infrastructure sectors:
•public works (including roads, rail, bridges, tunnels, airports, ports, and federal, state, and municipal agencies)/utilities (including networks for electricity, gas, communications, and water, wastewater, and drainage). We estimate that this sector represents 49% of the net infrastructure asset value of the global top 500 infrastructure owners based on the 2021 edition of the Bentley Infrastructure 500 Top Owners, our annual compilation of the world’s largest infrastructure owners ranked by net depreciated value of their tangible fixed assets;
•industrial (including discrete and process manufacturing, oil and gas “downstream,” and power generation). We estimate that this sector represents 18% of the global top 500 infrastructure owners’ net infrastructure asset value;
•resources (including mining, oil and gas “upstream,” offshore, pipelines, environmental management, and renewable energy). We estimate that this sector represents 22% of the global top 500 infrastructure owners’ net infrastructure asset value; and
•commercial/facilities (including office buildings, retail facilities, hospitals, and campuses). We estimate that this sector represents 11% of the global top 500 infrastructure owners’ net infrastructure asset value.
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
Our sources of revenue growth, in order of magnitude and excluding the impact from acquisitions, come from additional subscriptions revenue growth from existing accounts using the same products, additional subscriptions revenue growth from existing accounts using new products, and subscriptions revenue growth from new accounts. For the year ended December 31, 2021, subscriptions represented 84% of our total revenues, and together with certain services revenues that are recurring in nature and represented 2% of our total revenues, brought the proportion of our recurring revenues to 86% of our total revenues. The remaining 14% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring services. We have a highly‑diversified account base, with our largest account representing no more than 2.5% of our total revenues in 2021. Our 2021 total revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with over 70% of our 2021 total revenues from organizations that have been our accounts for over ten years. Between 2001 and 2021, our total revenues had an approximately 8% compound annual growth rate.
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
•Enterprise 365 (“E365”) Subscriptions. Under our E365 subscription, participating accounts have unrestricted access to our comprehensive software portfolio, similar to ELS, however they are charged based upon daily usage. E365 subscriptions can contain quarterly usage floors or collars as accounts transition to the usage model or for accounts within the public sector. The daily usage fee also includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of our software. We are completing efforts to transition ELS subscribers to E365 subscriptions, primarily to simplify pricing, more closely align consumption to monetization, and to establish Success Blueprints as recurring to ensure better business outcomes for our users. In transitioning subscribers to E365, we recognize a greater proportion of our revenues on a quarterly basis rather than substantially upfront. See the section titled “—Key Factors Impacting Comparability and Performance.”
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

	June 30,
	2022	2021
Annualized recurring revenues (“ARR”)	$971,876	$882,415
Last twelve-months recurring revenues	$930,798	$747,159
Twelve-months ended constant currency:
ARR growth rate	14%	23%
Account retention rate	98%	98%
Recurring revenues dollar-based net retention rate	109%	106%

ARR. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenues as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year, calculated using the spot foreign exchange rates. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 40% and 36% as of June 30, 2022 and 2021, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has increased daily consumption‑measured ARR, representing 32% of total ARR as of June 30, 2022. We believe that ARR is an important metric indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth.
In March 2022, in response to the Russia‑Ukraine war, we announced a pause of sales in Russia and Belarus, in addition to our strict compliance with applicable sanctions, regimes, and other regulatory restrictions on business activities in those countries. As a result of the conflict, we deemed our overall business recurrence in the affected countries to have been reduced by approximately 50%, and accordingly, reduced our related ARR by $5,190 as of March 31, 2022. During the second quarter of 2022, the marked shifts in the Russian business environment and economic outlook have led us to conclude it is no longer viable for us to continue operations in Russia. Accordingly, we have made the decision to wind down business and exit the Russian market, which resulted in a further reduction in our ARR by $6,000.
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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues primarily due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended June 30, 2022 compared to the last twelve‑months of the preceding twelve‑month period increased by $183,639. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisitions of Power Line Systems and Seequent Holdings Limited (“Seequent”). For the twelve months ended June 30, 2022, 88% of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR growth rate was favorably impacted by 2.5% due to the ARR onboarding from our platform acquisition of Power Line Systems during the twelve months ended June 30, 2022. We believe that ARR growth is an important metric indicating the scale and growth of our business.

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
Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 88% of our total revenues for the twelve months ended June 30, 2022, this metric helps explain our revenue performance, excluding the impact from acquisitions, as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.
Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted EBITDA	$86,521	$69,334	$184,137	$152,310
Adjusted Net Income	73,808	74,463	153,364	138,593
Adjusted EBITDA. We define Adjusted EBITDA as net income adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses, other non‑operating (income) expense, net, and (income) loss from investment accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net income adjusted for the following: amortization of purchased intangibles and developed technologies, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses, other non‑operating (income) expense, net, the tax effect of the above adjustments to net income, and (income) loss from investment accounted for using the equity method, net of tax. The income tax effect of non‑GAAP adjustments was determined using the applicable rates in the taxing jurisdictions in which income or expense occurred, and represent both current and deferred income tax expense or benefit based on the nature of the non‑GAAP adjustments, including the tax effects of non‑cash stock‑based compensation expense.

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
Reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$55,673	$45,627	$112,061	$102,633
Interest expense, net	7,622	2,453	14,664	4,772
Benefit for income taxes	(4,674)	(20,473)	(1,443)	(10,115)
Depreciation and amortization	18,518	10,287	35,730	19,280
Stock-based compensation (2)	17,395	11,685	32,348	20,598
Deferred compensation plan (3)	(12,159)	195	(17,297)	362
Acquisition expenses (4)	3,856	13,954	17,853	23,210
Realignment expenses (5)	3,194	—	3,194	—
Other (income) expense, net (6)	(3,497)	3,777	(14,138)	(10,705)
Loss from investment accounted for using the equity method, net of tax	593	1,829	1,165	2,275
Adjusted EBITDA	$86,521	$69,334	$184,137	$152,310

Reconciliation of net income to Adjusted Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$55,673	$45,627	$112,061	$102,633
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (1)	13,671	5,781	26,599	10,464
Stock-based compensation (2)	17,395	11,685	32,348	20,598
Deferred compensation plan (3)	(12,159)	195	(17,297)	362
Acquisition expenses (4)	3,856	13,954	17,853	23,210
Realignment expenses (5)	3,194	—	3,194	—
Other (income) expense, net (6)	(3,497)	3,777	(14,138)	(10,705)
Total non-GAAP adjustments, prior to income taxes	22,460	35,392	48,559	43,929
Income tax effect of non-GAAP adjustments	(4,918)	(8,385)	(8,421)	(10,244)
Loss from investment accounted for using the equity method, net of tax	593	1,829	1,165	2,275
Adjusted Net Income	$73,808	$74,463	$153,364	$138,593

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:
(1)Amortization of purchased intangibles and developed technologies. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Management finds it useful to exclude these non‑cash charges from our operating expenses to assist in budgeting, planning, and forecasting future periods. The use of intangible assets and developed technologies contributed to our revenues earned during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets and developed technologies will recur in future periods.
(2)Stock‑based compensation. We exclude certain stock‑based compensation expenses from our non‑GAAP measures primarily because they are non‑cash expenses and management finds it useful to exclude certain non‑cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of the variety of award types and subjective assumptions that companies can use under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, we believe excluding stock‑based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.

(3)Deferred compensation plan. In August 2021, our board of directors approved an amendment to the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. For further discussion of the aforementioned DCP reallocation, see Note 12 to our consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report on Form 10‑K. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations. We exclude Deferred compensation plan expense (income) because it is not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of this item on our total operating expenses.
(4)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. For the three and six months ended June 30, 2022, $26 and $9,799, respectively, of our acquisition expenses related to our platform acquisition of Power Line Systems. For the three and six months ended June 30, 2021, $9,180 and $15,896, respectively, of our acquisition expenses related to our platform acquisition of Seequent. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.
(5)Realignment expenses. During the second quarter of 2022, the marked shifts in the Russian business environment and economic outlook have led us to conclude it is no longer viable for us to continue operations in Russia. Accordingly, we made the decision to wind down business and exit the Russian market. As a result, we incurred exit costs, which are comprised of termination benefits for colleagues whose positions were eliminated and asset impairments (“Russian market exit costs”). We exclude these charges because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment.
(6)Other (income) expense, net. The table below contains the details of Other (income) expense, net. We exclude these items because they are not reflective of ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Gain) loss from:
Change in fair value of interest rate swap	$(7,406)	$5,926	$(19,490)	$(7,735)
Foreign exchange loss (gain) (a)	4,717	(1,406)	7,788	(2,198)
Sale of aircraft	—	—	(2,029)	—
Change in fair value of acquisition contingent consideration	—	—	500	—
Other income, net	(808)	(743)	(907)	(772)
Total other (income) expense, net	$(3,497)	$3,777	$(14,138)	$(10,705)

(a)Foreign exchange loss (gain) is primarily attributable to foreign currency translation derived primarily from United States (“U.S.”) Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange losses (gains) of $5,799 and $(963) for the three months ended June 30, 2022 and 2021, respectively, $6,563 and $(1,443) for the six months ended June 30, 2022 and 2021, respectively.

Key Factors Impacting Comparability and Performance:
Acquisitions. Since our founding, we have purposefully pursued a strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses. As a public company, we have been able to make platform acquisitions which appreciably increase our scale and/or the scope of our platform capabilities. Our relatively numerous and frequent programmatic acquisitions, which most often “fill white space” within our ecosystem and add their particular value principally by virtue of our existing platform comprehensiveness, and accordingly we consider this programmatic aspect of our growth as characteristically within our mainstream business performance (unlike platform acquisitions).
We completed two and eight acquisitions for the six months ended June 30, 2022 and 2021, respectively. Our three and six months ended June 30, 2022 consolidated financial statements were meaningfully impacted by our platform acquisition of Power Line Systems, which was completed on January 31, 2022 for $695,968 in cash, net of cash acquired. Our three and six months ended June 30, 2022 and 2021 consolidated financial statements were meaningfully impacted by our platform acquisition of Seequent, which was completed on June 17, 2021 for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of our Class B Common Stock. For the three and six months ended June 30, 2022, $26 and $9,799, respectively, of our acquisition expenses related to the acquisition of Power Line Systems. For the three and six months ended June 30, 2021, $9,180 and $15,896, respectively, of our acquisition expenses related to the acquisition of Seequent.
BSY Stock Repurchase Program. On May 11, 2022, we announced that our board of directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing us to repurchase up to $200,000 of our Class B Common Stock through June 30, 2024. The Repurchase Program is used to offset dilution from the issuance of our Class B Common Stock under our stock‑based plans to enhance stockholder value. For the six months ended June 30, 2022, we repurchased 463,001 shares for $13,242.
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

Results of Operations:
Our selected consolidated statements of operations data for each of the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Subscriptions	$232,191	$186,442	$473,424	$374,567
Perpetual licenses	11,548	11,391	21,753	21,507
Subscriptions and licenses	243,739	197,833	495,177	396,074
Services	24,546	26,088	48,625	49,852
Total revenues	268,285	223,921	543,802	445,926
Cost of revenues:
Cost of subscriptions and licenses	36,806	29,881	70,533	58,826
Cost of services	22,888	23,570	44,946	43,914
Total cost of revenues	59,694	53,451	115,479	102,740
Gross profit	208,591	170,470	428,323	343,186
Operating expense (income):
Research and development	64,866	52,776	126,139	100,579
Selling and marketing	49,617	38,014	95,562	70,454
General and administrative	40,033	41,683	91,187	74,904
Deferred compensation plan	(12,159)	195	(17,297)	362
Amortization of purchased intangibles	10,517	4,589	20,423	8,027
Total operating expenses	152,874	137,257	316,014	254,326
Income from operations	55,717	33,213	112,309	88,860
Interest expense, net	(7,622)	(2,453)	(14,664)	(4,772)
Other income (expense), net	3,497	(3,777)	14,138	10,705
Income before income taxes	51,592	26,983	111,783	94,793
Benefit for income taxes	4,674	20,473	1,443	10,115
Loss from investment accounted for using the equity method, net of tax	(593)	(1,829)	(1,165)	(2,275)
Net income	55,673	45,627	112,061	102,633
Less: Net income attributable to participating securities	(11)	(3)	(20)	(3)
Net income attributable to Class A and Class B common stockholders	$55,662	$45,624	$112,041	$102,630
Per share information:
Net income per share, basic	$0.18	$0.15	$0.36	$0.34
Net income per share, diluted	$0.17	$0.14	$0.35	$0.32
Weighted average shares, basic	308,244,778	304,066,038	308,512,924	303,311,423
Weighted average shares, diluted	332,275,216	324,478,086	332,208,435	323,094,045

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
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Subscriptions	$232,191	$186,442	$45,749	24.5%	31.3%
Perpetual licenses	11,548	11,391	157	1.4%	8.8%
Subscriptions and licenses	243,739	197,833	45,906	23.2%	30.0%
Services	24,546	26,088	(1,542)	(5.9%)	(2.3%)
Total revenues	$268,285	$223,921	$44,364	19.8%	26.2%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Subscriptions	$473,424	$374,567	$98,857	26.4%	31.6%
Perpetual licenses	21,753	21,507	246	1.1%	7.4%
Subscriptions and licenses	495,177	396,074	99,103	25.0%	30.3%
Services	48,625	49,852	(1,227)	(2.5%)	0.2%
Total revenues	$543,802	$445,926	$97,876	21.9%	26.9%
The increase in total revenues for the three and six months ended June 30, 2022 was primarily driven by the impact from acquisitions in subscriptions revenues and improvements in our business performance, partially offset by the overall negative foreign currency effects due to a stronger U.S. Dollar relative to our other currencies. We define business performance as our organic growth results inclusive of the impact from certain programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
•Subscriptions. For the three months ended June 30, 2022, the increase in subscriptions revenues was primarily driven by the impact from acquisitions of approximately $31,700 and improvements in our business performance, on a constant currency basis, of approximately $25,000.
For the six months ended June 30, 2022, the increase in subscriptions revenues was primarily driven by the impact from acquisitions of approximately $74,500 and improvements in our business performance, on a constant currency basis, of approximately $41,300.
For both the three and six months ended June 30, 2022, the acquisitions impact relates to our platform acquisitions of Seequent and Power Line Systems and is inclusive of their organic performance. The improvements in business performance, on a constant currency basis, was primarily driven by expansion within our existing accounts, and growth of 3% attributable to new accounts exclusive of acquisitions, most notability smaller- and medium-sized accounts. Improvements in business performance for the three and six months ended June 30, 2022 were led by our structural and civil engineering applications and our Enterprise Systems for project delivery.

•Perpetual licenses. For the three and six months ended June 30, 2022, the increase in perpetual licenses revenues was primarily driven by the impact from our Seequent platform acquisition of approximately $900 and $1,800, respectively.
•Services. For the three and six months ended June 30, 2022, the decrease in services revenues was primarily driven by a reduction in business performance, on a constant currency basis, of approximately $1,200 and $900, respectively.
For the three months ended June 30, 2022, the reduction in constant currency business performance was impacted by the ongoing transition of historically classified services revenues into subscriptions revenues for accounts converting to our E365 subscription offering with embedded Success Services and a reduction in Maximo digital integrator services, driven by project and contracting delays primarily related to acquisition integrations, partially offset by favorable contributions of our asset performance digital integrator services of approximately $1,100.
For the six months ended June 30, 2022, the reduction in constant currency business performance was impacted by the ongoing transition of historically classified services revenues into subscriptions revenues for accounts converting to our E365 subscription offering with embedded Success Services, partially offset by favorable contributions of Maximo and asset performance digital integrator services of approximately $2,300.
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Americas	$144,359	$112,894	$31,465	27.9%	28.8%
Europe, the Middle East, and Africa (“EMEA”)	74,800	69,157	5,643	8.2%	20.6%
Asia-Pacific (“APAC”)	49,126	41,870	7,256	17.3%	28.4%
Total revenues	$268,285	$223,921	$44,364	19.8%	26.2%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Americas	$298,619	$221,756	$76,863	34.7%	35.6%
EMEA	152,280	143,005	9,275	6.5%	15.9%
APAC	92,903	81,165	11,738	14.5%	22.9%
Total revenues	$543,802	$445,926	$97,876	21.9%	26.9%

•Americas. For the three months ended June 30, 2022, the increase in revenues from the Americas was primarily driven by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $17,600 and improvements in our Americas business performance, on a constant currency basis, of approximately $14,100.
For the six months ended June 30, 2022, the increase in revenues from the Americas was primarily driven by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $46,800 and improvements in our Americas business performance, on a constant currency basis, of approximately $30,200.
The improvements in business performance for the three and six months ended June 30, 2022 were primarily due to expansion of our recurring subscriptions revenues from existing accounts in the U.S.
•EMEA. For the three months ended June 30, 2022, the increase in revenues from EMEA was primarily driven by improvements in our EMEA business performance, on a constant currency basis, of approximately $7,500 and an increase in subscriptions revenues from our Seequent platform acquisition of approximately $4,300.
For the six months ended June 30, 2022, the increase in revenues from EMEA was primarily driven by an increase in subscriptions revenues from our Seequent platform acquisition of approximately $12,800 and improvements in our EMEA business performance, on a constant currency basis, of approximately $6,800.
The improvements in business performance for the three and six months ended June 30, 2022 were primarily due to expansion of our recurring subscriptions revenues from existing accounts in the United Kingdom, the Middle East and Africa, and the Netherlands, partially offset by reductions in Russia.
•APAC. For the three months ended June 30, 2022, the increase in revenues from APAC was primarily driven by an increase in subscriptions revenues from our Seequent platform acquisition of approximately $7,400 and improvements in our APAC business performance, on a constant currency basis, of approximately $2,200.
For the six months ended June 30, 2022, the increase in revenues from APAC was primarily driven by an increase in subscriptions revenues from our Seequent platform acquisition of approximately $12,600 and improvements in our APAC business performance, on a constant currency basis, of approximately $3,200.
The improvements in business performance for the three and six months ended June 30, 2022 were primarily due to expansion of our recurring subscriptions revenues from existing accounts in India, Australia, and Southeast Asia, partially offset by reductions in China.

Cost of Revenues

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Cost of subscriptions and licenses	$36,806	$29,881	$6,925	23.2%	29.5%
Cost of services	22,888	23,570	(682)	(2.9%)	2.3%
Total cost of revenues	$59,694	$53,451	$6,243	11.7%	17.5%

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Cost of subscriptions and licenses	$70,533	$58,826	$11,707	19.9%	24.5%
Cost of services	44,946	43,914	1,032	2.4%	6.1%
Total cost of revenues	$115,479	$102,740	$12,739	12.4%	16.6%
Cost of subscriptions and licenses. For the three months ended June 30, 2022, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $4,400, mainly due to our platform acquisition of Seequent and annual salary adjustments, and an increase in amortization expense for software and technology of approximately $2,400.
For the six months ended June 30, 2022, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $7,200, mainly due to our platform acquisition of Seequent and annual salary adjustments, and an increase in amortization expense for software and technology of approximately $4,300.
Cost of services. For the three months ended June 30, 2022, on a constant currency basis, cost of services increased primarily due to an increase in headcount‑related costs of approximately $1,200, mainly due to digital integrator business acquisitions and annual salary adjustments, partially offset by a decrease in facility-related costs of approximately $500.
For the six months ended June 30, 2022, on a constant currency basis, cost of services increased primarily due to an increase in headcount‑related costs of approximately $3,700, mainly due to digital integrator business acquisitions and annual salary adjustments, partially offset by a decrease in facility-related costs of approximately $800.

Operating Expense (Income)

			Comparison
	Three Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Research and development	$64,866	$52,776	$12,090	22.9%	28.5%
Selling and marketing	49,617	38,014	11,603	30.5%	36.4%
General and administrative	40,033	41,683	(1,650)	(4.0%)	(1.0%)
Deferred compensation plan	(12,159)	195	(12,354)	*	*
Amortization of purchased intangibles	10,517	4,589	5,928	129.2%	143.5%
Total operating expenses	$152,874	$137,257	$15,617	11.4%	16.5%

*Not meaningful

			Comparison
	Six Months Ended				Constant
	June 30,				Currency
	2022	2021	Amount	%	%
Research and development	$126,139	$100,579	$25,560	25.4%	29.6%
Selling and marketing	95,562	70,454	25,108	35.6%	40.3%
General and administrative	91,187	74,904	16,283	21.7%	24.1%
Deferred compensation plan	(17,297)	362	(17,659)	*	*
Amortization of purchased intangibles	20,423	8,027	12,396	154.4%	166.0%
Total operating expenses	$316,014	$254,326	$61,688	24.3%	28.3%

*Not meaningful
Research and development. For the three months ended June 30, 2022, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $13,300, mainly due to our platform acquisition of Seequent and annual salary adjustments.
For the six months ended June 30, 2022, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $26,600, mainly due to our platform acquisition of Seequent and annual salary adjustments.
Selling and marketing. For the three months ended June 30, 2022, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $12,100, mainly due to our platform acquisition of Seequent, annual salary adjustments, and approximately $800 of termination benefits for our colleagues whose positions were eliminated related to our Russian market exit costs. On a constant currency basis, selling and marketing expenses also increased due to an increase in promotional costs of approximately $1,300 and approximately $1,100 of asset impairments related to our Russian market exit costs.
For the six months ended June 30, 2022, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $23,700, mainly due to our platform acquisition of Seequent, annual salary adjustments, and approximately $800 of termination benefits for our colleagues whose positions were eliminated related to our Russian market exit costs. On a constant currency basis, selling and marketing expenses also increased due to an increase in promotional costs of approximately $2,700 and approximately $1,100 of asset impairments related to our Russian market exit costs.

General and administrative. For the three months ended June 30, 2022, on a constant currency basis, general and administrative expenses decreased primarily due to lower acquisition expenses of approximately $9,500, mainly due to expenses of $9,180 related to our platform acquisition of Seequent for the three months ended June 30, 2021. Partially offsetting this decrease is an increase in headcount-related costs of approximately $6,300, an increase in third party subscription software and facilities costs of approximately $1,600, and approximately $1,100 of asset impairments related to our Russian market exit costs. The approximate $6,300 increase in headcount-related costs was primarily comprised of an increase in stock‑based compensation expense of approximately $3,600 and an increase in salaries costs of approximately $2,300, mainly due to our platform acquisition of Seequent and annual salary adjustments.
For the six months ended June 30, 2022, on a constant currency basis, general and administrative expenses increased primarily due to an increase headcount-related costs of approximately $16,800, an increase in third party subscription software and facilities costs of approximately $3,800, and approximately $1,100 of asset impairments related to our Russian market exit costs. The approximate $16,800 increase in headcount-related costs was primarily comprised of an increase in salaries costs of approximately $8,300, mainly due to our platform acquisition of Seequent and annual salary adjustments, and an increase in stock‑based compensation expense of approximately $7,100. Partially offsetting these increases were lower acquisition expenses of approximately $5,800, primarily due to expenses of $9,799 related to the acquisition of Power Line Systems for the six months ended June 30, 2022 as compared to expenses of $15,896 related to the acquisition of Seequent for the six months ended June 30, 2021.
Deferred compensation plan. For the three months ended June 30, 2022, deferred compensation plan income was $12,159 as compared to deferred compensation plan expense of $195 for the three months ended June 30, 2021. For the six months ended June 30, 2022, deferred compensation plan income was $17,297 as compared to deferred compensation plan expense of $362 for the six months ended June 30, 2021. These amounts were attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and six months ended June 30, 2022, on a constant currency basis, amortization of purchased intangibles increased primarily due to amortization from recently acquired purchased intangibles.
Interest Expense, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense	$(7,704)	$(2,582)	$(14,828)	$(4,983)
Interest income	82	129	164	211
Interest expense, net	$(7,622)	$(2,453)	$(14,664)	$(4,772)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revolving loan facility	$(3,540)	$(850)	$(5,765)	$(1,579)
Term loan	(1,391)	—	(2,458)	—
Interest rate swap	17	(316)	(277)	(617)
Convertible senior notes, coupon interest	(769)	(229)	(1,524)	(383)
Amortization and write-off of deferred debt issuance costs	(1,868)	(1,142)	(3,646)	(2,371)
Other, net	(71)	84	(994)	178
Interest expense, net	$(7,622)	$(2,453)	$(14,664)	$(4,772)

For the three and six months ended June 30, 2022, interest expense, net increased primarily due to a higher outstanding average balance combined with a higher average interest rate under the revolving loan facility, interest expense on the term loan, which we entered into on December 22, 2021, and higher interest expense and amortization of deferred debt issuance costs in connection with the convertible senior notes issued on June 28, 2021.
Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain (loss) from:
Change in fair value of interest rate swap	$7,406	$(5,926)	$19,490	$7,735
Foreign exchange (loss) gain (1)	(4,717)	1,406	(7,788)	2,198
Sale of aircraft	—	—	2,029	—
Change in fair value of acquisition contingent consideration	—	—	(500)	—
Other income, net	808	743	907	772
Total other income (expense), net	$3,497	$(3,777)	$14,138	$10,705

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived primarily from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange (losses) gains of $(5,799) and $963 for the three months ended June 30, 2022 and 2021, respectively, $(6,563) and $1,443 for the six months ended June 30, 2022 and 2021, respectively.
Benefit for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before income taxes	$51,592	$26,983	$111,783	$94,793
Benefit for income taxes	$(4,674)	$(20,473)	$(1,443)	$(10,115)
Effective tax rate	(9.1)%	(75.9)%	(1.3)%	(10.7)%
For the three and six months ended June 30, 2022, the effective tax rate was higher primarily due to the decrease in discrete tax benefits recognized in the respective periods. For the three months ended June 30, 2022 and 2021, we recorded discrete tax benefits of $19,024 and $28,967, respectively, and $31,752 and $36,452 for the six months ended June 30, 2022 and 2021, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$55,673	$45,627	$112,061	$102,633
For the three months ended June 30, 2022, net income increased by $10,046, or 22.0%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, net income increased by $9,428, or 9.2%, compared to the six months ended June 30, 2021. Net income as a percentage of total revenues was 20.8% and 20.4% for the three months ended June 30, 2022 and 2021, respectively, and 20.6% and 23.0% for the six months ended June 30, 2022 and 2021. The changes are due to the factors described above.
Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted EBITDA	$86,521	$69,334	$184,137	$152,310
Adjusted Net Income	$73,808	$74,463	$153,364	$138,593
For the three and six months ended June 30, 2022, Adjusted EBITDA increased by $17,187 and $31,827 compared to the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2022 and 2021, Adjusted EBITDA as a percentage of total revenues was 32.2% and 31.0%, respectively. For the six months ended June 30, 2022 and 2021, Adjusted EBITDA as a percentage of total revenues was 33.9% and 34.2%, respectively.
For the three months ended June 30, 2022, Adjusted Net Income decreased by $655, compared to the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, Adjusted Net Income as a percentage of total revenues was 27.5% and 33.3%, respectively. For the six months ended June 30, 2022, Adjusted Net Income increased by $14,771 compared to the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, Adjusted Net Income as a percentage of total revenues was 28.2% and 31.1%, respectively.
For additional information, including the limitations of using non‑GAAP financial measures, and reconciliations of the non‑GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP, see the section titled “—Non‑GAAP Financial Measures.”
Liquidity and Capital Resources:
Our primary source of operating cash is from the sale of subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist primarily of colleague-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. In addition to operating expenses, we also use cash to service our debt obligations, to pay quarterly dividends, to repurchase our Class B Common Stock (discussed further below), and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities of BSY Investments, including iTwin Ventures for which, over a period of approximately 5 years, we expect to invest up to $100 million of corporate venture capital funding for seed, early, and growth stage technology companies with promising and emerging opportunities for infrastructure digital twin solutions strategically relevant to our business. In connection with the acquisition of Power Line Systems in January 2022, we used available cash and borrowings under our Credit Facility (described below) to fund the transaction.

On May 11, 2022, we announced that our board of directors approved the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B Common Stock through June 30, 2024. The Repurchase Program is used to offset dilution from the issuance of our Class B Common Stock under our stock‑based plans to enhance stockholder value. The shares proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. We intend to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares repurchased under the Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, the market price of our Class B Common Stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. For the six months ended June 30, 2022, we repurchased 463,001 shares for $13,242.
Additionally, during the second quarter of 2022, we exercised our right to require that certain equity awardees receive gross quantities of shares of our Class B Common Stock, most meaningfully for the issuance of shares in connection with our Executive Bonus Plan incentive compensation and distributions from the DCP, and promptly reimburse to us the cash required for their tax withholding amounts. Historically, these shares were issued on a net basis, holding back shares in consideration of remitting withholding taxes on behalf of equity awardees, thereby requiring us to remit cash for the tax withholdings.
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of June 30, 2022 and December 31, 2021, 87% and 48%, respectively, of our total cash and cash equivalents were located outside of the U.S. During the three and six months ended June 30, 2022, we repatriated $50,000 and $150,000, respectively, of undistributed previously taxed earnings generated by our foreign subsidiaries to the U.S. The repatriations were used to fund the acquisition of Power Line Systems. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the U.S.
We believe that existing cash and cash equivalent balances, together with cash generated from operations, and liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, market acceptance of our products, competitive factors, our discretionary payments of dividends or repurchases of our Class B Common Stock, currency fluctuations, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing, including convertible debt, would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.

Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. Our domestic and foreign holdings of cash and cash equivalents are as follows:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents held domestically	$12,414	$170,267
Cash and cash equivalents held by foreign subsidiaries	80,997	159,070
Total cash and cash equivalents	$93,411	$329,337
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
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including a $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, we had $455,976 and $849,850, respectively, available under the Credit Facility.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum net leverage ratios. As of June 30, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Facility.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which has a termination date of April 2, 2030. Under the terms of the interest rate swap, we fixed our London Interbank Offered Rate borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, we recorded a swap related asset at fair value of $29,607 and $10,117, respectively, in Other assets in the consolidated balance sheets.

The weighted average interest rate under the Credit Facility was 2.89% and 2.11% for the three months ended June 30, 2022 and 2021, respectively, and 2.62% and 2.18% for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes contain both affirmative and negative covenants. As of June 30, 2022, we were in compliance with all covenants in the 2027 Notes.
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
As of June 30, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes contain both affirmative and negative covenants. As of June 30, 2022, we were in compliance with all covenants in the 2026 Notes.

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
Comparison of the Six Months Ended June 30, 2022 and 2021
Our cash flow activities for the six months ended June 30, 2022 and 2021 consist of the following:

	Six Months Ended June 30,
	2022	2021
Net Cash Provided By (Used In):
Operating activities	$168,730	$149,022
Investing activities	(723,967)	(1,008,001)
Financing activities	325,773	866,510
Operating activities
Net cash provided by operating activities was $168,730 for the six months ended June 30, 2022. Compared to the same period in the prior year, net cash provided by operating activities was higher by $19,708 due to a net increase in net cash flows from the change in operating assets and liabilities of $18,515 and an increase in net income of $9,428, partially offset by a net decrease in non‑cash adjustments of $8,235. The net increase in cash flows from the change in operating assets and liabilities was primarily related to a decrease related to tax prepayments, and an increase in accounts receivable due to revenue growth and the timing of collections from accounts, partially offset by lower incremental CSS deposits period over period.
For the six months ended June 30, 2021, net cash provided by operating activities was $149,022 due to net income of $102,633 increased by $35,649 of non‑cash adjustments and $10,740 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $723,967 for the six months ended June 30, 2022 primarily due to $714,197 in acquisition related payments, net of cash acquired, to complete two acquisitions.
For the six months ended June 30, 2021, net cash used in investing activities was $1,008,001 primarily due to $1,002,551 in acquisition related payments, net of cash acquired, to complete eight acquisitions.

Financing activities
Net cash provided by financing activities was $325,773 for the six months ended June 30, 2022 primarily due to an increase in net borrowings under the Credit Facility of $391,374, partially offset by net payments for shares acquired of $53,762, including shares repurchased under the Repurchase Program, and payments of dividends of $17,163.
For the six months ended June 30, 2021, net cash provided by financing activities was $866,510 primarily due to the net proceeds from the convertible senior notes of $1,233,377, partially offset by a decrease in net borrowings under the Credit Facility of $209,613, net payments for shares acquired of $87,836, and the purchase of capped call options of $51,555.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From April 1, 2022 to June 30, 2022, we issued 2,616,044 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
From April 1, 2022 to June 30, 2022, we issued 35,323 shares of our Class B Common Stock pursuant to exercised options, which were issued to certain selling shareholder entities in connection with an acquisition completed in March 2018.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B Common Stock we repurchased during the three months ended June 30, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
April 1, 2022 to April 30, 2022	—	$—	—	$—
May 1, 2022 to May 31, 2022	463,001	28.58	463,001	186,767,654
June 1, 2022 to June 30, 2022	—	—	—	186,767,654
	463,001	28.58	463,001

(1)Represents shares purchased in open‑market transactions under the BSY Stock Repurchase Program approved by our board of directors.
(2)These amounts correspond to the plan publicly announced and approved by our board of directors in May 2022 that authorizes the repurchase up to $200 million of our Class B Common Stock through June 30, 2024.

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

Bentley Systems, Incorporated

Date: August 9, 2022	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)