Form 10-Q
period 2022-09-30
BENTLEY SYSTEMS INC
filed 2022-11-08
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, the registrant had 11,601,757 shares of Class A and 276,790,956 shares of Class B Common Stock outstanding.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$72,856	$329,337
Accounts receivable	214,459	241,807
Allowance for doubtful accounts	(10,802)	(6,541)
Prepaid income taxes	17,414	16,880
Prepaid and other current assets	32,224	34,348
Total current assets	326,151	615,831
Property and equipment, net	30,753	31,823
Operating lease right-of-use assets	41,499	50,818
Intangible assets, net	301,173	245,834
Goodwill	2,193,053	1,588,477
Investments	21,690	6,438
Deferred income taxes	52,751	71,376
Other assets	74,367	48,646
Total assets	$3,041,437	$2,659,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,860	$16,483
Accruals and other current liabilities	337,442	323,603
Deferred revenues	186,358	224,610
Operating lease liabilities	15,078	17,482
Income taxes payable	8,405	6,696
Current portion of long-term debt	5,000	5,000
Total current liabilities	569,143	593,874
Long-term debt	1,776,610	1,430,992
Deferred compensation plan liabilities	71,013	94,890
Long-term operating lease liabilities	28,776	35,274
Deferred revenues	15,252	7,983
Deferred income taxes	43,817	65,014
Income taxes payable	8,893	7,725
Other liabilities	7,734	14,269
Total liabilities	2,521,238	2,250,021
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of September 30, 2022 and December 31, 2021, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 276,816,008 and 270,924,962 shares as of September 30, 2022 and December 31, 2021, respectively	2,884	2,825
Additional paid-in capital	1,005,075	937,805
Accumulated other comprehensive loss	(101,929)	(91,774)
Accumulated deficit	(385,831)	(439,634)
Total stockholders’ equity	520,199	409,222
Total liabilities and stockholders’ equity	$3,041,437	$2,659,243

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Subscriptions	$235,307	$215,135	$708,731	$589,702
Perpetual licenses	9,460	11,866	31,213	33,373
Subscriptions and licenses	244,767	227,001	739,944	623,075
Services	23,565	24,387	72,190	74,239
Total revenues	268,332	251,388	812,134	697,314
Cost of revenues:
Cost of subscriptions and licenses	37,371	31,056	107,904	89,882
Cost of services	21,812	23,176	66,758	67,090
Total cost of revenues	59,183	54,232	174,662	156,972
Gross profit	209,149	197,156	637,472	540,342
Operating expense (income):
Research and development	63,827	57,334	189,966	157,913
Selling and marketing	46,114	44,392	141,676	114,846
General and administrative	37,794	35,329	128,981	110,233
Deferred compensation plan	(4,576)	88,965	(21,873)	89,327
Amortization of purchased intangibles	10,446	8,676	30,869	16,703
Total operating expenses	153,605	234,696	469,619	489,022
Income (loss) from operations	55,544	(37,540)	167,853	51,320
Interest expense, net	(8,382)	(3,836)	(23,046)	(8,608)
Other income (expense), net	180	(957)	14,318	9,748
Income (loss) before income taxes	47,342	(42,333)	159,125	52,460
(Provision) benefit for income taxes	(9,664)	(5,025)	(8,221)	5,090
Loss from investment accounted for using the equity method, net of tax	(681)	(664)	(1,846)	(2,939)
Net income (loss)	36,997	(48,022)	149,058	54,611
Less: Net income (loss) attributable to participating securities	(11)	(3)	(31)	(6)
Net income (loss) attributable to Class A and Class B common stockholders	$36,986	$(48,025)	$149,027	$54,605
Per share information:
Net income (loss) per share, basic	$0.12	$(0.16)	$0.48	$0.18
Net income (loss) per share, diluted	$0.12	$(0.16)	$0.46	$0.17
Weighted average shares, basic	310,116,104	308,195,379	308,959,801	305,119,985
Weighted average shares, diluted	325,170,383	308,195,379	332,077,834	314,658,136

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$36,997	$(48,022)	$149,058	$54,611
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(12,809)	(27,014)	(10,192)	(55,709)
Actuarial gain on retirement plan, net of tax effect of $(5), $(8), $(15), and $(25), respectively	11	20	37	62
Total other comprehensive loss, net of taxes	(12,798)	(26,994)	(10,155)	(55,647)
Comprehensive income (loss)	$24,199	$(75,016)	$138,903	$(1,036)

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, June 30, 2022	288,154,159	$2,882	$981,203	$(89,131)	$(397,961)	$496,993
Net income	—	—	—	—	36,997	36,997
Other comprehensive loss	—	—	—	(12,798)	—	(12,798)
Dividends declared	—	—	—	—	(8,592)	(8,592)
Shares issued in connection with deferred compensation plan	97,591	1	(1)	—	—	—
Deferred compensation plan elective participant deferrals	—	—	1,586	—	—	1,586
Shares issued in connection with Executive Bonus Plan	125,195	1	4,416	—	—	4,417
Shares issued in connection with employee stock purchase plan	197,657	2	5,722	—	(152)	5,572
Stock option exercises, net	218,018	2	992	—	(59)	935
Stock-based compensation expense	—	—	11,158	—	—	11,158
Shares related to restricted stock, net	58,270	—	(1)	—	(1,060)	(1,061)
Repurchase of Class B Common Stock under approved program	(433,125)	(4)	—	—	(15,004)	(15,008)
Balance, September 30, 2022	288,417,765	$2,884	$1,005,075	$(101,929)	$(385,831)	$520,199

	Nine Months Ended September 30, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	282,526,719	$2,825	$937,805	$(91,774)	$(439,634)	$409,222
Net income	—	—	—	—	149,058	149,058
Other comprehensive loss	—	—	—	(10,155)	—	(10,155)
Dividends declared	—	—	—	—	(25,623)	(25,623)
Shares issued in connection with deferred compensation plan, net	3,523,386	35	(27)	—	(24,254)	(24,246)
Deferred compensation plan elective participant deferrals	—	—	4,694	—	—	4,694
Shares issued in connection with Executive Bonus Plan, net	284,992	3	16,307	—	(5,197)	11,113
Shares issued in connection with employee stock purchase plan	307,406	3	10,332	—	(273)	10,062
Stock option exercises, net	2,272,603	23	6,832	—	(8,459)	(1,604)
Acquisition option exercises, net	185,178	2	(2)	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	450
Stock-based compensation expense	—	—	28,687	—	—	28,687
Shares related to restricted stock, net	199,975	2	(3)	—	(3,208)	(3,209)
Repurchase of Class B Common Stock under approved program	(896,126)	(9)	—	—	(28,241)	(28,250)
Balance, September 30, 2022	288,417,765	$2,884	$1,005,075	$(101,929)	$(385,831)	$520,199

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, June 30, 2021	281,189,127	$2,812	$910,951	$(54,886)	$(386,346)	$472,531
Net loss	—	—	—	—	(48,022)	(48,022)
Other comprehensive loss	—	—	—	(26,994)	—	(26,994)
Dividends declared	—	—	—	—	(8,485)	(8,485)
Shares issued in connection with deferred compensation plan, net	88,920	1	—	—	(3,773)	(3,772)
Deferred compensation plan elective participant deferrals	—	—	527	—	—	527
Deferred compensation plan modification	—	—	(4,739)	—	—	(4,739)
Shares issued in connection with Executive Bonus Plan, net	41,172	—	4,292	—	(1,870)	2,422
Shares issued in connection with employee stock purchase plan	104,716	1	3,845	—	(438)	3,408
Stock option exercises, net	612,277	6	699	—	(5,951)	(5,246)
Stock-based compensation expense	—	—	5,835	—	—	5,835
Shares related to restricted stock, net	2,352	—	—	—	(5,644)	(5,644)
Balance, September 30, 2021	282,038,564	$2,820	$921,410	$(81,880)	$(460,529)	$381,821

	Nine Months Ended September 30, 2021
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$341,599
Net income	—	—	—	—	54,611	54,611
Other comprehensive loss	—	—	—	(55,647)	—	(55,647)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	182,390
Purchase of capped call options, net of tax of $12,584	—	—	(39,021)	—	—	(39,021)
Dividends declared	—	—	—	—	(25,076)	(25,076)
Shares issued in connection with deferred compensation plan, net	2,290,999	23	—	—	(65,707)	(65,684)
Deferred compensation plan elective participant deferrals	—	—	2,020	—	—	2,020
Deferred compensation plan modification	—	—	(4,739)	—	—	(4,739)
Shares issued in connection with Executive Bonus Plan, net	190,619	2	16,013	—	(6,586)	9,429
Shares issued in connection with employee stock purchase plan	104,716	1	3,845	—	(438)	3,408
Stock option exercises, net	4,269,335	42	4,987	—	(34,978)	(29,949)
Shares issued for stock grants	7,824	—	450	—	—	450
Stock-based compensation expense	—	—	14,383	—	—	14,383
Shares related to restricted stock, net	(120,775)	(1)	—	—	(6,352)	(6,353)
Balance, September 30, 2021	282,038,564	$2,820	$921,410	$(81,880)	$(460,529)	$381,821

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$149,058	$54,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,644	35,946
Bad debt allowance	5,199	466
Deferred income taxes	(13,670)	(17,788)
Stock-based compensation expense	51,359	32,853
Deferred compensation plan	(21,873)	89,327
Amortization and write-off of deferred debt issuance costs	5,468	4,160
Change in fair value of derivative	(29,318)	(9,198)
Foreign currency remeasurement loss	14,445	103
Other non-cash items, net	(1,006)	2,939
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	12,550	26,305
Prepaid and other assets	7,779	11,310
Accounts payable, accruals, and other liabilities	28,765	29,047
Deferred revenues	(26,725)	(40,496)
Income taxes payable, net of prepaid income taxes	2,523	(12,168)
Net cash provided by operating activities	238,198	207,417
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(12,982)	(11,152)
Proceeds from sale of aircraft	2,380	—
Acquisitions, net of cash acquired	(719,539)	(1,033,695)
Other investing activities	(10,304)	(3,000)
Net cash used in investing activities	(740,445)	(1,047,847)
Cash flows from financing activities:
Proceeds from credit facilities	753,376	682,083
Payments of credit facilities	(408,714)	(860,228)
Proceeds from convertible senior notes, net of discounts and commissions	—	1,233,377
Payments of debt issuance costs	—	(5,643)
Purchase of capped call options	—	(51,555)
Repayment of term loan	(3,750)	—
Payments of financing leases	(123)	(147)
Payments of acquisition debt and other consideration	(6,996)	(741)
Payments of dividends	(25,828)	(25,076)
Proceeds from stock purchases under employee stock purchase plan	10,335	3,846
Proceeds from exercise of stock options	6,855	5,039
Payments for shares acquired including shares withheld for taxes	(42,213)	(111,306)
Repurchase of Class B Common Stock under approved program	(28,250)	—
Net cash provided by financing activities	254,692	869,649
Effect of exchange rate changes on cash and cash equivalents	(8,926)	4,530
(Decrease) increase in cash and cash equivalents	(256,481)	33,749
Cash and cash equivalents, beginning of year	329,337	122,006
Cash and cash equivalents, end of period	$72,856	$155,755

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Supplemental information:
Cash paid for income taxes	$20,696	$32,359
Income tax refunds	2,194	7,820
Interest paid	17,647	3,281
Non-cash investing and financing activities:
Cost method investment, non-cash exchange	6,022	—
Shares issued related to acquisition	—	182,390
Contingent acquisition consideration	—	5,581
Deferred, non-contingent consideration, net	157	10,081
Convertible senior notes expenses included in Accounts payable	—	375
Capped call options expenses included in Accounts payable	—	50
Share-settled Executive Bonus Plan awards	16,310	16,015
Deferred compensation plan elective participant deferrals	4,694	2,020

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
Deferred Compensation — Under the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15).
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
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. The expedients and exceptions provided by ASU 2020‑04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by ASU 2020‑04 during the nine months ended September 30, 2022.
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
Enterprise subscriptions — The Company provides enterprise subscription offerings, which provide its enterprise accounts with complete and unlimited global access to the Company’s comprehensive portfolio of solutions. Enterprise 365 (“E365”) subscriptions are charged to accounts based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is defined as distinct user access on a daily basis. E365 subscriptions can contain quarterly usage floors or collars. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage. Alternatively, Enterprise License Subscriptions (“ELS”) provide access for a prepaid fee, which is based on the account’s usage of software in the preceding year, to effectively create a fee‑certain consumption‑based arrangement. ELS contain a term license component, SELECT maintenance and support, and performance consulting days. The SELECT maintenance and support benefits under ELS do not include a portfolio balancing performance obligation. Revenue is allocated to the various performance obligations based on their respective standalone selling price (“SSP”). Revenue allocated to the term license component is recognized upon delivery at the start of the subscription term while revenues for the SELECT maintenance and support and the performance consulting days are recognized as delivered over the subscription term. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets.
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

The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of September 30, 2022 and December 31, 2021, the Company has deferred $16,874 and $18,020, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	September 30, 2022	December 31, 2021
Contract assets	$491	$336
Deferred revenues	201,610	232,593
As of September 30, 2022 and December 31, 2021, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of September 30, 2022 and December 31, 2021.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users.
For the nine months ended September 30, 2022, $174,194 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $158,125, which were primarily related to new billings and acquisitions (see Note 4). For the nine months ended September 30, 2021, $164,539 of revenues that were included in the December 31, 2020 deferred revenues balance were recognized. There were additional deferrals of $161,578, which were primarily related to new billings and acquisitions (see Note 4).
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2022, amounts allocated to these remaining performance obligations are $201,610, of which the Company expects to recognize approximately 92% over the next 12 months with the remaining amount thereafter.

Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Subscriptions:
SELECT subscriptions	$63,609	$66,648	$196,786	$199,722
Enterprise subscriptions (1)	89,041	75,381	252,461	214,058
Term license subscriptions	82,657	73,106	259,484	175,922
Subscriptions	235,307	215,135	708,731	589,702
Perpetual licenses	9,460	11,866	31,213	33,373
Subscriptions and licenses	244,767	227,001	739,944	623,075
Services:
Recurring	4,557	5,160	13,431	16,243
Other	19,008	19,227	58,759	57,996
Services	23,565	24,387	72,190	74,239
Total revenues	$268,332	$251,388	$812,134	$697,314

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $80,298 and $60,102 for the three months ended September 30, 2022 and 2021, respectively, and $221,801 and $162,120 for the nine months ended September 30, 2022 and 2021, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2022 and 2021, the Company recognized $125,140 and $109,000 of license related revenues, respectively, of which $115,680 and $97,134, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized $380,237 and $293,277 of license related revenues, respectively, of which $349,024 and $259,904, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% of its total revenues through channel partners for the three and nine months ended September 30, 2022 and 2021.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas (1)	$141,599	$127,996	$440,218	$349,752
Europe, the Middle East, and Africa (“EMEA”)	75,416	76,502	227,696	219,507
Asia-Pacific (“APAC”)	51,317	46,890	144,220	128,055
Total revenues	$268,332	$251,388	$812,134	$697,314

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $122,372 and $105,089 for the three months ended September 30, 2022 and 2021, respectively, and $346,961 and $289,718 for the nine months ended September 30, 2022 and 2021, respectively.
Note 4: Acquisitions
For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company completed a number of acquisitions, for an aggregate purchase price of $738,814 and $1,269,844, respectively. On January 31, 2022, the Company completed the acquisition of Power Line Systems, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Number of acquisitions	4	13
Cash paid at closing (1)	$738,810	$1,072,820
Cash acquired	(19,271)	(37,837)
Net cash paid	$719,539	$1,034,983

(1)Of the cash paid at closing for the nine months ended September 30, 2022 and year ended December 31, 2021, $3,000 and $8,701, respectively, was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Accruals and other current liabilities	$1,244	$5,382
Other liabilities	—	1,231
Contingent consideration from acquisitions	$1,244	$6,613

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Accruals and other current liabilities	$2,923	$4,751
Other liabilities	2,995	6,177
Non-contingent consideration from acquisitions	$5,918	$10,928
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for four acquisitions completed during the nine months ended September 30, 2022. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the Company’s acquisition expenses were insignificant, and for the nine months ended September 30, 2022 and 2021 were $10,824 and $18,037, respectively, which include costs related to legal, accounting, valuation, insurance, general administrative, and other consulting fees. For the three and nine months ended September 30, 2022, $350 and $10,149, respectively, of the Company’s acquisition expenses related to the acquisition of Power Line Systems. For the three and nine months ended September 30, 2021, $389 and $16,285, respectively, of the Company’s acquisition expenses related to the acquisition of Seequent.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Consideration:
Cash paid at closing	$738,810	$1,072,820
Shares issued at closing (1)(2)	—	182,390
Contingent consideration	—	4,544
Deferred, non-contingent consideration, net	157	10,090
Other	(153)	—
Total consideration	$738,814	$1,269,844
Assets acquired and liabilities assumed:
Cash	$19,271	$37,837
Accounts receivable and other current assets	1,798	24,174
Operating lease right-of-use assets	1,237	12,095
Property and equipment	963	4,383
Other assets	—	874
Software and technology (weighted average useful life of 5 years)	10,557	43,560
Customer relationships (weighted average useful life of 10 and 9 years, respectively)	80,328	158,555
Trademarks (weighted average useful life of 9 and 10 years, respectively)	5,734	38,256
In-process research and development	—	3,700
Total identifiable assets acquired excluding goodwill	119,888	323,434
Accruals and other current liabilities	(918)	(27,649)
Deferred revenues	(11,563)	(26,245)
Operating lease liabilities	(1,237)	(11,988)
Deferred income taxes	(6,865)	(53,342)
Other liabilities	—	(716)
Total liabilities assumed	(20,583)	(119,940)
Net identifiable assets acquired excluding goodwill	99,305	203,494
Goodwill	639,509	1,066,350
Net assets acquired	$738,814	$1,269,844

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
Unaudited Pro Forma Financial Information
Had the acquisition of Seequent been made at the beginning of 2020, unaudited pro forma total revenues for the nine months ended September 30, 2021 would have been $749,923. Net (loss) income, net (loss) income per share, basic, and net (loss) income per share, diluted for the nine months ended September 30, 2021 would not have been materially different than the amounts reported primarily due to the pro forma adjustments to reflect the amortization of purchased intangibles and the cost to finance the transaction, net of the related tax effects.
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
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2022	December 31, 2021
Land	$2,811	$2,811
Building and improvements	35,747	35,188
Computer equipment and software	50,027	47,651
Furniture, fixtures, and equipment	14,021	14,274
Aircraft	2,038	4,075
Other	38	61
Property and equipment, at cost	104,682	104,060
Less: Accumulated depreciation	(73,929)	(72,237)
Total property and equipment, net	$30,753	$31,823
Depreciation expense was $2,613 and $3,028 for the three months ended September 30, 2022 and 2021, respectively, and $8,025 and $8,142 for the nine months ended September 30, 2022 and 2021, respectively.

Related Party Equipment Sale
In January 2022, the audit committee of the Company’s board of directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income (expense), net in the consolidated statement of operations for the nine months ended September 30, 2022. Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the nine months ended September 30, 2022. Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures, the Company determined this transaction was with a related party.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2021	$1,588,477
Acquisitions	639,509
Foreign currency translation adjustments	(32,556)
Other adjustments	(2,377)
Balance, September 30, 2022	$2,193,053
Details of intangible assets other than goodwill are as follows:

		September 30, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$91,357	$(51,503)	$39,854	$101,588	$(63,225)	$38,363
Customer relationships	3-10 years	317,332	(102,898)	214,434	245,325	(83,799)	161,526
Trademarks	3-10 years	68,016	(24,894)	43,122	63,080	(20,893)	42,187
Non-compete agreements	5 years	350	(190)	160	350	(139)	211
		477,055	(179,485)	297,570	410,343	(168,056)	242,287
Intangible assets not subject to amortization:
In-process research and development		3,603	—	3,603	3,547	—	3,547
Total intangible assets		$480,658	$(179,485)	$301,173	$413,890	$(168,056)	$245,834
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of subscriptions and licenses	$3,129	$2,771	$9,305	$5,017
Amortization of purchased intangibles	10,446	8,676	30,869	16,703
Total amortization expense	$13,575	$11,447	$40,174	$21,720

Note 7: Investments
As of September 30, 2022 and December 31, 2021, the Company’s investments consist of cost method investments of $21,690 and $6,438, respectively. The carrying amount of the Company’s equity method investment was zero as of September 30, 2022 and December 31, 2021.
Cost Method Investments
Through iTwin Ventures, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. In July 2022, the Company acquired an equity interest in Teralytics Holdings AG, a global platform company for human mobility analysis, via contribution of its Streetlytics mobility data business (“Streetlytics”) and cash. The transaction resulted in an insignificant gain from the divestiture of Streetlytics, which was recorded in Other income (expense), net in the consolidated statements of operations for the three and nine months ended September 30, 2022. As of September 30, 2022, the investment in Teralytics was $11,130. Including the contribution of Streetlytics, for the nine months ended September 30, 2022, the Company invested a total of $14,921.
Equity Method Investment
Digital Construction Works, Inc. (“DCW”), a 50%‑owned joint venture with Topcon Positioning Systems, Inc., operates as a digital integrator of software and cloud services for the construction industry. DCW’s focus is to transform the construction industry from its legacy document‑centric paradigm by simplifying and enabling digital automated workflows and processes, technology integration, and digital twinning services for infrastructure. For the nine months ended September 30, 2022, the Company invested $1,700 in DCW. Pursuant to FASB ASC Topic 850, Related Party Disclosures, the Company has determined that DCW is a related party. For the nine months ended September 30, 2022, transactions between the Company and DCW were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease is not material for the periods presented and it expired during the second quarter of 2022. As of September 30, 2022, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
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

The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$4,703	$4,836	$15,651	$14,224
Variable lease cost	1,115	1,082	3,356	2,970
Short-term lease cost	6	4	16	15
Total operating lease cost	$5,824	$5,922	$19,023	$17,209

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,553 and $4,619 for the three months ended September 30, 2022 and 2021, respectively, and $15,120 and $13,588 for the nine months ended September 30, 2022 and 2021, respectively.
Other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,295	$14,602
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$7,763	$5,286

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $1,237 and $12,074 for the nine months ended September 30, 2022 and 2021, respectively.
The weighted average remaining lease term for operating leases was 3.9 years and 4.1 years as of September 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 3.2% and 2.5% as of September 30, 2022 and December 31, 2021, respectively.
Maturities of operating lease liabilities are as follows:

September 30, 2022
Remainder of 2022	$4,552
2023	14,841
2024	9,906
2025	6,918
2026	4,402
Thereafter	6,238
Total future lease payments	46,857
Less: Imputed interest	(3,003)
Total operating lease liabilities	$43,854
As of September 30, 2022, the Company had additional operating lease minimum lease payments of $3,878 for executed leases that have not yet commenced, primarily for office locations.

Supplemental balance sheet information related to the financing lease was as follows:

December 31, 2021
Property and equipment	$484
Accumulated depreciation	(453)
Property and equipment, net	$31

Total financing lease liabilities included in Accruals and other current liabilities	$98
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
CSS deposits	$202,152	$162,046
Accrued benefits	36,756	36,656
Accrued compensation	34,383	37,725
Due to customers	13,729	12,798
Accrued acquisition stay bonus	8,102	9,461
Accrued cloud provisioning costs	4,792	5,862
Accrued professional fees	4,518	6,940
Non-contingent consideration from acquisitions	2,923	4,751
Employee stock purchase plan contributions	2,693	4,818
Accrued indirect taxes	2,627	7,520
Deferred compensation plan liabilities	1,977	7,309
Contingent consideration from acquisitions	1,244	5,382
Other accrued and current liabilities	21,546	22,335
Total accruals and other current liabilities	$337,442	$323,603

Note 10: Long‑Term Debt
Long‑term debt consists of the following:

	September 30, 2022	December 31, 2021
Bank credit facility:
Revolving loan facility	$344,661	$—
Term loan:
Principal	196,250	200,000
Unamortized debt issuance costs	(431)	(534)
Term loan net carrying value	195,819	199,466
Bank credit facility net carrying value	540,480	199,466
2026 Notes:
Principal	690,000	690,000
Unamortized debt issuance costs	(11,953)	(14,677)
2026 Notes net carrying value	678,047	675,323
2027 Notes:
Principal	575,000	575,000
Unamortized debt issuance costs	(11,917)	(13,797)
2027 Notes net carrying value	563,083	561,203
Total net carrying value	1,781,610	1,435,992
Less: Current portion of long-term debt	(5,000)	(5,000)
Total long-term debt	$1,776,610	$1,430,992
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
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including a $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had $505,189 and $849,850, respectively, available under the Credit Facility.
Borrowings under the Credit Facility are guaranteed by all of the Company’s first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum net leverage ratios. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants in its Credit Facility.

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
As of September 30, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes contain both affirmative and negative covenants. As of September 30, 2022, the Company was in compliance with all covenants in the 2026 Notes.
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
As of September 30, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes contain both affirmative and negative covenants. As of September 30, 2022, the Company was in compliance with all covenants in the 2027 Notes.

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
Interest Expense
Interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Bank credit facility:
Revolving loan facility (1)	$4,441	$911	$10,206	$2,490
Term loan (1)	2,119	—	4,577	—
Interest rate swap	(752)	325	(475)	942
Amortization and write-off of deferred debt issuance costs	288	253	864	1,049
	6,096	1,489	15,172	4,481
2026 Notes:
0.125% Coupon interest	216	221	662	592
Amortization of deferred debt issuance costs	908	909	2,724	2,470
	1,124	1,130	3,386	3,062
2027 Notes:
0.375% Coupon interest	569	551	1,647	563
Amortization of deferred debt issuance costs	626	627	1,880	641
	1,195	1,178	3,527	1,204
Other obligations	76	64	1,234	97
Total interest expense	$8,491	$3,861	$23,319	$8,844

(1)The revolving loan facility and term loan weighted average interest rate was 4.34% and 2.33% for the three months ended September 30, 2022 and 2021, respectively, and 3.20% and 2.02% for the nine months ended September 30, 2022 and 2021, respectively.

Interest rate risk associated with the Credit Facility is managed through an interest rate swap which has a termination date of April 2, 2030. Under the terms of the interest rate swap, the Company fixed its LIBOR borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carries the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company recorded a swap related asset at fair value of $39,435 and $10,117, respectively, in Other assets in the consolidated balance sheets.
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
For the three months ended September 30, 2022 and 2021, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $8,454 and $8,128, respectively, and $24,984 and $24,686 for the nine months ended September 30, 2022 and 2021, respectively.
Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s DCP, certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B Common Stock, which are valued for tax and accounting purposes in the same manner as actual shares of Class B Common Stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15).

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
Deferred compensation plan income was $4,576 and $21,873 for the three and nine months ended September 30, 2022, respectively. Deferred compensation plan expense was $88,965 and $89,327 for the three and nine months ended September 30, 2021, respectively.
For the three months ended September 30, 2022 and 2021, DCP elective participant deferrals were $1,586 and $527, respectively, and $4,694 and $2,020 for the nine months ended September 30, 2022 and 2021, respectively. No discretionary contributions were made to the DCP during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 21,535,748 and 25,384,449, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Accruals and other current liabilities	$1,977	$7,309
Deferred compensation plan liabilities	71,013	94,890
Total DCP liabilities	$72,990	$102,199

Note 13: Common Stock
BSY Stock Repurchase Program
On May 11, 2022, the Company announced that its board of directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B Common Stock through June 30, 2024. The Repurchase Program is used to offset dilution from the issuance of the Company’s Class B Common Stock under the Company’s stock‑based plans to enhance stockholder value. The shares proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. For the nine months ended September 30, 2022, the Company repurchased 896,126 shares for $28,250.
Common Stock Issuances, Sales, and Repurchases
On June 17, 2021, the Company issued 3,141,342 shares of the Company’s Class B Common Stock pursuant to the acquisition of Seequent (see Note 4).
For the nine months ended September 30, 2022, the Company issued 2,272,603 shares of Class B Common Stock to colleagues who exercised their stock options, net of 362,826 shares withheld at exercise to pay for the cost of the stock options, as well as for $8,459 of applicable income tax withholdings. The Company received $6,855 in proceeds from the exercise of stock options. For the nine months ended September 30, 2021, the Company issued 4,269,335 shares of Class B Common Stock to colleagues who exercised their stock options, net of 993,302 shares withheld at exercise to pay for the cost of the stock options, as well as for $34,988 of applicable income tax withholdings. The Company received $5,039 in proceeds from the exercise of stock options.
For the nine months ended September 30, 2022, the Company issued 185,178 shares of Class B Common Stock related to the exercise of acquisition options (see Note 15), net of 714,822 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.
For the nine months ended September 30, 2022 and 2021, the Company issued 284,992 and 190,619 shares of Class B Common Stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 409,108 shares awarded for the nine months ended September 30, 2022, 124,116 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,197. Of the total 322,160 shares awarded for the nine months ended September 30, 2021, 131,541 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $6,586.
For the nine months ended September 30, 2022 and 2021, the Company issued 3,523,386 and 2,290,999 shares of Class B Common Stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the nine months ended September 30, 2022 totaled 4,023,718 shares of which 500,332 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246. The distribution in shares for the nine months ended September 30, 2021 totaled 3,674,787 shares of which 1,383,788 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $65,684.

Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount (1)
2022:
Third quarter	$0.03	$8,592
Second quarter	0.03	8,678
First quarter	0.03	8,353
2021:
Third quarter	$0.03	$8,485
Second quarter	0.03	8,372
First quarter	0.03	8,219

(1)Includes declared dividends for certain restricted stock awards and restricted stock units, and are net of forfeitures.
Global Employee Stock Purchase Plan
The Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period). During the nine months ended September 30, 2022, colleagues who elected to participate in the ESPP purchased a total of 307,406 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $10,335. Of the total 314,471 shares purchased, 7,065 shares were sold back to the Company to pay for applicable income tax withholdings of $273. During the nine months ended September 30, 2021, colleagues who elected to participate in the ESPP purchased a total of 104,716 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $3,845. Of the total 111,486 shares purchased, 6,770 shares were sold back to the Company to pay for applicable income tax withholdings of $438. As of September 30, 2022 and December 31, 2021, $2,693 and $4,818 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2022 and 2021:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2022	$(88,250)	$(881)	$(89,131)
Other comprehensive (loss) income, before taxes	(12,809)	16	(12,793)
Tax expense	—	(5)	(5)
Other comprehensive (loss) income, net of taxes	(12,809)	11	(12,798)
Balance, September 30, 2022	$(101,059)	$(870)	$(101,929)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2021	$(53,914)	$(972)	$(54,886)
Other comprehensive (loss) income, before taxes	(27,014)	28	(26,986)
Tax expense	—	(8)	(8)
Other comprehensive (loss) income, net of taxes	(27,014)	20	(26,994)
Balance, September 30, 2021	$(80,928)	$(952)	$(81,880)
Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2022 and 2021:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2021	$(90,867)	$(907)	$(91,774)
Other comprehensive (loss) income, before taxes	(10,192)	52	(10,140)
Tax expense	—	(15)	(15)
Other comprehensive (loss) income, net of taxes	(10,192)	37	(10,155)
Balance, September 30, 2022	$(101,059)	$(870)	$(101,929)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(55,709)	87	(55,622)
Tax expense	—	(25)	(25)
Other comprehensive (loss) income, net of taxes	(55,709)	62	(55,647)
Balance, September 30, 2021	$(80,928)	$(952)	$(81,880)

Note 15: Equity Awards and Instruments
Stock-Based Compensation Expense
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted stock and restricted stock units (“RSUs”) expense (1)	$10,441	$4,681	$25,003	$11,139
Bonus Plan expense (see Note 11)	7,305	5,586	21,444	17,181
ESPP expense (see Note 13)	565	539	2,394	1,416
Stock option expense	395	773	1,762	2,494
Stock grants expense	—	—	450	450
DCP elective participant deferrals expense (2) (see Note 12)	85	173	306	173
Total stock-based compensation expense (3)	$18,791	$11,752	$51,359	$32,853

(1)Includes acquisition‑related shares (see Note 4).
(2)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(3)As of September 30, 2022 and December 31, 2021, $7,382 and $6,749 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of subscriptions and licenses	$757	$323	$1,927	$822
Cost of services	460	235	1,407	685
Research and development	6,754	5,227	17,693	14,069
Selling and marketing	2,014	1,582	5,657	3,885
General and administrative	8,806	4,385	24,675	13,392
Total stock-based compensation expense	$18,791	$11,752	$51,359	$32,853
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

Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2021	6,917,925	$5.26
Exercised	(2,635,429)	4.77
Forfeited and expired	(105,500)	5.64
Outstanding, September 30, 2022	4,176,996	$5.56	1.1	$104,542
Exercisable, September 30, 2022	3,225,496	$5.51	1.0	$80,897
For the nine months ended September 30, 2022 and 2021, the Company received cash proceeds of $6,855 and $5,039, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the nine months ended September 30, 2022 and 2021 was $89,532 and $250,795, respectively.
As of September 30, 2022, there was $749 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.5 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options had a five‑year term, were exercisable on March 27, 2022, and had an initial exercise price of $6.805 per share. The exercise price of the options was subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. During the nine months ended September 30, 2022, 900,000 shares were exercised. No acquisition options remain outstanding as of September 30, 2022.
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

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-		Performance-		Weighted	Weighted
	Total		Based		Based		Average	Average
	Restricted		Restricted		Restricted		Grant Date	Grant Date
	Stock		Stock		Stock		Fair Value	Fair Value
	and RSUs		and RSUs		and RSUs		Per Share	Per Share
Unvested, December 31, 2021	1,708,545		1,611,862		96,683	(4)	$32.81	$49.93
Granted	1,598,661	(1)	1,235,888	(3)	362,773	(5)	38.82	38.21
Vested	(477,283)		(386,113)		(91,170)	(4)	26.40	49.93
Forfeited and canceled	(147,816)		(142,303)		(5,513)		33.64	49.93
Unvested, September 30, 2022	2,682,107	(2)	2,319,334		362,773		37.02	38.21

(1)For the nine months ended September 30, 2022, the Company only granted RSUs.
(2)Includes 50,917 RSUs which are expected to be settled in cash.
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
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the nine months ended September 30, 2022 and 2021, 10,888 and 10,864 shares, respectively, were delivered to colleagues, and 23 and 33 additional shares, respectively, were earned as a result of dividends. As of September 30, 2022 and December 31, 2021, 9,356 and 20,221 shares, respectively, of these vested and deferred RSUs remained outstanding.

The weighted average grant date fair values of RSUs granted were $38.68 and $51.03, for the nine months ended September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022 and 2021, restricted stock and RSUs were issued net of 81,301 and 103,573 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $3,208 and $6,352, respectively.
As of September 30, 2022, there was $70,919 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock. As of September 30, 2022, there was $8,604 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years.
Stock Grants
For the nine months ended September 30, 2022 and 2021, the Company granted 13,632 and 7,824 fully vested shares of Class B Common Stock, respectively, with a fair value of $450.
Equity Awards Subsequent to September 30, 2022
In October 2022, the Company granted 336,809 time‑based RSUs, which vest ratably on each of the first four anniversaries of the grant date. The unrecognized compensation expense related to these RSUs is approximately $11,800, which is expected to be recognized over a weighted average period of approximately 4.0 years.
Note 16: Income Taxes
The following is a summary of Income (loss) before income taxes, Provision (benefit) for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$47,342	$(42,333)	$159,125	$52,460
Provision (benefit) for income taxes	$9,664	$5,025	$8,221	$(5,090)
Effective tax rate	20.4%	(11.9)%	5.2%	(9.7)%
For the three months ended September 30, 2022, the effective tax rate was higher as compared to the three months ended September 30, 2021 primarily due to the 2021 tax effect, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value (see Note 12). For the three months ended September 30, 2022 and 2021, the Company also recorded discrete tax benefits of $4,280 and $6,920, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the nine months ended September 30, 2022, the effective tax rate was higher as compared to the nine months ended September 30, 2021 primarily due to the 2021 tax effect, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value (see Note 12). For the nine months ended September 30, 2022 and 2021, the Company also recorded discrete tax benefits of $36,032 and $42,825, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

During the nine months ended September 30, 2022, the Company repatriated $150,000 of undistributed previously taxed earnings generated by its foreign subsidiaries to the U.S. The repatriations were used to fund the acquisition of Power Line Systems (see Note 4). The cash repatriations did not have a material impact on Provision for income taxes for the nine months ended September 30, 2022.
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
The following is a summary of the interest rate swap activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Recognized in Consolidated
	2022	2021	2022	2021	Statements of Operations
Interest rate swap:
Gain from change in fair value	$9,828	$1,463	$29,318	$9,198	Other income (expense), net
(Refunds) payments	(752)	325	(475)	942	Interest expense, net
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
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of September 30, 2022 and December 31, 2021:
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

Long-term debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of September 30, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $582,595 and $439,680, respectively. As of December 31, 2021, the estimated fair value of the 2026 Notes and 2027 Notes was $720,284 and $531,915, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$18	$—	$—	$18
Interest rate swap (2)	—	39,435	—	39,435
Total assets	$18	$39,435	$—	$39,453
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$1,244	$1,244
Deferred compensation plan liabilities (4)	72,990	—	—	72,990
Cash-settled equity awards (5)	279	—	—	279
Total liabilities	$73,269	$—	$1,244	$74,513

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21	$—	$—	$21
Interest rate swap (2)	—	10,117	—	10,117
Total assets	$21	$10,117	$—	$10,138
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$6,613	$6,613
Deferred compensation plan liabilities (4)	102,199	—	—	102,199
Cash-settled equity awards (5)	353	—	—	353
Total liabilities	$102,552	$—	$6,613	$109,165

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $1,244 and $5,382 as of September 30, 2022 and December 31, 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.
(4)Included in Deferred compensation plan liabilities, except for current liabilities of $1,977 and $7,309 as of September 30, 2022 and December 31, 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.

The following is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Balance, beginning of year	$6,613	$4,299
Payments	(5,160)	(2,371)
Addition	—	4,544
Change in fair value	(6)	294
Foreign currency translation adjustments	(203)	(153)
Balance, end of period	$1,244	$6,613
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of September 30, 2022, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $23,998 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	September 30, 2022	December 31, 2021
Americas (1)	$170,712	$99,500
EMEA	30,348	44,730
APAC	172,365	184,245
Total long-lived assets	$373,425	$328,475

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense (see Note 10)	$(8,491)	$(3,861)	$(23,319)	$(8,844)
Interest income	109	25	273	236
Interest expense, net	$(8,382)	$(3,836)	$(23,046)	$(8,608)
Note 21: Other Income (Expense), Net
Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$9,828	$1,463	$29,318	$9,198
Foreign exchange (1)	(11,027)	(2,446)	(18,815)	(248)
Sale of aircraft (see Note 5)	—	—	2,029	—
Change in fair value of acquisition contingent consideration	506	—	6	—
Other income, net	873	26	1,780	798
Total other income (expense), net	$180	$(957)	$14,318	$9,748

(1)Foreign exchange loss is primarily attributable to foreign currency translation derived mainly from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange losses of $5,730 and $2,741 for the three months ended September 30, 2022 and 2021, respectively, and $12,293 and $1,298 for the nine months ended September 30, 2022 and 2021, respectively.

Note 22: Net Income (Loss) Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of September 30, 2022 and 2021, there were 362,773 and 99,683 participating securities outstanding, respectively.
Undistributed net income (loss) allocated to participating securities are subtracted from net income (loss) in determining basic net income (loss) attributable to common stockholders. Basic net income (loss) per share is computed by dividing basic net income (loss) attributable to common stockholders by the weighted average number of shares, inclusive of undistributed shares held in the DCP as phantom shares of the Company’s Class B Common Stock.
For the Company’s diluted net income (loss) per share numerator, interest expense, net of tax, attributable to the conversion of the convertible senior notes is added back to basic net income (loss) attributable to common stockholders. For the Company’s diluted net income (loss) per share denominator, the basic weighted average number of shares is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP, and by the dilutive effect of the assumed conversion of the convertible senior notes. Diluted net income (loss) per share attributable to common stockholders is computed by dividing diluted net income (loss) attributable to common stockholders by the weighted average number of fully diluted common shares.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, net income (loss) per share would not differ under the two‑class method.

The details of basic and diluted net income (loss) per share are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
Numerator:
Net income (loss)	$36,997	$(48,022)		$149,058	$54,611
Less: Net income (loss) attributable to participating securities	(11)	(3)		(31)	(6)
Net income (loss) attributable to Class A and Class B common stockholders, basic	36,986	(48,025)		149,027	54,605
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	832	—	(1)	5,116	—
Net income (loss) attributable to Class A and Class B common stockholders, diluted	$37,818	$(48,025)		$154,143	$54,605

Denominator:
Weighted average shares, basic	310,116,104	308,195,379		308,959,801	305,119,985
Dilutive effect of stock options, restricted stock, and RSUs	4,126,936	—		5,278,839	9,430,643
Dilutive effect of ESPP	168,518	—		171,571	107,508
Dilutive effect of assumed conversion of convertible senior notes	10,758,825	—		17,667,623	—
Weighted average shares, diluted	325,170,383	308,195,379		332,077,834	314,658,136

Net income (loss) per share, basic	$0.12	$(0.16)		$0.48	$0.18
Net income (loss) per share, diluted	$0.12	$(0.16)		$0.46	$0.17

(1)The effect of interest expense, net of tax, attributable to assumed conversion of convertible senior notes for the three months ended September 30, 2021 has been excluded from the calculation of diluted net loss per share due to the net loss for the period.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
RSUs	297,789	8,174,124		279,789	90,400
ESPP	—	97,804		—	—
Convertible senior notes	6,908,798	17,667,623		—	12,076,899
Total anti-dilutive securities	7,206,587	25,939,551	(1)	279,789	12,167,299

(1)The effect of dilutive securities for the three months ended September 30, 2021 have been excluded from the calculation of diluted net loss per share as those potential common shares would have been anti‑dilutive due to the net loss for the period, except for 90,400 RSUs that were anti‑dilutive under the two‑class method calculation of diluted net income (loss) per share.

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
Our sources of revenue growth, excluding the impact from acquisitions, come from additional subscriptions revenues from existing accounts using the same products and represent the majority of our revenue growth, additional subscriptions revenues from existing accounts using new products, and subscriptions revenues from new accounts. For the year ended December 31, 2021, subscriptions represented 84% of our total revenues, and together with certain services revenues that are recurring in nature and represented 2% of our total revenues, brought the proportion of our recurring revenues to 86% of our total revenues. The remaining 14% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring services. We have a highly‑diversified account base, with our largest account representing no more than 2.5% of our total revenues in 2021. Our 2021 total revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with over 70% of our 2021 total revenues from organizations that have been our accounts for over ten years. Between 2001 and 2021, our total revenues had an approximately 8% compound annual growth rate.
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
Enterprise Subscriptions. Our enterprise subscription offerings provide our enterprise accounts with complete and unlimited global access to our comprehensive portfolio of solutions.
•Enterprise 365 (“E365”) Subscriptions. Under our E365 subscription, accounts are charged based upon daily usage. E365 subscriptions can contain quarterly usage floors or collars. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of our software.
•Enterprise License Subscriptions (“ELS”). Under our ELS offering, accounts are charged based upon a fixed annual fee. Subsequent annual renewals are based on the account’s usage of software in the preceding year, effectively resulting in a fee‑certain annual consumption‑based arrangement. We are completing efforts to transition ELS subscribers to E365 subscriptions, primarily to simplify pricing, more closely align consumption to monetization, and to establish Success Blueprints as recurring to ensure better business outcomes for our users. In transitioning subscribers to E365, we recognize a greater proportion of our revenues on a quarterly basis rather than substantially upfront.
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

	September 30,
	2022	2021
Annualized recurring revenues (“ARR”)	$983,656	$903,845
Last twelve-months recurring revenues	$950,367	$789,972
Twelve-months ended constant currency:
ARR growth rate	14%	26%
Account retention rate	99%	98%
Recurring revenues dollar-based net retention rate	110%	106%

ARR. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenues as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year, calculated using the spot foreign exchange rates. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 41% and 37% as of September 30, 2022 and 2021, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has increased daily consumption‑measured ARR, representing 33% of total ARR as of September 30, 2022. We believe that ARR is an important metric indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth.
In March 2022, in response to the Russia‑Ukraine war, we announced a pause of sales in Russia and Belarus, in addition to our strict compliance with applicable sanctions, regimes, and other regulatory restrictions on business activities in those countries. As a result of the conflict, we deemed our overall business recurrence in the affected countries to have been reduced by approximately 50%, and accordingly, reduced our related ARR by $5,190 as of March 31, 2022. During the second quarter of 2022, the marked shifts in the Russian business environment and economic outlook led us to conclude it was no longer viable for us to continue operations in Russia. Accordingly, we made the decision to wind down business and exit the Russian market, which resulted in a further reduction in our ARR by $6,000.
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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues primarily due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended September 30, 2022 compared to the last twelve‑months of the preceding twelve‑month period increased by $160,395. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisitions of Power Line Systems and Seequent Holdings Limited (“Seequent”). For the twelve months ended September 30, 2022, 88% of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR growth rate was favorably impacted by 2.5% due to the ARR onboarding from our platform acquisition of Power Line Systems during the twelve months ended September 30, 2022. We believe that ARR growth is an important metric indicating the scale and growth of our business.

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
Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. Related to our platform acquisitions, recurring revenues into new accounts will be captured as existing accounts starting with the second anniversary of the acquisition when such data conforms to the calculation methodology. This may cause variability in the comparison. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 88% of our total revenues for the twelve months ended September 30, 2022, this metric helps explain our revenue performance, excluding the impact from acquisitions, as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.
Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted EBITDA	$89,740	$84,468	$273,877	$236,778
Adjusted Net Income	61,825	56,289	215,189	194,971
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses (income), other non‑operating (income) expense, net, and (income) loss from investment accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net income (loss) adjusted for the following: amortization of purchased intangibles and developed technologies, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses (income), other non‑operating (income) expense, net, the tax effect of the above adjustments to net income (loss), and (income) loss from investment accounted for using the equity method, net of tax. The income tax effect of non‑GAAP adjustments was determined using the applicable rates in the taxing jurisdictions in which income or expense occurred, and represent both current and deferred income tax expense or benefit based on the nature of the non‑GAAP adjustments, including the tax effects of non‑cash stock‑based compensation expense.

Adjusted EBITDA and Adjusted Net Income are not presentations made in accordance with U.S. GAAP, and our use of the terms Adjusted EBITDA and Adjusted Net Income may vary from the use of similarly titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. We believe the presentation of Adjusted EBITDA and Adjusted Net Income provides useful information to management and investors regarding financial and business trends related to our results of operations and that when non‑GAAP financial information is viewed with U.S. GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance. We also use Adjusted EBITDA and Adjusted Net Income to compare our results to those of our competitors and to consistently measure our performance from period to period. During the second quarter of 2022, we modified our definitions of Adjusted EBITDA and Adjusted Net Income to adjust for realignment expenses (income) relating to our Russian market exit costs as described further below. Amounts for all periods herein reflect application of the aforementioned definitions modification.
Adjusted EBITDA and Adjusted Net Income should not be considered as alternatives to net income (loss), operating income, or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance. Adjusted EBITDA and Adjusted Net Income have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.
Reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$36,997	$(48,022)	$149,058	$54,611
Interest expense, net	8,382	3,836	23,046	8,608
Provision (benefit) for income taxes	9,664	5,025	8,221	(5,090)
Depreciation and amortization	17,914	16,666	53,644	35,946
Stock-based compensation (2)	18,626	11,588	50,974	32,186
Deferred compensation plan (3)	(4,576)	88,965	(21,873)	89,327
Acquisition expenses (4)	3,203	4,789	21,056	27,999
Realignment (income) expenses (5)	(971)	—	2,223	—
Other (income) expense, net (6)	(180)	957	(14,318)	(9,748)
Loss from investment accounted for using the equity method, net of tax	681	664	1,846	2,939
Adjusted EBITDA	$89,740	$84,468	$273,877	$236,778

Reconciliation of net income (loss) to Adjusted Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$36,997	$(48,022)	$149,058	$54,611
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles and developed technologies (1)	13,575	11,539	40,174	22,003
Stock-based compensation (2)	18,626	11,588	50,974	32,186
Deferred compensation plan (3)	(4,576)	88,965	(21,873)	89,327
Acquisition expenses (4)	3,203	4,789	21,056	27,999
Realignment (income) expenses (5)	(971)	—	2,223	—
Other (income) expense, net (6)	(180)	957	(14,318)	(9,748)
Total non-GAAP adjustments, prior to income taxes	29,677	117,838	78,236	161,767
Income tax effect of non-GAAP adjustments	(5,530)	(14,191)	(13,951)	(24,346)
Loss from investment accounted for using the equity method, net of tax	681	664	1,846	2,939
Adjusted Net Income	$61,825	$56,289	$215,189	$194,971

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

(3)Deferred compensation plan. In August 2021, our board of directors approved an amendment to the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations. We exclude Deferred compensation plan expense (income) when we evaluate our continuing operational performance because it is not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of this item on our total operating expenses.
(4)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense (See Note 4 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q). Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. For the three and nine months ended September 30, 2022, $350 and $10,149, respectively, of our acquisition expenses related to our platform acquisition of Power Line Systems. For the three and nine months ended September 30, 2021, $389 and $16,285, respectively, of our acquisition expenses related to our platform acquisition of Seequent. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.
(5)Realignment (income) expenses. During the second quarter of 2022, the marked shifts in the Russian business environment and economic outlook led us to conclude it was no longer viable for us to continue operations in Russia. Accordingly, we made the decision to wind down business and exit the Russian market. As a result, we incurred exit costs, which were comprised of termination benefits for colleagues whose positions were eliminated and asset impairments (“Russian market exit costs”). We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment.

(6)Other (income) expense, net. The table below contains the details of Other (income) expense, net. We exclude these items because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Gain) loss from:
Change in fair value of interest rate swap	$(9,828)	$(1,463)	$(29,318)	$(9,198)
Foreign exchange (a)	11,027	2,446	18,815	248
Sale of aircraft	—	—	(2,029)	—
Change in fair value of acquisition contingent consideration	(506)	—	(6)	—
Other income, net	(873)	(26)	(1,780)	(798)
Total other (income) expense, net	$(180)	$957	$(14,318)	$(9,748)

(a)Foreign exchange loss is primarily attributable to foreign currency translation derived mainly from United States (“U.S.”) Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange losses of $5,730 and $2,741 for the three months ended September 30, 2022 and 2021, respectively, and $12,293 and $1,298 for the nine months ended September 30, 2022 and 2021, respectively.
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
We completed four and 12 acquisitions for the nine months ended September 30, 2022 and 2021, respectively. Our three and nine months ended September 30, 2022 consolidated financial statements were meaningfully impacted by our platform acquisition of Power Line Systems, which was completed on January 31, 2022 for $695,968 in cash, net of cash acquired. Our three and nine months ended September 30, 2022 and 2021 consolidated financial statements were meaningfully impacted by our platform acquisition of Seequent, which was completed on June 17, 2021 for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of our Class B Common Stock. For the three and nine months ended September 30, 2022, $350 and $10,149, respectively, of our acquisition expenses related to the acquisition of Power Line Systems. For the three and nine months ended September 30, 2021, $389 and $16,285, respectively, of our acquisition expenses related to the acquisition of Seequent.

DCP Amendment. In August 2021, our board of directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of our Class B Common Stock into other phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value. Subsequent to the one‑time reallocation, these diversified deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
BSY Stock Repurchase Program. On May 11, 2022, we announced that our board of directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing us to repurchase up to $200,000 of our Class B Common Stock through June 30, 2024. The Repurchase Program is used to offset dilution from the issuance of our Class B Common Stock under our stock‑based plans to enhance stockholder value. For the nine months ended September 30, 2022, we repurchased 896,126 shares for $28,250.
Impact of foreign currency. A portion of our total revenues and operating expenses were derived from outside the U.S. and, as such, were denominated in various foreign currencies, including most significantly: Euros, British Pounds, Australian Dollars, Canadian Dollars, Chinese Yuan Renminbi, and New Zealand Dollars. Our financial results are therefore affected by changes in foreign currency rates. In 2021, 47% of our total revenues were denominated in various foreign currencies. Correspondingly, in 2021, 42% of our total operating expenses were denominated in various foreign currencies. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure. Accordingly, our results of operations have been, and in the future will be, affected by changes in foreign exchange rates.
We identify the effects of foreign currency on our operations and present constant currency growth rates and fluctuations because we believe exchange rates are an important factor in understanding period‑over‑period comparisons and enhance the understanding of our results and evaluation of our performance. In reporting period-over-period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results using prior period average foreign currency exchange rates. Our definition of constant currency may differ from other companies reporting similarly named measures, and these constant currency performance measures should be viewed in addition to, and not as a substitute for, our operating performance measures calculated in accordance with U.S. GAAP.

Results of Operations:
Our selected consolidated statements of operations data for each of the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Subscriptions	$235,307	$215,135	$708,731	$589,702
Perpetual licenses	9,460	11,866	31,213	33,373
Subscriptions and licenses	244,767	227,001	739,944	623,075
Services	23,565	24,387	72,190	74,239
Total revenues	268,332	251,388	812,134	697,314
Cost of revenues:
Cost of subscriptions and licenses	37,371	31,056	107,904	89,882
Cost of services	21,812	23,176	66,758	67,090
Total cost of revenues	59,183	54,232	174,662	156,972
Gross profit	209,149	197,156	637,472	540,342
Operating expense (income):
Research and development	63,827	57,334	189,966	157,913
Selling and marketing	46,114	44,392	141,676	114,846
General and administrative	37,794	35,329	128,981	110,233
Deferred compensation plan	(4,576)	88,965	(21,873)	89,327
Amortization of purchased intangibles	10,446	8,676	30,869	16,703
Total operating expenses	153,605	234,696	469,619	489,022
Income (loss) from operations	55,544	(37,540)	167,853	51,320
Interest expense, net	(8,382)	(3,836)	(23,046)	(8,608)
Other income (expense), net	180	(957)	14,318	9,748
Income (loss) before income taxes	47,342	(42,333)	159,125	52,460
(Provision) benefit for income taxes	(9,664)	(5,025)	(8,221)	5,090
Loss from investment accounted for using the equity method, net of tax	(681)	(664)	(1,846)	(2,939)
Net income (loss)	36,997	(48,022)	149,058	54,611
Less: Net income (loss) attributable to participating securities	(11)	(3)	(31)	(6)
Net income (loss) attributable to Class A and Class B common stockholders	$36,986	$(48,025)	$149,027	$54,605
Per share information:
Net income (loss) per share, basic	$0.12	$(0.16)	$0.48	$0.18
Net income (loss) per share, diluted	$0.12	$(0.16)	$0.46	$0.17
Weighted average shares, basic	310,116,104	308,195,379	308,959,801	305,119,985
Weighted average shares, diluted	325,170,383	308,195,379	332,077,834	314,658,136

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
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Subscriptions	$235,307	$215,135	$20,172	9.4%	17.6%
Perpetual licenses	9,460	11,866	(2,406)	(20.3%)	(12.6%)
Subscriptions and licenses	244,767	227,001	17,766	7.8%	16.0%
Services	23,565	24,387	(822)	(3.4%)	1.9%
Total revenues	$268,332	$251,388	$16,944	6.7%	14.7%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Subscriptions	$708,731	$589,702	$119,029	20.2%	26.6%
Perpetual licenses	31,213	33,373	(2,160)	(6.5%)	0.4%
Subscriptions and licenses	739,944	623,075	116,869	18.8%	25.2%
Services	72,190	74,239	(2,049)	(2.8%)	0.8%
Total revenues	$812,134	$697,314	$114,820	16.5%	22.6%
The increase in total revenues for the three and nine months ended September 30, 2022 was primarily driven by improvements in our business performance and the impact from our platform acquisitions in subscriptions revenues, partially offset by the overall negative foreign currency effects due to a stronger U.S. Dollar relative to our other currencies. We define business performance as our organic growth results inclusive of the impact from certain programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
•Subscriptions. For the three months ended September 30, 2022, the increase in subscriptions revenues was primarily driven by improvements in our business performance, on a constant currency basis, of approximately $27,500 and the impact from our platform acquisition of approximately $10,400.
For the nine months ended September 30, 2022, the increase in subscriptions revenues was primarily driven by the impact from our platform acquisitions of approximately $84,900 and improvements in our business performance, on a constant currency basis, of approximately $69,000.
For the three months ended September 30, 2022, the acquisition impact relates to our platform acquisition of Power Line Systems and is inclusive of its organic performance. For the nine months ended September 30, 2022, the acquisition impact relates to our platform acquisitions of Seequent and Power Line Systems and is inclusive of their respective organic performance.

The improvements in business performance, on a constant currency basis, were primarily driven by expansion within our existing accounts, and growth of 3% attributable to new accounts exclusive of platform acquisitions, most notability smaller- and medium-sized accounts. Improvements in business performance for the three months ended September 30, 2022 were led by our engineering applications. Improvements in business performance for the nine months ended September 30, 2022 were led by our structural and civil engineering applications and our Enterprise Systems for project delivery.
•Perpetual licenses. For the three months ended September 30, 2022, the decrease in perpetual licenses revenues was primarily driven by a reduction in business performance, due to continued efforts to migrating users to subscription offerings.
For the nine months ended September 30, 2022, perpetual licenses revenues were impacted by our Seequent platform acquisition by approximately $1,800, partially offset by a reduction in business performance, on a constant currency basis, of approximately $1,700.
•Services. For the nine months ended September 30, 2022, services revenues were impacted by our Seequent and Power Line Systems platform acquisitions by approximately $1,200, partially offset by a reduction in business performance, on a constant currency basis, of approximately $700.
For the nine months ended September 30, 2022, the reduction in business performance, on a constant currency basis, was impacted by the ongoing transition of historically classified services revenues into subscriptions revenues for accounts converting to our E365 subscription offering with embedded Success Services, partially offset by favorable contributions from Cohesive digital integrator services of approximately $6,300.
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Americas	$141,599	$127,996	$13,603	10.6%	12.2%
Europe, the Middle East, and Africa (“EMEA”)	75,416	76,502	(1,086)	(1.4%)	13.9%
Asia-Pacific (“APAC”)	51,317	46,890	4,427	9.4%	22.8%
Total revenues	$268,332	$251,388	$16,944	6.7%	14.7%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Americas	$440,218	$349,752	$90,466	25.9%	27.0%
EMEA	227,696	219,507	8,189	3.7%	15.2%
APAC	144,220	128,055	16,165	12.6%	22.9%
Total revenues	$812,134	$697,314	$114,820	16.5%	22.6%

•Americas. For the three months ended September 30, 2022, the increase in revenues from the Americas was primarily driven by improvements in our business performance, on a constant currency basis, of approximately $8,600 and an increase in subscriptions revenues from our Power Line Systems platform acquisition of approximately $6,800.
For the nine months ended September 30, 2022, the increase in revenues from the Americas was primarily driven by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $53,600 and improvements in our business performance, on a constant currency basis, of approximately $38,900.
The improvements in business performance, on a constant currency basis, for the three and nine months ended September 30, 2022 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.
•EMEA. For the three months ended September 30, 2022, EMEA revenues were impacted by improvements in our business performance, on a constant currency basis, of approximately $8,000.
The improvements in business performance, on a constant currency basis, for the three months ended September 30, 2022 were primarily due to expansion of our subscriptions revenues from existing accounts in Central Europe, the Middle East, and Africa, partially offset by reductions in Russia.
For the nine months ended September 30, 2022, the increase in revenues from EMEA was primarily driven by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $16,900 and improvements in our business performance, on a constant currency basis, of approximately $14,900.
The improvements in business performance, on a constant currency basis, for the nine months ended September 30, 2022 were primarily due to expansion of our subscriptions revenues from existing accounts in Central Europe, the United Kingdom, the Middle East, and Africa, partially offset by reductions in Russia.
•APAC. For the three months ended September 30, 2022, the increase in revenues from APAC was primarily driven by improvements in our business performance, on a constant currency basis, of approximately $9,600.
For the nine months ended September 30, 2022, the increase in revenues from APAC was primarily driven by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $14,500 and improvements in our business performance, on a constant currency basis, of approximately $12,900.
The improvements in business performance, on a constant currency basis, for the three and nine months ended September 30, 2022 were primarily due to expansion of our subscriptions revenues from existing accounts in India, and Southeast Asia, partially offset by reductions in China.

Cost of Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Cost of subscriptions and licenses	$37,371	$31,056	$6,315	20.3%	27.9%
Cost of services	21,812	23,176	(1,364)	(5.9%)	1.2%
Total cost of revenues	$59,183	$54,232	$4,951	9.1%	16.5%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Cost of subscriptions and licenses	$107,904	$89,882	$18,022	20.1%	25.7%
Cost of services	66,758	67,090	(332)	(0.5%)	4.4%
Total cost of revenues	$174,662	$156,972	$17,690	11.3%	16.6%
Cost of subscriptions and licenses. For the three months ended September 30, 2022, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $3,300, mainly due to annual salary adjustments and additional headcount, an increase in cloud‑related costs of approximately $2,200, and an increase in channel partner compensation and royalties of approximately $2,000.
For the nine months ended September 30, 2022, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $10,300, mainly due to our platform acquisition of Seequent and annual salary adjustments, an increase in amortization expense for software and technology of approximately $4,500, and an increase in cloud‑related costs of approximately $3,900.
Cost of services. For the nine months ended September 30, 2022, on a constant currency basis, cost of services increased primarily due to an increase in headcount‑related costs of approximately $3,900, mainly due to digital integrator business acquisitions and annual salary adjustments, partially offset by a decrease in facilities costs of approximately $700.
Operating Expense (Income)

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Research and development	$63,827	$57,334	$6,493	11.3%	18.0%
Selling and marketing	46,114	44,392	1,722	3.9%	11.0%
General and administrative	37,794	35,329	2,465	7.0%	11.9%
Deferred compensation plan	(4,576)	88,965	(93,541)	*	*
Amortization of purchased intangibles	10,446	8,676	1,770	20.4%	24.9%
Total operating expenses	$153,605	$234,696	$(81,091)	(34.6%)	(30.7%)

*Not meaningful

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2022	2021	Amount	%	%
Research and development	$189,966	$157,913	$32,053	20.3%	25.5%
Selling and marketing	141,676	114,846	26,830	23.4%	28.9%
General and administrative	128,981	110,233	18,748	17.0%	20.1%
Deferred compensation plan	(21,873)	89,327	(111,200)	*	*
Amortization of purchased intangibles	30,869	16,703	14,166	84.8%	92.9%
Total operating expenses	$469,619	$489,022	$(19,403)	(4.0%)	0.0%

*Not meaningful
Research and development. For the three months ended September 30, 2022, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $9,000. The increase in headcount-related costs was primarily comprised of approximately $6,500 of increases in salaries, mainly due to annual salary adjustments and additional headcount, and variable compensation costs.
For the nine months ended September 30, 2022, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $35,200. The increase in headcount-related costs was primarily comprised of approximately $29,600 of increases in salaries, mainly due to our platform acquisition of Seequent, annual salary adjustments, and variable compensation costs, as well as an increase in stock-based compensation expense of approximately $4,100.
Selling and marketing. For the three months ended September 30, 2022, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $4,100. The increase in headcount-related costs was primarily comprised of approximately $2,400 of increases in salaries, mainly due to annual salary adjustments, and variable compensation costs, an increase in travel-related costs of approximately $1,100, and increase in stock-based compensation expense of approximately $600.
For the nine months ended September 30, 2022, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $27,300 and an increase in promotional costs of approximately $3,500. The increase in headcount-related costs was primarily comprised of approximately $21,400 of increases in salaries, mainly due to our platform acquisition of Seequent and annual salary adjustments, and variable compensation costs, an increase in travel-related costs of approximately $3,800, and an increase in stock-based compensation expense of approximately $2,100.
General and administrative. For the three months ended September 30, 2022, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount-related costs of approximately $7,700. The increase in headcount-related costs was primarily comprised of an increase in stock‑based compensation expense of approximately $4,700 and an increase in salaries costs of approximately $3,300, mainly due to annual salary adjustments. Partially offsetting this increase were a decrease in facilities costs of approximately $1,700 and lower acquisition expenses of approximately $1,400.

For the nine months ended September 30, 2022, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount-related costs of approximately $26,400. The increase in headcount-related costs was primarily comprised of an increase in salaries costs of approximately $12,700, mainly due to our platform acquisition of Seequent and annual salary adjustments, and an increase in stock‑based compensation expense of approximately $11,800. Partially offsetting these increases were lower acquisition expenses of approximately $7,200, primarily due to expenses of $10,149 related to the acquisition of Power Line Systems for the nine months ended September 30, 2022 as compared to expenses of $16,285 related to the acquisition of Seequent for the nine months ended September 30, 2021.
Deferred compensation plan. For the three and nine months ended September 30, 2022, deferred compensation plan income was $4,576 and $21,873, respectively. These amounts were attributable to the marked to market impact on deferred compensation plan liability balances period-over-period. For the three and nine months ended September 30, 2021, deferred compensation plan expense was $88,965 and $89,327, respectively. These amounts were primarily attributable to a one‑time compensation charge of $90,721 as discussed further below, partially offset by the marked to market impact on deferred compensation plan liability balances period-over-period.
In August 2021, our board of directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the three and nine months ended September 30, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value.
Amortization of purchased intangibles. For the three and nine months ended September 30, 2022, on a constant currency basis, amortization of purchased intangibles increased primarily due to amortization from recently acquired purchased intangibles.

Interest Expense, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense	$(8,491)	$(3,861)	$(23,319)	$(8,844)
Interest income	109	25	273	236
Interest expense, net	$(8,382)	$(3,836)	$(23,046)	$(8,608)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revolving loan facility	$(4,441)	$(911)	$(10,206)	$(2,490)
Term loan	(2,119)	—	(4,577)	—
Interest rate swap	752	(325)	475	(942)
Convertible senior notes, coupon interest	(785)	(772)	(2,309)	(1,155)
Amortization and write-off of deferred debt issuance costs	(1,822)	(1,789)	(5,468)	(4,160)
Other, net	33	(39)	(961)	139
Interest expense, net	$(8,382)	$(3,836)	$(23,046)	$(8,608)
For the three and nine months ended September 30, 2022, interest expense, net increased primarily due to a higher outstanding average balance combined with a higher average interest rate under the revolving loan facility, and interest expense on the term loan, which we entered into on December 22, 2021.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain (loss) from:
Change in fair value of interest rate swap	$9,828	$1,463	$29,318	$9,198
Foreign exchange (1)	(11,027)	(2,446)	(18,815)	(248)
Sale of aircraft	—	—	2,029	—
Change in fair value of acquisition contingent consideration	506	—	6	—
Other income, net	873	26	1,780	798
Total other income (expense), net	$180	$(957)	$14,318	$9,748

(1)Foreign exchange loss is primarily attributable to foreign currency translation derived mainly from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions denominated in U.S. Dollars resulted in unrealized foreign exchange losses of $5,730 and $2,741 for the three months ended September 30, 2022 and 2021, respectively, and $12,293 and $1,298 for the nine months ended September 30, 2022 and 2021, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$47,342	$(42,333)	$159,125	$52,460
Provision (benefit) for income taxes	$9,664	$5,025	$8,221	$(5,090)
Effective tax rate	20.4%	(11.9)%	5.2%	(9.7)%
For the three months ended September 30, 2022, the effective tax rate was higher as compared to the three months ended September 30, 2021 primarily due to the 2021 tax effect, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value. For the three months ended September 30, 2022 and 2021, we also recorded discrete tax benefits of $4,280 and $6,920, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the nine months ended September 30, 2022, the effective tax rate was higher as compared to the nine months ended September 30, 2021 primarily due to the 2021 tax effect, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value. For the nine months ended September 30, 2022 and 2021, we also recorded discrete tax benefits of $36,032 and $42,825, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$36,997	$(48,022)	$149,058	$54,611
For the three months ended September 30, 2022, net income (loss) increased by $85,019, or 177.0%, compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, net income (loss) increased by $94,447, or 172.9%, compared to the nine months ended September 30, 2021. Net income as a percentage of total revenues was 13.8% and (19.1)% for the three months ended September 30, 2022 and 2021, respectively, and 18.4% and 7.8% for the nine months ended September 30, 2022 and 2021. The changes are due to the factors described above.

Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted EBITDA	$89,740	$84,468	$273,877	$236,778
Adjusted Net Income	$61,825	$56,289	$215,189	$194,971
For the three and nine months ended September 30, 2022, Adjusted EBITDA increased by $5,272 and $37,099 compared to the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2022 and 2021, Adjusted EBITDA as a percentage of total revenues was 33.4% and 33.6%, respectively. For the nine months ended September 30, 2022 and 2021, Adjusted EBITDA as a percentage of total revenues was 33.7% and 34.0%, respectively.
For the three and nine months ended September 30, 2022, Adjusted Net Income increased by $5,536 and $20,218 compared to the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2022 and 2021, Adjusted Net Income as a percentage of total revenues was 23.0% and 22.4%, respectively. For the nine months ended September 30, 2022 and 2021, Adjusted Net Income as a percentage of total revenues was 26.5% and 28.0%, respectively.
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
On May 11, 2022, we announced that our board of directors approved the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B Common Stock through June 30, 2024. The Repurchase Program is used to offset dilution from the issuance of our Class B Common Stock under our stock‑based plans to enhance stockholder value. The shares proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. We intend to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares repurchased under the Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, the market price of our Class B Common Stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. For the nine months ended September 30, 2022, we repurchased 896,126 shares for $28,250.

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
Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of September 30, 2022 and December 31, 2021, 94% and 48%, respectively, of our total cash and cash equivalents were located outside of the U.S. During the nine months ended September 30, 2022, we repatriated $150,000 of undistributed previously taxed earnings generated by our foreign subsidiaries to the U.S. The repatriations were used to fund the acquisition of Power Line Systems. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the U.S.
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
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. Our domestic and foreign holdings of cash and cash equivalents are as follows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents held domestically	$4,349	$170,267
Cash and cash equivalents held by foreign subsidiaries	68,507	159,070
Total cash and cash equivalents	$72,856	$329,337
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
In addition to the senior secured revolving loan facility, the Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including a $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, we had $505,189 and $849,850, respectively, available under the Credit Facility.
Borrowings under the Credit Facility are guaranteed by all of our first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries. The Credit Facility contains both affirmative and negative covenants, including maximum net leverage ratios. As of September 30, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Facility.
Interest rate risk associated with the Credit Facility is managed through an interest rate swap which has a termination date of April 2, 2030. Under the terms of the interest rate swap, we fixed our London Interbank Offered Rate borrowing rate at 0.73% on a notional amount of $200,000. The interest rate swap is not designated as a hedging instrument for accounting purposes. We account for the interest rate swap as either an asset or a liability in the consolidated balance sheets and carry the derivative at fair value. Gains and losses from the change in fair value are recognized in Other income (expense), net in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, we recorded a swap related asset at fair value of $39,435 and $10,117, respectively, in Other assets in the consolidated balance sheets.
The weighted average interest rate under the Credit Facility was 4.34% and 2.33% for the three months ended September 30, 2022 and 2021, respectively, and 3.20% and 2.02% for the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes contain both affirmative and negative covenants. As of September 30, 2022, we were in compliance with all covenants in the 2027 Notes.

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
As of September 30, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes contain both affirmative and negative covenants. As of September 30, 2022, we were in compliance with all covenants in the 2026 Notes.
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

Comparison of the Nine Months Ended September 30, 2022 and 2021
Our cash flow activities for the nine months ended September 30, 2022 and 2021 consist of the following:

	Nine Months Ended September 30,
	2022	2021
Net Cash Provided By (Used In):
Operating activities	$238,198	$207,417
Investing activities	(740,445)	(1,047,847)
Financing activities	254,692	869,649
Operating activities
Net cash provided by operating activities was $238,198 for the nine months ended September 30, 2022. Compared to the same period in the prior year, net cash provided by operating activities was higher by $30,781 due to an increase in net income of $94,447 and a net increase in net cash flows from the change in operating assets and liabilities of $10,894, partially offset by a net decrease in non‑cash adjustments of $74,560. Both the increase in net income and the net decrease in non‑cash adjustments were impacted by the one‑time, non‑cash compensation charge of $90,721 to Deferred compensation plan expenses during the nine months ended September 30, 2021 to record reallocated deferred compensation plan liabilities at fair value as previously discussed. The net increase in cash flows from the change in operating assets and liabilities was primarily related to a decrease related to cash paid for income taxes.
For the nine months ended September 30, 2021, net cash provided by operating activities was $207,417 due to net income of $54,611 increased by $138,808 of non‑cash adjustments and $13,998 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $740,445 for the nine months ended September 30, 2022 primarily due to $719,539 in acquisition related payments, net of cash acquired, to complete four acquisitions.
For the nine months ended September 30, 2021, net cash used in investing activities was $1,047,847 primarily due to $1,033,695 in acquisition related payments, net of cash acquired, to complete 12 acquisitions.
Financing activities
Net cash provided by financing activities was $254,692 for the nine months ended September 30, 2022 primarily due to an increase in net borrowings under the Credit Facility of $340,912, partially offset by net payments for shares acquired of $70,463, including shares repurchased under the Repurchase Program, and payments of dividends of $25,828.
For the nine months ended September 30, 2021, net cash provided by financing activities was $869,649 primarily due to the net proceeds from the convertible senior notes of $1,233,377, partially offset by a decrease in net borrowings under the Credit Facility of $178,145, net payments for shares acquired of $111,306, and the purchase of capped call options of $51,555.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From July 1, 2022 to September 30, 2022, we issued 262,901 shares of our Class B Common Stock pursuant to the vesting of restricted stock awards and restricted stock units.
From July 1, 2022 to September 30, 2022, we issued 97,591 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B Common Stock we repurchased during the three months ended September 30, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
July 1, 2022 to July 31, 2022	—	$—	—	$186,767,654
August 1, 2022 to August 31, 2022	—	—	—	186,767,654
September 1, 2022 to September 30, 2022	433,125	34.63	433,125	171,767,665
	433,125	34.63	433,125

(1)Represents shares purchased in open‑market transactions under the BSY Stock Repurchase Program approved by our board of directors.
(2)These amounts correspond to the plan publicly announced and approved by our board of directors in May 2022 that authorizes the repurchase up to $200 million of our Class B Common Stock through June 30, 2024.

Item 5. Other Information
As disclosed in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, certain of the Company’s named executive officers, including David J. Hollister, the Company’s Chief Investment Officer, receive a portion of their annual compensation under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”). Pursuant to the Bonus Plan, participants are eligible to receive incentive bonuses that are determined based on the Company’s Management Report Operating Income, or adjusted operating income, as determined by the Company’s internal management accounts (“MROI”). For purposes of the Bonus Plan, the bonus pool thereunder may be funded with up to an aggregate of 20% of the Company’s adjusted MROI (as adjusted for accounting anomalies and other items identified as non‑GAAP charges), minus (a) the value of certain incentive compensation paid to or reserved for senior management members and others employees who do not participate in the Bonus Plan; (b) allowed charitable contributions recommended by the plan participants; and (c) any other amount recommended by a majority of participants, subject to approval by the Company’s nonemployee directors. Payments are determined and made quarterly to plan participants based on each such participant’s allocated interest in the bonus pool. With respect to fiscal year 2022 (and consistent with fiscal year 2021), David J. Hollister’s allocated percentage interest in the Bonus Plan bonus pool is 12.1% (4/33).
On November 2, 2022, the Sustainability Committee of the Company’s board of directors approved an amendment to the Bonus Plan such that with respect to current year payouts and thereafter, one‑third of David J. Hollister’s allocated percentage interest will be multiplied by a coefficient derived from the performance of the Company’s BSY Investments group (the Company’s executive team focused on portfolio development, mergers and acquisitions, venture capital investing, digital integrator business activities, and various incubating and accelerating business activities). This coefficient is generally determined by calculating the annual increase (or decrease) in value of the BSY Investments portfolio, taking into account applicable fees and an annual hurdle rate, in all cases, as approved by the Company’s nonemployee directors.
Item 6. Exhibits

Exhibit
Number	Description
10.1*	Amendment No. 1 to the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Bentley Systems, Incorporated

Date: November 8, 2022	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)