Form 10-K
period 2022-12-31
BENTLEY SYSTEMS INC
filed 2023-02-28
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

FORM 10-K
______________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39548
______________________________________________________________________

BENTLEY SYSTEMS, INCORPORATED
(Exact name of registrant as specified in its charter)
______________________________________________________________________

Delaware	95-3936623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

685 Stockton Drive
Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 458-5000
______________________________________________________________________

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.0 billion based on the closing price reported on the Nasdaq Stock Market LLC on that date. As of February 21, 2023, the registrant had 11,601,757 shares of Class A and 278,830,726 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2022.

Auditor Name: KPMG LLP	Auditor Location: Philadelphia, Pennsylvania	Audit Firm ID: 185

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward‑looking statements. All statements contained in this report other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “could,” “would,” “seeks,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as well as statements regarding our focus for the future, are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations, projections, and assumptions about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements. The forward‑looking statements, as well as our report as a whole, are subject to risks and uncertainties.
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

PART I
Item 1. Business
Bentley Systems: The Infrastructure Engineering Software Company
We enable infrastructure professionals and their organizations, by “going digital” through our software and cloud services offerings, to better design, build, and operate better infrastructure. We were founded in 1984 by the Bentley brothers and on September 25, 2020, we completed our initial public offering (“IPO”).
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. Our software enables digital workflows across engineering disciplines, across distributed project teams, and from offices to the field. Moreover, we believe that our offerings, in particular our infrastructure digital twin solutions, empower the achievement of sustainable development goals (“SDGs”) by helping our users – infrastructure professionals – realize outcomes that are more sustainable and resilient.
We deliver our solutions via on‑premises, cloud, and hybrid environments. Our users engineer, construct, and operate projects and assets across the following infrastructure sectors:
•public works (including roads, rail, bridges, tunnels, airports, ports, and federal, state, and municipal agencies)/utilities (including networks for electricity, gas, communications, and water, wastewater, and drainage). We estimate that this sector represents 49% of the net infrastructure asset value of the global top 500 infrastructure owners based on the 2022 edition of the Bentley Infrastructure 500 Top Owners, our annual compilation of the world’s largest infrastructure owners ranked by net depreciated value of their tangible fixed assets;
•resources (including mining, oil and gas “upstream,” offshore, pipelines, environmental management, and renewable energy). We estimate that this sector represents 21% of the global top 500 infrastructure owners’ net infrastructure asset value;
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

APPLICATIONS

ENGINEERING APPLICATIONS

- MicroStation
- OpenBridge
- OpenBuildings
- OpenFlows
- OpenPlant
- OpenRail
- OpenRoads
- OpenSite
- OpenTunnel
- ADINA
- AutoPIPE
- CUBE
- EMME
- LEGION
- MOSES
- RAM
- SACS
- STAAD

GEOPROFESSIONAL APPLICATIONS (SEEQUENT)

- Leapfrog
- AGS Workbench
- GeoStudio
- Imago
- PLAXIS
- MX Deposit
- Oasis montaj
- OpenGround

iTwin Platform

ENTERPRISE SYSTEMS (BENTLEY INFRASTRUCTURE CLOUD)

- ProjectWise
- AssetWise
- SYNCHRO
- Seequent Central

INDUSTRY SOLUTIONS

- iTwin Experience
- iTwin Capture
- iTwin IoT
- PlantSight
- WaterSight
- OpenCities
- OpenTower
- OpenUtilities
- OpenWindPower
- PLS (Power Line)
- SPIDA

SYSTEMS

Our comprehensive solutions for the entire project delivery and asset performance lifecycle—spanning conception, planning, surveying, subsurface, design, simulation, construction, and operations—include Engineering Applications, Geoprofessional Applications, Enterprise Systems, Industry Solutions, and our iTwin Platform for infrastructure digital twins.
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

Benefits of our Engineering Applications to infrastructure engineers include:
•Better designs. Our modeling and simulation applications work together to improve infrastructure engineering quality, for instance to enable users to participate in data-centric workflows, including for integration, validation of design intent, rules checking, clash detection, component queries and reuse, quality assurance, and digital-twin deliverables creation. Each application is for a specific purpose (asset-type or discipline; for example, OpenRoads for roadway design), and supports corresponding asset-specific engineering workflows (for example, the workflow a civil engineer would use in designing a road) by virtue of:
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
Our acquisition of Seequent Holdings Limited (“Seequent”) added industry‑leading earth modeling, subsurface‑data management, and geoprofessional team collaboration software to our portfolio. The integration of these sophisticated technologies in combination with our existing geotechnical products, supplements visible built asset representations above ground with more probabilistic modeling of invisible subsurface conditions – deepening the potential of infrastructure digital twins.
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

•Connecting workflows. As infrastructure and engineering projects become ever more complex, users need greater confidence in the earth sciences disciplines which support all surface infrastructure. The combination of Seequent’s subsurface and our existing geotechnical products means users have more flexibility in how they comprehensively solve complex subsurface and engineering problems; and
•Better decisions that benefit people and the planet. Our geoprofessional applications help geoprofessionals to develop vital mineral resources more sustainably, design and build better infrastructure, protect the environment, source renewable energy, and help resolve historical challenges such as groundwater contamination. Our technology enables engineers and geoprofessionals to collaborate - ensuring infrastructure digital twins can reach full subsurface depths and augment environmental and economic resilience.
Enterprise Systems. Our Enterprise Systems, which span the end-to-end lifecycle and value chain of the world’s infrastructure, support data management and collaborative workflows for both project delivery and asset performance. Our Enterprise Systems combine to form the Bentley Infrastructure Cloud, encompassing ProjectWise, for project delivery, SYNCHRO, for construction; and AssetWise, for asset operations. This data-centric, federated environment leverages digital twin workflows, powered by iTwin, to open up data contained in engineering files through automated and intrinsic mapping to our infrastructure schemas. These schemas are open and extensible, and can link to reality modeling and Internet of Things (“IoT”) devices, thereby creating the potential for unifying, cloud-based solutions across the lifecycle of infrastructure engineering.
Project Delivery Systems. Our Project Delivery systems support information and document management, engineering‑specific collaboration and work‑sharing for distributed project teams and enterprises, and construction planning, modeling and execution. The scope of these solutions is not limited to users of only our own engineering applications.
Often during the project delivery lifecycle, key data are constantly changing, with inputs received from multiple sources, resulting in the need for a single source of information that is used to collect, manage, and disseminate information for the whole project team. Our software assures that the rapidly-changing data are managed in a common data environment (“CDE”) such that only the correct milestone versions can be shared and referenced across the project, while embedded digital twin workflows, powered by iTwin, enable interdisciplinary design review and advanced design validation to improve the effectiveness and quality of designs and the integration of reality modeling data. This functionality enables infrastructure project organizations to “virtualize” their talent so that the required work can be shared by all participants everywhere through our software, reducing the need for physical co-location of the project resources. Users of our Project Delivery systems can also apply analytics at the level of engineering fidelity across all projects, learn from and reuse rich project data, and retain knowledge to enhance the quality and efficiency of future projects.
Our SYNCHRO 4D construction modeling software spatially and temporally integrates a project’s 3D engineering models into its construction schedules to assess sequencing strategies and to visualize and understand planned and actual progress over the project timeline. Our solutions also enable project delivery teams to optimally define and manage discrete engineering, construction, and installation work packages, including the construction trades’ “workface planning,” which considers crafts and materials by day and zone. For work packages, which increasingly take advantage of modular offsite fabrication and manufacturing, our software manages and enables 4D visualization of the necessary spatial and logistical interfaces, which enable users to, among other things, perform virtual walk-throughs, query model information, and analyze embedded property data using a simple web browser.
Benefits of our Project Delivery systems to project delivery enterprises include:
•Distributed work-sharing. Our solutions incorporate the rigorous workflow protocols required for structured coordination across engineering and construction supply chains and across geographies, enabling global sourcing for integrated project delivery, while maximizing economics, quality, and safety~~;~~ and simultaneously creating visibility and traceability in deliverables workflows, with a comprehensive audit trail;

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
Our Asset Performance systems are used to manage engineering information and geospatial relationships for operating and provisioning infrastructure across all sectors, including linear networks for transportation, energy transmission and distribution, water, and communications. Our asset performance modeling provides the needed analytical context for “right-time” data, including from IoT sensor capabilities, to yield actionable insights.
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

•Resource conservation. Taking full advantage of our solutions can significantly increase efficiency and reduce waste. For instance, our water network modeling tools, applied to compare “as‑designed” specifications to observed flows and pressures, can help to non‑invasively locate subsurface water network leaks; and
•Fit‑for‑purpose infrastructure digital twins. We leverage our deep domain expertise and our iTwin Platform to support fit‑for‑purpose digital twins, such as our current offerings for industrial plants, water and wastewater networks, and communications towers, as well as asset-specific solutions, powered by iTwin, such as those for bridge or dam operators that enable virtual asset inspections, unified access to sensor data, and the ability to identify and classify defects.
iTwin Platform. Our iTwin Platform for infrastructure digital twin offerings, leveraging our infrastructure schemas, enables our users to create and curate cloud‑native 4D/5D digital representations of physical infrastructure assets, incorporating underlying engineering information, federated with operational data, and then to model, simulate, analyze, chronicle, and predict performance over time. Using digital twins, our users can more fully extend digital workflows across project delivery and asset performance, increasing the value of infrastructure engineers’ work.
Our iTwin Platform powers the Bentley Infrastructure Cloud to add digital twin capabilities to our project delivery, 4D construction, and asset performance offerings. It also supports an emerging ecosystem of third-party developers who can participate by using iTwin.js, an open‑source development library, to develop desktop, mobile, or web apps that leverage the iTwin Platform or that augment iTwin products from us or from other third parties. While iTwin.js is open source, use of the iTwin Platform or of our products built on the iTwin Platform do require licenses from us.
Applications from Bentley Systems and third parties can participate in digital twin workflows through connectors, which enable any engineering file format to create an iModel, populating the iTwin Platform database. An iModel is a distributed database based on our infrastructure schema. It maintains transactional information to manage change as data is added or changed.
In 2022, we took further advantage of our iTwin Platform to introduce the following productized offerings:
•iTwin Experience. A cloud product that empowers owner-operators’ and their constituents’ insights into critical infrastructure by visualizing and navigating digital twins. iTwin Experience accelerates engineering firms’ “digital integrator” initiatives to create and curate asset-specific digital twins, incorporating their proprietary machine learning, analytics, and asset performance algorithms. iTwin Experience acts as a “single pane of glass,” overlaying engineering technology (“ET”), operations technology (“OT”), and information technology (“IT”) to enable users to visualize, query, and analyze infrastructure digital twins in their full context, at any level of granularity, at any scale, all geo-coordinated and fully searchable;
•iTwin Capture. A solution for capturing, analyzing, and sharing reality data, that enables users to create engineering-ready, high resolution 3D models of infrastructure assets using drone video and survey imagery from any digital camera, scanner, or mobile mapping device. Infrastructure digital twins of any existing assets can accordingly start with reality modeling, rather than requiring building information modeling (“BIM”). iTwin Capture offers the highest-fidelity and most versatile means of capturing reality to serve as the digital context for surveying, design, monitoring, and inspection processes; and
•iTwin IoT. A solution for acquiring and analyzing sensor data, that enables users to incorporate IoT data created by sensors and condition monitoring devices. Infrastructure IoT can be used for real-time safety and risk monitoring in operations and construction activities, including to measure and visualize environmental changes, structural movement, or deterioration for condition assessment, maintenance scheduling, and to prompt precautionary interventions. By incorporating real-time data at scale from among hundreds of sensor types, iTwin IoT increases the value of engineering and geotechnical data.

The iTwin Platform accordingly powers the Bentley Infrastructure Cloud, which encompasses ProjectWise, for project delivery, SYNCHRO, for construction; and AssetWise, for asset operations. In addition to these specific use cases, benefits of our digital twin solutions broadly to project delivery firms and owner‑operators include:
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
•Convergence of OT, IT, and now ET. Infrastructure owner‑operators are increasingly able to instrument their assets with IoT sensors, producing torrents of OT data that are difficult to interpret. Software advances in IT can in turn make data from enterprise resource systems, such as maintenance work order history, accessible for analytics. But even OT and IT together cannot inform decisions for improved asset performance as sufficiently as when combined with accessibility to comparable analytics from the assets’ engineering models, which we refer to as ET. Infrastructure digital twins notably enable the convergence of ET with OT and IT. With infrastructure digital twins, the design intent (the “digital DNA” captured in the digital twins’ engineering models and simulations) can serve as a baseline for comparison to IoT-monitored “as‑operated” performance, in light of the asset’s operations and maintenance history stored in IT systems, to enable integrated analytics to provide timely insights and recommended actions to optimize safety and performance; and

•Addressing a wide range of emerging use cases. There are proliferating use cases to address infrastructure lifecycle issues that are made possible by semantically opening up engineering data to be combined with observed operational data. Many of these use cases have heretofore been impractical by virtue of having required multiple disconnected steps in a manual process. For example, maintenance of a bridge traditionally depends upon manual visual inspections, generally requiring human inspectors climbing precariously to capture photographs and to produce written inspection assessments. The work can be dangerous, and entail subjective judgements which may not be repeatable. A digital twin for a bridge, on the other hand, advances periodic inspections to more continuous and/or real-time monitoring. Sensors on the bridge can gather data on traffic flow, vibration, and other indicators. Drones can (increasingly autonomously) capture imagery to be processed into a high-resolution reality model of the bridge, to which artificial intelligence (machine learning) can be applied to recognize cracks, corrosion, or other defects or changes in the bridge that may affect structural integrity. The digital twin’s structural models (which were initially developed to validate the “as‑designed” capacity) can then be reapplied to the “as‑operated” bridge conditions, to indicate to engineers potential needs for maintenance or remediation interventions. In addition to comparable operational engineering use cases for every existing infrastructure asset, there are at least as many non-engineering use cases where infrastructure digital twins can be leveraged, such as 3D city models being used to adapt for mobility and safety under pandemic lockdowns.
Comprehensiveness of Our Offerings
Our offerings are comprehensive across professional disciplines, lifecycle stages, infrastructure sectors, and geographies, resulting in what we believe to be durable competitive advantages:
Professional Disciplines. Each infrastructure project requires seamless and deep collaboration among professional disciplines, which can include civil, structural, geotechnical, subsurface engineers, and process engineers, architects, geospatial professionals, city and regional planners, contractors, fabricators, and operations and maintenance engineers. Our open modeling and open simulation applications facilitate iterative interactions between disciplines and coordination across project participants. Additionally, we believe our collaboration systems lead the market in managing infrastructure engineering firms’ preferred work-in-progress workflows.
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

Infrastructure Sectors. Most major engineering and project delivery firms pursue an ever‑changing mix of projects across the public works/utilities, industrial, resources, and commercial/facilities sectors and for flexibility tend to favor an infrastructure engineering software vendor whose portfolio correspondingly spans their full breadth. This comprehensiveness provides diversification for our own business, as an incidental advantage. For example, when there have been cyclical downturns in the primarily privately‑financed industrial, resources, and commercial/facilities sectors, we have historically witnessed offsetting counter‑cyclical government investment in public works/utilities.
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
The Digital Twins Opportunity
We believe that digital progress in infrastructure advancement has to date lagged other economic domains for several reasons, including that:
•most existing infrastructure assets predate engineering modeling software;
•engineers’ work, including by way of BIM or geographic information systems (“GIS”), has been sequestered in native file formats that amount to “dark data,” inaccessible without the software that was used to create it, and therefore unavailable for use in digital workflows or analytics; and
•construction processes are often fragmented and isolated from digital workflows altogether, resulting in engineering information being effectively abandoned between the project and the asset lifecycle phases of infrastructure.
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
1985 – 1995
2D Drafting (Computer Aided Design or CAD): Workstations and then personal computers make possible interactive graphical applications to automate the creation of previously manually drafted 2D engineering drawings.
2D Mapping: Workstations and personal computers make possible interactive graphical applications to automate the creation of maps.

1996 – 2005	Collaboration: Networked personal computers and servers provide platforms for file-sharing and referencing. CDEs are introduced.	GIS: Networked personal computers and servers enable querying and visualization of geographic data.

2006 – 2015
3D BIM: Increased personal computing power enables the development of 3D applications for design of specific asset types including buildings, process plants, roads, and water networks. CDEs and the internet lead to global work-sharing and collaborative BIM.

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

2019 – Present
4D Digital Twins: Digital twins make possible the simulation of the behavior and the visualization (including through both virtual and augmented reality environments) of the changes of a project or infrastructure asset over time. Digital twins are continually updated in a cloud database and remain current and “evergreen,” over the full project and asset lifecycle, through continuous surveying of the physical context and embedded links to inputs from connected IoT sensors in the operating asset. With digital twins, users are empowered to better understand the impact of changes over time for projects and assets to improve project, construction, and operational efficiencies, predictability, and overall outcomes, while the leveraging of artificial intelligence and machine learning automates processes and workflows.

2022
The Industrial Metaverse: Many of the use cases for digital twins – visualization, real-time collaboration and enhanced simulation – are well served by emerging and immersive technologies that support the metaverse, including virtual reality headsets and holographic technology that simulates the real world. We are supporting this new technology enthusiastically by facilitating interoperability between our digital twin technology and the consumer-facing interfaces created by prominent gaming and mixed-reality leaders, such as Epic, Nvidia, and Microsoft, thereby enabling iTwin platform to provide the key content that makes the industrial metaverse valuable for purposes including 4D planning, autonomous inspection, remote operations, and real-time collaboration.

To enable infrastructure engineering to catch up to other sectors and to advance in “going digital,” we have enabled infrastructure digital twins, cloud‑provisioned digital representations of projects and assets that incorporate and converge their 3D physical conditions (digital context) for reality, their underlying engineering information (digital components) for veracity, and their 4D timeline of changes (digital chronology) for fidelity, enabling the merging of project and asset lifecycle workflows. This merging, for example, enables, among other things, carbon assessment in infrastructure digital twin solutions to allow for the benchmarking, assessment, and reduction in carbon embodied in infrastructure assets.

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
Our software to leverage these advancements for digital twin offerings includes:
•Reality modeling software, which processes any combination of overlapping digital photography, video, and scanned imagery to produce a 3D reality model. Our software then uses machine learning to recognize and classify components within the 3D model (such as equipment, structural elements, pipes, valves, tags, and nameplates). This process populates the reality model’s digital context with these digital components, adding intelligence which can be aligned with engineering models from the design stage; and
•iModels, which can be created through connectors which we provide for our own engineering applications or for the major third‑party applications (and which can be developed for any others using our Application Programming Interfaces (“APIs”)). Connectors transform data from the application’s proprietary format to correspond to the iModel’s distributed database schema. Since the iModel schema is comprehensive across infrastructure engineering disciplines (and can be extended as needed), all project and asset data can be aligned semantically and spatially with all other relevant models and data, allowing all this information to be accessed and queried to maximize the digital twin’s values of reality, veracity, and fidelity.

We believe that the growing adoption of infrastructure digital twins will serve to overcome the factors that have held back the digital advancement of infrastructure engineering, and will facilitate the broader use of intelligent engineering data in the operation of infrastructure assets. Moreover, we believe that due to the comprehensiveness of our solutions across project and asset lifecycles, infrastructure digital twins and newly enabled digital workflows spanning design, construction, and operations, will most particularly benefit our users and enhance our competitiveness. To further benefit us in the long run, our iTwin Ventures initiative invests in early-stage software companies building infrastructure digital twin solutions, especially those leveraging our iTwin platform.
Our Primary Growth Initiatives
Incremental to our long-standing programmatic acquisition strategy, since 2020 we have determinedly invested internal resources to augment our organic growth rate, with increasing success, through the following primary growth initiatives:
•For Accretion in Enterprise Accounts: E365 Success Teams. Enterprise 365 (“E365”) is our premier enterprise subscription that bundles virtually-delivered expert services through our Success Force with our software solutions, enabling us to work strategically with subscriber accounts to achieve the business outcomes they seek. Through our embedded Enterprise Success teams and established Success processes, E365 accounts prioritize each calendar quarter their choices among our growing library of “Blueprints” for digital workflows. The Blueprints for establishing and propagating these workflows, which increase productivity and throughput by leveraging our products and cloud services, are implemented by our virtually dedicated Success professionals, most of whom are credentialed and experienced infrastructure engineers. In each E365 account’s quarterly business review, the completed Blueprints are assessed, and newly prioritized Blueprints assigned. We have honed this process and are continuously improving our Blueprints based on feedback in their adoption. Accordingly, we have substantiated that E365 helps our users implement, propagate, and upgrade our solutions more quickly, encouraging greater consumption of our software and stronger account relationships. We intend to continue to expand the reach of our E365 subscription within ultimately virtually all of our enterprise accounts;
•For Penetration and Accretion in Small and Medium-Sized Businesses (“SMBs”): Virtuosity. Our Virtuoso subscription, which was our first ecommerce offering ever, combines the benefits of our software as well as our Success Force. Through a software subscription for each individual practitioner and the bundled availability of “keys” entitling expert assistance, SMBs are led to take advantage of the full breadth and depth of our software solutions enabling cost-effective implementations and increased usage. Initially, this Virtuosity-branded business was staffed with inside sales colleagues, many with an engineering background, and we continue to grow this global group now exceeding 160 quota carriers. However, our strategy for SMBs, in competition with competitors who reach these prospects through typically small channel partners, is to transition an ever-greater portion of the interaction to be via “low touch” and ultimately “no touch” digital experience. The deployment and development of digital technologies for this is a substantial part of our capital program. New business from SMB accounts, including from hundreds of new “logos” each quarter, has become a substantial contributor to our overall Annualized Recurring Revenues (ARR) growth, and we are encouraged to continue and increase this Virtuosity investment; and

•Catalyzing the Infrastructure Digital Twin Ecosystem: BSY Investments. We believe more than ever that infrastructure digital twins will provide the greatest benefits from “going digital” in infrastructure engineering, as digital twins enable the practices and workflows of our users to become more data-centric. This evolution, we believe, will enable our users to apply new technologies such as machine learning and artificial intelligence to their projects and will create opportunities for engineering services to introduce data-centric offerings to owner-operators, such as proprietary analytics, benchmarking, and for data quality improvement. While we intend for our iTwin Platform to serve as the foundational system that makes all these data-centric benefits possible, their realization depends upon a digital twin ecosystem to provide these surrounding data services, which fall outside of our own preferred business focus. However, while engineering firms (which make up approximately half of our existing business) express interest in this “digital integrator” services opportunity, they lack firsthand experience or examples of successful business models. Hence, Cohesive represents our own investment to create a captive global “digital integrator.” Its charter is to adopt and prove successful commercial models that we can subsequently demonstrate and impart to engineering firms, who could together provide at scale these valuable digital integrator services to all infrastructure owner operators, accelerating infrastructure digital twins. In addition, our corporate venture capital fund iTwin Ventures is chartered to foster digital twin innovations through startups and emerging companies. iTwin Ventures also evangelizes and may initially subsidize the adoption of our iTwin Platform by many investee companies and others. We believe these investments will catalyze the further propagation of digital twins and, accordingly, the consumption of our solutions.
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
•ADINA, for nonlinear simulation and analysis;
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
Enterprise Systems
Our Enterprise Systems, which include solutions for both project delivery and asset performance, are powered by our iTwin Platform and infrastructure schemas, and integrate with our engineering applications to enable better creation, delivery, and ongoing operation of better infrastructure, through complete and evergreen digital twins. These offerings, which combine to form the Bentley Infrastructure Cloud, include the following:
Our Project Delivery systems support collaboration, work‑sharing, and 4D construction modeling for infrastructure project delivery enterprises and include:
•ProjectWise, for helping teams to manage, share, and distribute work‑in‑progress engineering content. ProjectWise enables all stakeholders involved in design and engineering to share and find information, conduct collaborative design reviews, and manage contractual exchanges faster for maximum team productivity;
•4D Design Review, a ProjectWise service built on the iTwin Platform that allows project participants to leverage a digital twin throughout the project delivery lifecycle and that provides browser‑level immersive visualization, change management, and project analytics. Through our infrastructure schemas, this solution also aligns design file data across multiple disciplines for comprehensive 3D and 4D design reviews and across all projects to understand dependencies, and to reuse datasets, including for machine learning to develop proprietary analytics; and

•SYNCHRO, for 4D/5D construction modeling across schedule simulation and immersive virtual or augmented visualization; cloud-based construction operational solutions for project and field management; and advanced work packaging, inclusive of engineering, construction, and installation work packages, and trade and task workface planning.
Our Asset Performance systems manage engineering information and geospatial relationships for operating and provisioning infrastructure across all sectors and include:
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
•AssetWise Linear Network Management, for managing transportation network infrastructure and associated information including assets and linear events; and
•Seequent Central, a cloud solution designed for geoprofessional teams to visualize, track, integrate, and manage their subsurface data in a single, centralized, auditable environment.
Industry Solutions
Our Industry Solution offerings solve domain‑specific problems for owners of infrastructure assets, and the project delivery ecosystems that support these owners. Many offerings extend AssetWise and/or leverage the iTwin Platform.
Industry Solution offerings include:
•iTwin Experience, for empowering owner-operators’ and their constituents’ insights into critical infrastructure by visualizing and navigating digital twins by enabling users to visualize, query, and analyze infrastructure digital twins in their full context, at any level of granularity, at any scale, all geo-coordinated and fully searchable. Predecessor products include OpenCities;
•iTwin Capture, for capturing, analyzing, and sharing reality data, enables users to create engineering-ready, high resolution 3D models of infrastructure assets using drone video and survey imagery. Predecessor products include ContextCapture and Orbit3D;
•iTwin IoT, for acquiring and analyzing sensor data, enables users to seamlessly incorporate IoT data created by sensors and condition monitoring devices. Predecessor products include those from sensemetrics, Vista Data Vision, and eagle.io;
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
iTwin Platform
Our iTwin Platform for infrastructure digital twins enables Bentley Systems and other third‑party developers to build applications and solutions for a wide range of potential digital twin use cases. We have used this platform to create cloud services which complement and extend project delivery systems and asset performance systems offerings, to create fit‑for‑purpose industry digital twin solutions, and to support an emerging ecosystem of third‑party developers. This platform powers the Bentley Infrastructure Cloud and its constituent solutions, which are unified and made interoperable by Bentley Systems’ incorporated infrastructure schemas.
The next priority for the iTwin Platform is to improve our modelling and simulation applications by incorporating the simultaneous creation of iModels along with existing deliverable files. We expect that users of such applications will accordingly gain new data-centric benefits to make their projects more efficient, more connected, and the results more valuable than before. Rather than disrupting our users’ existing workflows, we expect that this will be accomplished by seamlessly augmenting their current tools, file formats, and deliverables.
Our Commercial Offerings
Licensing Models
Our applications are offered through perpetual licenses or term licenses, priced dependent on the country of purchase and use. Most accounts owning perpetual licenses subscribe to our SELECT coverage which, in addition to providing support and upgrades, enables the use of their licenses for each product to be pooled within each country. For most larger accounts (generally a minimum of $100,000 annualized recurring revenues), our enterprise subscription offerings provide complete and unlimited global access to our comprehensive portfolio of solutions. Our E365 subscription is a global consumption‑based plan with consumption measurement durations of less than one year, primarily priced uniformly per application per day of actual usage in any country, and inclusive of Success Services (described below) delivered by our colleagues to assist with expanding and gaining the most value from usage of our software. Prior to the launch of our E365 subscription in 2018, we traditionally offered an enterprise license subscription (“ELS”), which entitles unlimited use of any of our applications for an annual fixed fee, reset annually generally based on actual usage (within each country) for the previous year. Almost all of our largest ELS accounts have upgraded to E365, and each quarter many of the largest remaining SELECT subscriber accounts upgrade to the E365 program.

Our ProjectWise and AssetWise Enterprise Systems are offered under our cloud services subscription program, charged quarterly based on actual users of “visas” for various levels of functionality. Visa pricing include Azure provisioning at our cost, although some accounts elect to continue on‑premises and/or hybrid hosting. Commercial models eligible for our Cloud Services Subscription (“CSS”), such as our E365 subscription, entail an annual funding commitment, generally paid upfront, based on an estimation of services to be used for the upcoming year. Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. Accounts are charged only for what gets used, and deposited amounts never expire. At the end of 2022, accounts representing approximately 60% of our total annualized recurring revenues had chosen to institute our commercial models of CSS and/or E365 consumption funding for licensing of our software.
User Success
Over the last three years, we have reorganized our activities focused on substantive support for existing users and their accounts into our User Success group, consisting of over 600 colleagues, most with domain experience and credentials in infrastructure engineering. User Success has enabled us to transition from traditional paradigms of on‑demand technical support, and episodically contracted professional services, to instead delivering proactive and continuous engagement with users and accounts through “Success Plans.” Success Plans are designed with our accounts’ business outcomes in mind ensuring that users and accounts maximize the value achieved from our solutions. Working collaboratively with our accounts, User Success Specialists deliver Success Plans through structured engagements based on explicit and standardized “Success Blueprints” that include annual planning, virtual or in-person engagements with subject matter experts, and quarterly business reviews. Typically, our User Success colleagues engage with our accounts remotely. Success Plans, based on allotted credits toward multiple Success Blueprints per calendar quarter, are bundled into our E365 commercial program which has grown rapidly among our larger accounts.
Our Accounts
We provide our software solutions to over 40,000 accounts in 194 countries worldwide. Our revenues are balanced and diversified between engineering and construction contracting firms who work together to deliver the design and construction of capital projects (representing 50%, 56%, and 57% of our 2022, 2021, and 2020 total revenues, respectively), and their clients, the world’s public and private infrastructure asset owners and operators (representing 50%, 44%, and 43% of our 2022, 2021, and 2020 total revenues, respectively).
We do not have material account concentration. No account, including any group of accounts under common control or accounts that are affiliates of each other, represented more than 2.0% of our total revenues in 2022, or more than 2.5% of our total revenues in 2021, or 2020.
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
iTwin Platform
Our iTwin Platform is a collection of cloud services used to create, curate, and leverage digital twins. The platform is used by us to create complementary digital twin offerings for current products, to embed digital twin capabilities in current products, and to support fit‑for‑purpose digital twin solutions for particular domains. Third parties can use the iModel.js open-source APIs to create desktop, mobile, and web apps, as well as cloud services and agents, that leverage and extend the iTwin Platform. They can create new digital twin applications or solutions or provide complementary applications or services to existing Bentley Systems and third‑party solutions. The iTwin platform is managed by us on Azure providing anywhere, anytime access to infrastructure digital twin solutions for all stakeholders.
Our Licensing and Administration Platform
All of our applications and systems share a cloud‑native platform for license pooling, management of subscription entitlements, and usage reporting for us and for accounts, including for commercial consumption metrics. Our platform also logs usage of particular “instrumented” functions within our applications to enable our Blueprints to be of most value. Our platform can also provide in-application messaging to users from our User Success group.
Our Acquisitions
Since our founding, we have purposefully pursued a strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, including 36 acquisitions over the past five years.
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
•Inro (2021), to add traffic simulation software for multi‑modal mobility digital twins;
•Vista Data Vision (2021), to add intrinsic IoT capabilities for infrastructure digital twins to incorporate real‑time sensor data. By virtue of the resulting “infrastructure IoT” standardization, the full IoT ecosystem becomes seamlessly accessible for IT/OT/ET integration through infrastructure digital twins;
•SPIDA Software (2021), adds a key element to our grid digital twin solutions, the design, analysis, and management of utility pole systems, which deliver the environmentally vulnerable “last mile” of critical infrastructure for vital energy and communications;
•Adina R&D (2022), adds nonlinear simulation capabilities to users of our comprehensive modeling and simulation software portfolio for infrastructure engineering; and
•Vetasi (2022), acquired through Cohesive, adds the largest IBM Maximo and enterprise asset management system consultancy team across Europe, Africa, and ASEAN countries, with headquarters in the United Kingdom and operations based in Poland, Indonesia, South Africa, Spain, Ukraine, and Australia.
Our Competition
The market for our software solutions is highly competitive and subject to change. We compete against large, global, publicly‑traded companies that have resources greater than our own, and also against small, new, or geographically‑focused firms that specialize in developing niche software offerings. While we do not believe that any competitor offers a portfolio as comprehensive as ours, we do face strong competition, varying by infrastructure lifecycle phase and sector:
•our key competitors in public works/utilities applications include Autodesk, Inc., Trimble Inc., and Hexagon AB;
•our key competitors in industrial applications include Hexagon AB, the AVEVA unit of Schneider Electric, and Dassault Systèmes;
•our key competitors in resources applications include Hexagon AB, the AVEVA unit of Schneider Electric, and Dassault Systèmes;
•our key competitors in commercial/facilities applications include Autodesk, Inc., Nemetschek SE, and Trimble Inc.;
•our key competitors in project delivery systems include Autodesk, Inc. and Oracle Corporation; and

•our key competitors in asset performance systems include Aspen Technology, Inc., the AVEVA unit of Schneider Electric, Environmental Systems Research Institute, Inc., and General Electric Corp.
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
Our Sales and Marketing
We bring our offerings to market primarily through direct sales channels that generated approximately 92% of our 2022 total revenues. Our direct sales channel includes:
•Account Managers, who are responsible for our largest accounts. For pre‑sales technical activities, Account Managers are supported by the engineering domain experts within our User Success organization; and
•Our Virtuosity inside sales colleagues and global ecommerce platform, which serves primarily our smaller‑ to medium‑sized prospects and accounts, incorporating our Success Force technical experts who help to sell to and advise users across our account base.
We rely on specialist channel partners in geographic regions where we do not currently have a meaningful presence or where, for some of our offerings, direct sales efforts are less economically feasible. Channel partners accounted for approximately 8% of our 2022 total revenues.

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
We also invest in our annual Year in Infrastructure Conference, which brings together leading infrastructure thought leaders from around the world for presentations on innovative projects, to learn about the latest advances to our applications and cloud offerings, and to network and share best practices. Our associated Year in Infrastructure and Going Digital Awards in 2022, which was livestreamed across the globe, attracted over 250 project nominations from our accounts to be judged by independent juries in 12 categories for digital advancements in infrastructure engineering.
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
We had approximately 2,100 colleagues engaged globally in software research and development as of December 31, 2022. Each of our product advancement groups for Engineering Applications, Geoprofessional Applications, Enterprise Systems, and Industry Solutions have research and development resources and responsibilities. Our iTwin Platform group consists of approximately 200 colleagues and is entirely devoted to the rapid development of new and incremental cloud‑native services for infrastructure digital twins. Our separate Technology office assesses the potential of new software technologies and sources.
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

For the years ended December 31, 2022, 2021, and 2020, our research and development spending was $257.9 million, $220.9 million, and $185.5 million, respectively, and as a percentage of our total revenues was 23.5%, 22.9%, and 23.1%, respectively.
Our Intellectual Property
We believe that the success of our business depends more on the quality of our proprietary software solutions, technology, processes, and domain expertise than on copyrights, patents, trademarks, and trade secrets. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position depends primarily on obtaining legal protection for our software solutions and technology. Instead, we believe that our competitive position depends primarily on our ability to maintain a leadership position by developing innovative proprietary software solutions, technology, information, processes, and know‑how. Nevertheless, we rely on a combination of copyrights, patents, trademarks, and trade secrets in the United States (“U.S.”) and other jurisdictions to secure our intellectual property, and we use contractual provisions and non‑disclosure agreements to protect it. As of December 31, 2022, we had 143 patents granted and 61 patents pending in the U.S., the first of which expires on January 3, 2023, and 27 patents granted and 59 patents pending internationally, the first of which expires on September 9, 2023. In addition, from time to time we enter into collaboration arrangements and in‑bound licensing agreements with third parties, including certain of our competitors, in order to expand the functionality and interoperability of our software solutions. We are not substantially dependent upon any one of these arrangements, and we are not obligated to pay any material royalty or license fees with respect to them.
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
To innovate and increase our strategic position, our software developers are incentivized to alert our internal patent committee to innovations that might be patentable or of strategic value. In 2022, our patent committee reviewed 26 invention disclosures submitted by our software developers, and filed 26 U.S. and two foreign patent applications, while 17 U.S. and four foreign patents were granted. We also plan to assess appropriate occasions for seeking patent and other intellectual property protections for aspects of our technology and solutions that we believe constitute innovations providing significant competitive advantages. We have registered 167 trademarks, including “Bentley,” “MicroStation,” “AssetWise,” and “ProjectWise,” with the U.S. Patent and Trademark Office and in several jurisdictions outside the U.S.
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

Environmental, Social, and Governance (“ESG”)
At Bentley Systems, our commitment to ESG is driven by our service to engineering and related professions, and the positive impacts our products enable through the design, building, and operation of the world’s infrastructure. Enabling the United Nations’ SDGs is our commitment that we will continually innovate in ways that promote sustainable infrastructure and drive progress towards ambitious global goals. Our purpose is to empower SDGs through our users’ use of our technology, most notably through infrastructure digital twin solutions, helping to drive resilient and sustainable infrastructure outcomes. In support of that vision, we have combined the two acronyms ESG and SDG to form ES(D)G, our approach to conducting our business in ways that ensures trust and responsibility by empowering sustainable development goals and bringing to light the environmental handprint of our software and services. In 2022, we continued to build upon our strong commitment to sustainability with an emphasis on strategy, governance, and transparency.
ESG Strategy
In our second year of formal ESG strategy, we wanted to engage our stakeholders to assess our current performance and ensure that our priorities are aligned with their needs. We conducted our inaugural ESG materiality assessment by interviewing directors, executive leadership, and colleagues from across the organization as well as key accounts, users, suppliers, and investors to determine the areas of ESG that are most important for our business and to our stakeholders. The results showed us that we are well aligned with our stakeholders and identified the topics that will be the focal point of our ESG efforts. The full details of this assessment will be released in our inaugural ESG report later this year.
From this assessment, our ESG steering committee is working to develop approaches to manage and improve on priority ESG topics. One such area is our climate strategy, where we have made significant progress in the last year. While our products support climate solutions for our users, we learned through our engagement that our stakeholders would like us to align our business with leading climate science. In 2022, we worked with a climate consultancy firm to quantify our entire greenhouse gas footprint, including our value chain emissions, to understand our current performance and trends. From this analysis, we were able to model feasible pathways to align our business with a Net‑Zero future. Late last year, we submitted a near term (2030) climate target to the Science Based Targets initiative (SBTi) to reduce our absolute emissions for direct operations (Scope 1 and 2) and the emissions intensity of our value chain emissions (Scope 3) on an economic intensity basis.
ESG Governance
In 2022, we continued to drive good governance of ESG across our organization through regular engagement and enhanced policies. The sustainability committee of our board of directors met quarterly to assess the progress of our ESG efforts, including engagement in our materiality assessment. We also published new ESG‑related policies, including our global tax policy, to ensure proper controls of priority topics. We also increased the size of our internal ESG steering committee to include additional business function leads for better governance. The group is working to enhance our strategies for priority ESG topics following our materiality assessment and to increase organizational efficiency for reporting, responding to relevant inquiries, and allocating resources to enhance performance.
ESG Disclosure
We enhanced several areas of disclosure in 2022, including publishing our greenhouse gas inventory, Employment Information Report (EEO‑1) data, Sustainability Accounting Standards Board (SASB) index, and Global Reporting Index (GRI) index on our ESG data center. We also reported to Climate Disclosure Program (CDP) and other relevant questionnaires to ensure our current performance is understood and easy to reference for our stakeholders. Our emphasis on increased transparency has yielded several improvements to relevant ratings, including an A rating from MSCI and a Low-Risk rating from Sustainalytics. We are continuing to increase transparency aligned with our materiality assessment and look forward to publishing several new disclosures in our inaugural ESG report later this year.

To learn more, visit our ESG website at https://www.bentley.com/company/esg-overview/. The information posted on this website is not incorporated into this Annual Report on Form 10‑K.
Human Capital Management
We consider our colleagues a key success factor in driving our continued growth. Our overall talent strategy focuses on creating a meaningful experience for our colleagues through our inclusive and engaging culture in which our colleagues develop, collaborate, contribute, thrive, and ultimately make a positive impact through advancing the world’s infrastructure.
As of December 31, 2022, we had approximately 5,000 full‑time colleagues globally, including approximately 2,000 in the Americas (the U.S., Canada, and Latin America (including the Caribbean)), approximately 1,400 in Europe, the Middle East, and Africa (“EMEA”), and approximately 1,600 in Asia‑Pacific (“APAC”). None of our full‑time U.S. colleagues are unionized. Outside the U.S., a small overall portion of our colleagues in certain countries are represented by a colleague representative organization, such as a union or colleague association. Our colleagues bring 67 languages to fulfill the needs of our globally dispersed accounts and users. Our colleagues are highly qualified with an average of six years of total service with the Company and advanced academic credentials, including over 130 doctoral degrees and over 1,300 master’s‑level degrees.
We believe our enriching experience, culture of belonging, and core values are key drivers for attracting, developing, and retaining successful colleagues. Our approach to colleague success focuses on supporting and empowering all our colleagues to create their unique, multi-dimensional success stories at Bentley Systems. Successful colleague career journeys in turn enable our success at Bentley Systems and that of our users. We do this by creating a purposeful experience centered on our colleagues and their well‑being, striving to remain competitive with our peers, and embed opportunity, engagement, diversity, inclusion, and continuous growth throughout the entire colleague lifecycle.
Talent Acquisition Strategy
Our Talent Acquisition Strategy leverages best practices to attract, engage, and hire diverse top talent who will accelerate Bentley Systems’ success. Thanks to our culture and values, investment in colleague development opportunities, and competitive total rewards, we enjoy high levels of colleague referrals to supplement our corporate hiring practices, which are encouraged through our colleague referral program. We also build relationships with universities around the world as part of our Graduate Development Program to hire talented graduates into rotational assignments, which provides curated growth and development opportunities while creating a solid talent pipeline for our critical business units and teams.
As part of our commitment to diversity, equity, and inclusion (“DEI”), we deploy strategies to identify diverse candidates with each open position, take measures to keep our Talent Acquisition process free of bias, and in the U.S., we intentionally partner and advertise jobs with organizations focused on women, veterans, people of color, people with disabilities, and LGBTQ+ populations. As part of our university efforts, we partner with Historically Black Colleges and Universities (“HBCUs”) in the U.S. and provide free Bentley Systems software learning licenses to HBCU students. We also expand our reach to students in our local communities via partnerships with organizations like CodePath, a non-profit organization striving to eliminate educational inequity in technical education.

Colleague Experience
We define Colleague Experience as the way in which our colleagues observe, internalize, and interpret interactions at work. It is shaped by experiences along our colleague journey and moments that matter within our role, workspace, manager, culture, and community. Our colleague strategy is to ensure that these experiences are positive and impactful, and that we take a colleague-centric approach in all that we do. We will achieve this through focused efforts to enhance personal, work, and organizational experiences, creating a strong sense of belonging, and building trust. Our colleague strategy includes a variety of approaches including investing in learning and development, career growth, regular performance feedback, rewards and recognition, opportunities for meaningful connection, and equipping our colleagues with tools and facilities so they can perform at their best. We involve colleagues in surveys, focus groups, and other discussions to influence our priorities and talent agenda so each colleague can be successful.
Professional Development
We are committed to investing in our most valuable resource, our colleagues. We provide our colleagues with various tools and opportunities to enhance their professional development and, as a result, the career potential of each individual. Our goal is to enable and empower colleagues with learning and development resources to support their continuous growth as individual contributors, team managers, or organization leaders.
We offer:
•Dedicated On-Demand Resources. Colleagues across the company have continuous access to resources and information to support their needs across the colleague lifecycle. Customized content includes focused support for various populations like colleagues, managers, and new hires to meet the various needs of our diverse colleague base. These robust offerings provide colleagues with just-in-time support and guidance. Content focuses on topics such as goal setting, competency training, coaching, feedback, performance reviews, and career development as relevant to each colleague;
•Learning and Development Opportunities. Colleagues are encouraged to create a habit of learning and to develop foundational and core job function skills to improve efficiency and productivity. We offer live classroom learning, curated learning pathways, and open access to a powerful learning platform, connecting colleagues with content from over 30 integrated providers and millions of curated articles, videos, courses, podcasts, and events. Learning focuses on not only functional or technical skills but also those that enhance colleague experience and well-being, such as FranklinCovey’s The 7 Habits of Highly Effective People and Mental Health First Aid;
•Career Development. We encourage colleagues to take ownership of their career development. We support our colleagues in crafting their development plans with their managers and provide opportunities for career growth and mobility through internal transfers, promotions, and expansion of roles and skills. Our managers are trained to support and empower their team members by giving continuous feedback and supporting their career goals. Career Development offerings for colleagues include self-assessments, career planning guides, goal-setting tools, skill development, mentorship, and career management resources. Our Bentley Network of Women (NOW) Program is a career development program focused on supporting women at Bentley Systems to develop their skills and advance their careers through mentorship, networking, and live sessions featuring senior colleagues at Bentley Systems, as well as external speakers and subject matter experts;

•Leadership Development Programs. Through our Leadership Excellence and Development (LEAD) program, participants are partnered with another leader in a cross-functional role at Bentley Systems and together leverage a custom-curated learning pathway that equips participants to succeed in current and future challenges. The program is founded on our leadership competencies and, in addition to developing leadership skills, also facilitates a “one Bentley” mindset through cross-functional collaboration and alignment. The learning pathway features internal and external learning and development content, 360 feedback, personality assessment, reflection, and action to solidify learnings and new skills. In addition to the LEAD program, we also offer foundational skill training and executive coaching as needed to invest in our leaders;
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
Engagement and Performance Management
Colleague engagement is critical to maintaining our strong sense of corporate culture. We encourage meaningful and continuous performance feedback through efforts like annual performance and feedback reviews, quarterly alignment sessions, 360 feedback, and engagement and pulse surveys. These regular exercises ensure that we are executing business objectives, providing resources to optimize our colleagues’ performance and potential, and ensuring our colleagues are motivated and engaged.
In our 2022 Annual Colleague Engagement Survey, we were pleased to report a 92% participation rate across the organization despite macro challenges like remote work impacting our colleagues. Of the colleagues who participated in the survey, 85% responded they were proud to work for Bentley Systems and 87% responded they would gladly recommend Bentley Systems as a place to work to people they know and respect.
Diversity, Equity, and Inclusion
As a global company with colleagues of different cultures, backgrounds, and perspectives based in more than 40 countries worldwide, our diversity is what makes us successful. We are committed to fostering and continuing to build programs to promote DEI so all colleagues can reach their highest performance and potential. We have developed intentional strategies and programs focused on increasing diversity and equity, as well as fostering a culture of inclusion and well‑being in the workplace. These strategies and programs include:
•Building Diversity. In 2022, we continued to invest in our diversity partnerships to create a more diverse workplace. We enhanced our Bentley Education focus on exposing diverse students to Science, Technology, Engineering, and Mathematics (STEM) education. We partnered with Building 21, a school district of Philadelphia public high school, to pilot a paid summer internship for interested students. We are also a supporter of the American Heart Association’s STEM for Red campaign, bringing STEM education and career advice to female students in the Philadelphia School District. In addition, we continue to partner with HBCUs to provide mentoring and engineering programs for college students. We enhanced our partnerships with diverse professional organizations such as the Conference of Minority Transportation Officials (COMTO) and the National Society of Black Engineers (NSBE) to advance equitable opportunities for underrepresented groups in the transportation and engineering industries. We pro-actively implemented pre-hire assessments to reduce implicit bias in the hiring process;

•Colleagues. We continue to foster belonging and create an inclusive workplace through our colleague resource groups, the Inclusion, Diversity, and Equity Alliance (“IDEA”), which provides our colleagues a platform to join other colleagues from all regions, levels, demographics, and departments to build community and celebrate our diversity and differences. IDEA currently has five focus groups: OpenPride, OpenAbilities, People of Color in the U.S., Women at Bentley, and our newest group, Veterans at Bentley. Our IDEA groups have built strong communities and provided platforms for discussion and learning by hosting book clubs, anti‑racist training, panel discussions, speaker sessions, community engagement, and celebrating global awareness days and events. We continue to develop ways in which we can better serve and support our global colleagues through peer written articles geared at cultivating a more accepting workplace. Internally, we continue to actively invest in the advancement of women colleagues through Bentley Network of Women (NOW), a development and mentoring program for women globally at the Director level and below; and
•Awareness and Training. We have implemented robust DEI training as part of our annual compliance commitments. We have held interactive sessions with our executives, emerging leaders, and talent acquisition in fostering DEI and eliminating unconscious bias, and have implemented training for hiring managers to ensure fairness in the interview process.
We provide paid parental leave in several countries around the world, including the U.S., and in the U.S., we provide benefits for qualified gender affirming surgery and regularly invest in our colleagues’ mental health. We plan to continue our commitments to gender pay parity and analysis, and benefits to ensure our colleagues’ well‑being.
As a result of these efforts, we were named a 2022 Chambers and Partners Diversity and Inclusion Awards: North America winner. These awards celebrate the achievements of firms, companies, and individuals who are furthering the advancement of diversity and inclusion across the U.S. and Canada. We were also named a Civic 50 Greater Philadelphia 2022 honoree by the Philadelphia Foundation, honoring the top community‑minded companies in Philadelphia for good corporate citizenship.
Additional information on our DEI program can be found on our website at www.bentley.com/en/about-us/diversity-equity-inclusion.
Infrastructure-Empowered Work Flexibility
Our global footprint, with a substantial proportion of colleagues reporting to a manager on a different continent, prepared us well for the adaptions which became necessary during the COVID‑19 pandemic, and accelerated our learning curve for colleague success. Work flexibility continues to be instrumental both for our business and for our colleagues’ well‑being. Our Infrastructure Empowered Workforce Plan (“IEWP”) is our intentional approach which is meant, through productive and enjoyable facilities, to attract colleagues to take advantage of our evolving physical offices for necessary in-person collaboration, while institutionalizing the flexibility to work remotely otherwise, fully enabled by appropriate technologies. IEWP is a deliberate strategy that differentiates us as an employer of choice as we encourage our colleagues to make the best of both remote and in‑office working worlds to perform at a high level, make meaningful connections, and contribute to our success and, accordingly, to the world’s economy and environment, which depends on infrastructure.
IEWP is built on a solid foundation of trust, empowering colleagues and their managers to make responsible and effective choices about the right balance between working from the office and remotely. This plan does not require colleagues to come into the office at any specific frequency. Rather, it allows colleagues the flexibility to make these choices with their manager, to achieve business success, and maintain a high level of productivity and engagement. We are modernizing our workplace related policies and processes, and are providing the equipment, facilities, tools, and training for colleagues and managers to work effectively in a globally dispersed environment while enhancing colleague experience and success. IEWP allows our colleagues across the globe to contribute to Bentley Systems’ success in a meaningful way while enhancing belonging and work-life balance.

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
Our sales are based significantly on accounts’ demand for software solutions in the following infrastructure sectors: (i) public works/utilities; (ii) industrial; (iii) resources; and (iv) commercial/facilities. Although these sectors are typically countercyclical to one another in nature, each periodically experiences economic declines and may be exacerbated by other economic factors. If participants in any of these sectors reduce spending or allocate future funding in a manner that results in fewer infrastructure improvement or expansion projects, then our accounts’ underlying business may be impacted and demand for our software solutions may decrease or our rate of contract renewals may decrease. A prolonged decrease in such spending may harm our results of operations. Our accounts may request discounts or extended payment terms on new arrangements or seek to extend payment terms on existing arrangements due to lower levels of infrastructure spending or for other reasons, all of which may reduce revenue. We may not be able to adjust our operating expenses to offset such discounts or other arrangements because a substantial portion of our operating expenses is related to personnel, facilities, and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on our expectations for future revenues and demand.
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
The continuing impact of the COVID-19 pandemic is unpredictable and could materially and adversely affect our business.
The ongoing COVID-19 pandemic is unpredictable in nature and has adversely affected and may continue to adversely affect global economies, financial markets, and the overall macroeconomic environment in which we do business. As a result, the extent to which our business will continue to be affected will depend on a variety of factors, many of which are outside of our control, including the persistence of the pandemic, impacts on economic activity, including infrastructure projects, and the possibility of recession or continued financial market instability. Accordingly, our future results of operations and financial condition may not meet our expectations.
The majority of our revenues and an increasing percentage of our operations are attributable to operations outside the U.S., and our results of operations therefore may be materially affected by the legal, regulatory, social, political, economic, and other risks of foreign operations.
Approximately 58%, 59%, and 57% of our total revenues were from outside the U.S. for the years ended December 31, 2022, 2021, and 2020, respectively. We anticipate that revenues from accounts outside the U.S. will continue to comprise a majority of our total revenues for the foreseeable future.
Our international revenues, including from emerging economies, are subject to general economic and political conditions in foreign markets and our revenues are impacted by the relative geographical and country mix of our revenues over time. These factors could adversely impact our international revenues and, consequently, our business. Our dependency on international revenues also makes us more exposed to global economic and political trends, which can negatively impact our financial results. Further, our operations outside the U.S. are subject to legal, regulatory, social, political, economic, and other risks inherent in international business operations, including, without limitation, local product preference and product requirements, trade protection measures, sanctions, quotas, embargoes, import and export licensing requirements, duties, tariffs or surcharges and more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, such as the General Data Protection Regulation (the “GDPR”) applicable in the European Union (“E.U.”), the Personal Information Protection Law (the “PIPL”) applicable in China, and Brazil’s General Data Protection Law (the “LGPD”).
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
Approximately 18% for the year ended December 31, 2022 and approximately 19% of our total revenues for the years ended December 31, 2021 and 2020 relate to infrastructure projects in APAC, including China. We cannot assure you that spending in these countries on infrastructure projects will continue at historical levels or increase in the future, or that demand for our software solutions in APAC in general will not be negatively affected by reductions in spending or other limitations.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We sell our solutions in 194 countries, primarily through a direct sales force located throughout the world. Approximately 58%, 59%, and 57% of our total revenues were from outside the U.S. for the years ended December 31, 2022, 2021, and 2020, respectively. As we continue to expand our presence in international regions, the portion of our revenues, expenses, cash, accounts receivable, and payment obligations denominated in foreign currencies continues to increase. Further, we anticipate that revenues from accounts outside of the U.S. will continue to comprise the majority of our total revenues for the foreseeable future.
Because of our international activities, we have revenues, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. For the years ended December 31, 2022, 2021, and 2020, 36%, 47%, and 43%, respectively, of our total revenues were denominated in a currency other than the U.S. Dollar. As a result, we are subject to currency exchange risk. Our revenues and results of operations are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. As a result, changes in currency exchange rates will affect our financial position, results of operations, and cash flows. In the event that there are economic declines in countries in which we conduct transactions, the resulting changes in currency exchange rates may affect our financial condition, results of operations, and cash flows. We are most impacted by movements in and among the Euro, British Pound, Canadian Dollar, Australian Dollar, Chinese Yuan Renminbi, and New Zealand Dollars. For example, the Chinese Yuan Renminbi has fluctuated against the U.S. Dollar, at times significantly and unpredictably, due to changes in foreign exchange for a wide variety of reasons, including actions instituted by China. Because of changes in trade between the U.S. and China and Renminbi internationalization, China may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. Dollar in the future.
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
Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 95% and 48% of those balances held outside of the U.S. as of December 31, 2022 and 2021. Cash repatriation restrictions may limit our ability to repatriate cash held by our foreign subsidiaries. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. As a result, we may be required to seek sources of cash to fund our operations, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.
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
Sales through our global network of independent regional channel partners accounted for 8% of our total revenues for the years ended December 31, 2022, 2021, and 2020. These channel partners sell our software solutions to smaller-sized accounts, in geographic regions where we do not have a meaningful presence, and in niche markets where they have specialized industry and technical knowledge. Where we rely on channel partners, we may have reduced contact with ultimate users that purchase through such channel partners, thereby making it more difficult to establish brand awareness, ensure proper installation, service ongoing requirements, estimate demand, and respond to the evolving needs of an account. Any of our channel partners may choose to terminate its relationship with us at any time. As a result, our ability to service the ultimate users who were interfacing with that channel partner may take time to develop as we divert resources to service those users directly or find a suitable alternative channel partner to continue the relationship. Any disruption in service may damage our reputation and business. In addition, our channel partners may be unable to meet their payment obligations to us, which would have a negative impact on our results of operations and revenues. Our channel partners may also not have loyalty to our brand and therefore may not be particularly motivated to sell our software solutions or services.
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
As a global software and service provider, we collect and process personal data and other data from our users and prospective users. We use this information to provide solutions and applications to our accounts, to validate user identity, to fulfill contractual duties and administer billing and support, to expand and improve our business, and to communicate and recommend products and services through our marketing and advertising efforts. We may also share accounts’ personal data with certain third parties as described in the privacy policy provided to each account. We may also share accounts’ personal data with certain third parties as described in the privacy policy provided to each account. Further, we collect and otherwise process personal data of our global employees and contractors.
Governments, regulators, privacy advocates, plaintiffs’ attorneys, and our users and accounts are increasingly focused on how companies collect, process, use, store, share, and transmit personal data. Regulation relating to the provision of our solutions and applications, is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing privacy, data protection, data sovereignty, information security and the collection, processing, storage, sharing, transmission, and use of data generally. This evolving regulatory landscape may be subject to differing interpretations, jurisdiction specific inconsistencies, or may conflict with other rules. We expect the regulatory landscape to remain uncertain for the foreseeable future. Further, our expectation is that there will continue to be new laws, regulations, and industry standards applicable to our collection, processing, storage, sharing, transmission, and use of data generally.
Globally, laws such as the GDPR in the European Economic Area (the “EEA”), the LGPD in Brazil, and the PIPL in China, impose obligations directly on us as both a data controller and a data processor, as well as on many of our users. Further, new, and emerging domestic privacy legislation, such as the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”), which will amend the CCPA in January 2023, the Virginia Consumer Data Protection Act, which also goes into effect in January 2023, the Colorado Privacy Act, which goes into effect in July 2023, and the Utah Consumer Privacy Act, which goes into effect December 2023, similarly impose new obligations on us and many of our users, potentially as both businesses and service providers. As these laws, regulations, and legislative proposals continue to evolve, and as various states introduce similar proposals, we and our users may be exposed to additional burdens associated with operating in an increasingly complex regulatory landscape. In addition, laws, and legislative proposals such as the E.U.’s proposed e‑Privacy Regulation are increasingly aimed at the use of personal data for marketing and advertising purposes which could impact our marketing and advertising efforts. Further, evolving definitions of what constitutes personal data, personal information, and covered data in the E.U., the U.S., and other jurisdictions, especially in relation to the classification of IP addresses, machine or device information, location data, and other information, further enhance the complexity of the global regulatory landscape. These laws may require us to make additional changes to our practices and services to enable us or our users to meet the new requirements and may also increase our potential liability exposure through new or higher potential penalties for non‑compliance, including as a result of penalties, fines, and lawsuits related to data breaches. For example, in the EEA the GDPR provides for penalties of up to €20 million or 4% of global turnover for the preceding year, whichever is greater. Similarly, the PIPL provides for penalties of up to 50 million renminbi or 5% of global turnover for the preceding year, and/or disgorgement of all illegal gains, whichever is greater. Domestically, privacy legislation such as the CCPA provides for penalties of up to $7,500 per violation and the CPRA has created a new agency to implement and enforce the law in California.
Although, we monitor the regulatory environment and have invested in addressing these developments, operating in an increasingly complex regulatory landscape may impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). Globally, these and other requirements are causing increased scrutiny amongst users, particularly in the public sector and highly regulated industries, which could restrict the use and adoption of our solutions and applications (in particular cloud services). Further, these developments may require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our users’ ability to offer our services in certain locations, to deploy our solutions, or to derive insights from user data globally.
Around the world, there is continued uncertainty in relation to the legal mechanisms supporting cross‑border data flows which are subject to evolving guidance, active litigation, and enforcement proceedings in a number of jurisdictions. For example, in the EEA following the invalidation of the E.U.‑U.S. Privacy Shield Framework, the European Commission introduced a new set of modular standard contractual clauses (“SCCs”) providing for an 18‑month implementation period which concluded December 27, 2022. The SCCs impose new obligations relating to personal data transfers including the obligation to conduct transfer impact assessment, adopt additional information security measures, and update organizational controls and practices. Further, following the United Kingdom’s (“U.K.”) exit from the E.U., the U.K.’s Information Commissioner’s Office has issued new standard contractual clauses which are compatible with the SCCs to support data transfers out of the U.K. (“U.K. SCCs”). Data transfers from the EEA to the U.K. are covered by a European Commission adequacy decision issued on June 28, 2021; however, this decision is subject to regular review by the European Commission and may be revoked if the U.K. diverges from its current data protection laws. Complying with both the SCCs and U.K. SCCs increases our compliance burden and increases the demand from users for data localization. A number of countries including China, Australia, New Zealand, Brazil, and Japan have established specific requirements for cross‑border data transfers. Further, a number of countries and states have adopted or are considering adopting data localization policies which would further restrict cross‑border data transfers and may require data to be localized in the country of origin (potentially at a state level) which could substantially impact our operations.
Our failure to comply with applicable laws and regulations, or to protect data, could result in enforcement action against us, including fines and public censure, claims for damages by users, accounts, and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing accounts and prospective accounts), any of which could harm our business, financial condition, and results of operations.
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
Furthermore, concerns regarding privacy, data protection, and information security may cause our accounts’ customers to resist providing the data necessary to allow our accounts to use our services effectively. Even the perception that the privacy of data is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our software solutions or services, and could limit adoption of our cloud‑based solutions.
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
Our amended and restated credit agreement, entered into on December 19, 2017 (the “Credit Facility”), contains certain restrictive covenants that limit our ability to, among other things, incur indebtedness other than amounts under the Credit Facility and specified baskets, incur additional liens, merge or consolidate with other companies or consummate certain changes of control, enter into new lines of business, pay dividends to our stockholders, repurchase our common stock and outstanding indebtedness, make investments in and acquire other businesses, and transfer or dispose of assets. In certain circumstances, the agreement governing the Credit Facility may also limit our ability to transfer cash among our subsidiaries and between us and our subsidiaries, including our foreign subsidiaries. It also contains certain financial covenants, including a covenant requiring us not to permit the net leverage ratio to exceed 3.00 to 1.00 and a covenant requiring the fixed charge coverage ratio for any period of four consecutive fiscal quarters to not be less than 3.00 to 1.00, and financial reporting requirements. Borrowings under the Credit Facility are secured by a first priority security interest in substantially all of our U.S. assets and 65% of the stock of our foreign subsidiaries owned by a party to the agreement governing the Credit Facility.
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
The phase‑out of London Interbank Offered Rate (“LIBOR”) could affect interest rates under our Credit Facility.
In July 2017, the Financial Conduct Authority (“FCA”) (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Further, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced its plan to extend the date that most U.S. Dollar‑LIBOR values would cease being computed to June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) and the International Swaps and Derivatives Association (“ISDA”) have identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. Dollar‑LIBOR in debt, derivatives, and other financial contracts. LIBOR is used as the reference rate for Euro currency borrowings under our Credit Facility and as one of the alternatives for U.S. Dollar borrowings under our Credit Facility. If LIBOR ceases to exist, the administration agent under our Credit Facility has the authority to select a benchmark replacement index and adjustment margins and, as such, the interest rate on Euro currency borrowings under our Credit Facility may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase‑out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our interest expense, results of operations, and cash flow. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.
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
The conversion of some or all of the 2026 Notes and/or the 2027 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes and/or the 2027 Notes. Any sales in the public market of the Class B Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Class B Common Stock. In addition, the existence of the 2026 Notes and 2027 Notes may encourage short selling by market participants because the conversion of the 2026 Notes and/or the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes and/or the 2027 Notes into shares of our Class B Common Stock could depress the price of our Class B Common Stock. As of December 31, 2022, without giving effect to any potential adjustments to the conversion rate set forth in the indenture or any limits on conversion, and assuming our Class B Common Stock is trading at or above $64.13 per share for the 2026 Notes and $83.23 per share for the 2027 Notes, 10,725,557 and 6,908,567 shares of our Class B Common Stock would be issuable upon a full conversion of the 2026 Notes and 2027 Notes, respectively.
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
Our Class A Common Stock has 29 votes per share, and our Class B Common Stock, which is the class of common stock that is issuable upon conversion of the 2026 Notes and 2027 Notes, and is the only class that is publicly traded and listed, has one vote per share. The beneficial owners of our Class A Common Stock together hold approximately 54.8% of the voting power of our outstanding common stock as of December 31, 2022. Moreover, as a result of the 29 to one voting ratio between our Class A and Class B Common Stock, the Bentley Control Group controls and will continue to control a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval, subject to the occurrence of certain events that would reduce the voting power of our Class A Common Stock or cause the conversion thereof. This concentrated control will limit or preclude stockholders’ ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The Bentley Control Group may also have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to such other stockholders’ interests.

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
Our operations and performance depend significantly on foreign and domestic economic conditions. Uncertainty regarding economic conditions may negatively impact us as accounts defer spending or postpone infrastructure projects in response to tighter credit, higher unemployment, higher interest rates, higher inflation, financial market volatility, government austerity programs, negative financial news, escalations of hostilities or the threat of hostilities, pandemics, declining valuations of investments, and other factors. In addition, certain of our accounts’ budgets may be constrained and they may be unable to procure our solutions at the same level as in prior periods. Our accounts’ ability to pay for our software solutions and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write‑offs of accounts receivable. Since we are exposed to the majority of major world markets, uncertainty in any significant market may negatively impact our performance and results, particularly with respect to our largest geographic accounts. Our accounts include government entities, including the U.S. government, and if spending cuts impede the ability of governments to purchase our products and services, our revenues could decline. In addition, a number of our accounts rely, directly and indirectly, on government spending. We are unable to predict economic conditions or the likelihood of additional economic uncertainty arising in any of our key markets. Changes in economic conditions could result in us not meeting our revenue growth objectives and could harm our business, financial condition, results of operations, and cash flows.
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
If our goodwill or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to test for goodwill impairment at least annually. In addition, we assess our goodwill and amortizable intangible assets for impairment if events occur or circumstances change that would more likely than not reduce its fair value below its carrying value, including declines in stock price, market capitalization, or cash flows, and slower growth rates in our industry. Depending on the results of our assessment, we could be required to record a significant impairment charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets was determined, negatively impacting our results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Exton, Pennsylvania and consist of approximately 107,000 square feet of office space, of which we own approximately 76,000 square feet. Our lease for the remainder expires in 2025. Our headquarters accommodates our principal software engineering, sales, marketing professional services, and administrative activities. In addition to our headquarters, we own one other location in India, which is used for office space, for an aggregate total, including our headquarters, of approximately 107,000 square feet of real property owned by us. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for more information about our properties. We lease facilities in an additional 115 locations in the U.S. and internationally through our foreign subsidiaries. See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for more information about our lease commitments.
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
Our Class B Common Stock is traded on the Nasdaq Stock Market LLC under the symbol BSY.
Stockholders
As of January 31, 2023, there were 17 holders of record of our Class A Common Stock and 2,583 holders of record of our Class B Common Stock. Because many of our shares of Class B Common Stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of Class B stockholders represented by the record holders.
Dividend Policy
The declaration and payment of dividends is within the discretion of our board of directors. We paid quarterly dividends of $0.03 per share of common stock during the years ended December 31, 2022, 2021, and 2020. In addition, we paid a special dividend of $1.50 per share of common stock on September 2, 2020. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our board of directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our board of directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Recent Sales of Unregistered Equity Securities
From October 1, 2022 to December 31, 2022, we issued 17,989 shares of our Class B Common Stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Annual Report on Form 10‑K. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10‑K. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10‑K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation.
Overview:
We enable infrastructure professionals and their organizations, by “going digital” through our software and cloud services offerings, to better design, build, and operate better infrastructure. We were founded in 1984 by the Bentley brothers and on September 25, 2020, we completed our IPO.
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. Our software enables digital workflows across engineering disciplines, across distributed project teams, and from offices to the field. Moreover, we believe that our offerings, in particular our infrastructure digital twin solutions, empower the achievement of sustainable development goals by helping our users – infrastructure professionals – realize outcomes that are more sustainable and resilient.
We deliver our solutions via on‑premises, cloud, and hybrid environments. Our users engineer, construct, and operate projects and assets across the following infrastructure sectors:
•public works (including roads, rail, bridges, tunnels, airports, ports, and federal, state, and municipal agencies)/utilities (including networks for electricity, gas, communications, and water, wastewater, and drainage). We estimate that this sector represents 49% of the net infrastructure asset value of the global top 500 infrastructure owners based on the 2022 edition of the Bentley Infrastructure 500 Top Owners, our annual compilation of the world’s largest infrastructure owners ranked by net depreciated value of their tangible fixed assets;
•resources (including mining, oil and gas “upstream,” offshore, pipelines, environmental management, and renewable energy). We estimate that this sector represents 21% of the global top 500 infrastructure owners’ net infrastructure asset value;
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
We bring our offerings to market primarily through direct sales channels that generated approximately 92% of our 2022 total revenues.
Since its founding, Bentley Systems has remained focused on our mission to provide software in support of the professional needs of those responsible for creating and managing the world’s infrastructure. We have methodically grown through periods of global expansion, periods of expansion in our portfolio of solutions, and periods of rapid technological change. The following provides key corporate milestones over our 38‑year history:

1990 – 2000
Business Expansion
2000 – 2010
Portfolio Expansion
2010 – 2022
Expansion to Asset Lifecycle
2010 – 2012
AssetWise
2014 – 2022
Reality Modeling and
Digital Twins Cloud Services
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Recurring Revenues
Other Revenues

Revenues recorded in accordance with applicable accounting standards. Effective January 1, 2019, we adopted FASB ASC Topic 606.

Our sources of revenue growth, excluding the impact from acquisitions, come from additional subscriptions revenues from existing accounts using the same products and represent the majority of our revenue growth, additional subscriptions revenues from existing accounts using new products, and subscriptions revenues from new accounts. For the year ended December 31, 2022, subscriptions represented 87% of our total revenues, and together with certain services revenues that are recurring in nature and represented 2% of our total revenues, brought the proportion of our recurring revenues to 89% of our total revenues. The remaining 11% of our revenues were generated from the sale of perpetual licenses and the delivery of non‑recurring services. We have a highly‑diversified account base, with our largest account representing no more than 2% of our total revenues in 2022. Our 2022 total revenues were also diversified by account type, size, and geography. Additionally, we believe that we have a loyal account base, with over 70% of our 2022 total revenues from organizations that have been our accounts for over ten years.
Our Commercial Offerings:
Our solutions are made available to our accounts in a broad range of commercial offerings designed to accommodate the diverse preferences of our accounts, which range from owned versus subscribed, short‑term subscriptions versus annual subscriptions, and fee‑certain arrangements versus variable or consumption‑based arrangements with consumption measurement durations of less than one year. We contract our commercial offerings under a single form of standard contract, which includes liability and other risk protections in our favor, and appropriate standard addendums to the primary contract, which specifically address the commercial offerings provided. Our standard commercial offerings are summarized in the table below, with further descriptions following the table:
Enterprise Subscriptions. Our enterprise subscription offerings provide our enterprise accounts with complete and unlimited global access to our comprehensive portfolio of solutions.
•Enterprise 365 (“E365”) Subscriptions. Under our E365 subscription, accounts are charged primarily based upon daily usage. E365 subscriptions can contain quarterly usage floors or collars. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of our software.

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
Visas. Visas are quarterly or annual term licenses enabling users to access specific project or enterprise information and entitles our users to certain functionality of our ProjectWise and AssetWise systems. Generally, a Visa provides desktop, web, and mobile application access to project information and certain functions, plus added functionality depending upon the product to which the Visa is aligned.
While certain legacy arrangements are supported, our standard offering requires Visas to be fulfilled and contracted via a CSS, which is discussed below.

Cloud Services Subscription (“CSS”). CSS is designed to streamline the procurement, administration, and payment process for us and our accounts. A CSS requires an upfront annual estimation of MTL, Visa consumption, and any Success Services expected for the upcoming year. A deposit for the annual estimated consumption is submitted in advance. Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. Accounts are charged only for what gets used and deposited amounts never expire.
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

	December 31,
	2022	2021	2020
Annualized recurring revenues (“ARR”)	$1,036,548	$921,218	$752,697
Last twelve-months recurring revenues	$978,024	$834,150	$696,662
Twelve-months ended constant currency:
ARR growth rate	15%	26%	8%
Account retention rate	98%	98%	98%
Recurring revenues dollar-based net retention rate	110%	109%	107%
ARR. Our ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenues as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year, calculated using the spot foreign exchange rates. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions. ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 43%, 38%, and 36% as of December 31, 2022, 2021, and 2020, respectively. Within our consumption‑measured ARR, the continuous uptake of our E365 subscription offering has increased daily consumption‑measured ARR, representing 35% of total ARR as of December 31, 2022. We believe that ARR is an important metric indicating the scale and growth of our business. Furthermore, we believe ARR, considered in connection with our recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth.

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
We believe that last twelve‑months recurring revenues is an important indicator of our performance during the immediately preceding twelve‑month time period. We believe that we will continue to experience favorable growth in recurring revenues primarily due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues. The last twelve‑months recurring revenues for the periods ended December 31, 2022, 2021, and 2020 compared to the last twelve‑months of the preceding twelve‑month period increased by $143,874, $137,488, and $65,565, respectively. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisitions of Power Line Systems and Seequent. For the twelve months ended December 31, 2022, 2021, and 2020, 89%, 86%, and 87%, respectively, of our revenues were recurring revenues.
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
ARR growth rate. Our ARR growth rate is the growth rate of our ARR, measured on a constant currency basis. Our ARR growth rate was favorably impacted by the ARR onboarding from our platform acquisition of Power Line Systems by 2.5% for the year ended December 31, 2022 and by 13% for the year ended December 31, 2021 due to the ARR onboarding from our platform acquisition of Seequent. We believe that ARR growth is an important metric indicating the scale and growth of our business.
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

Recurring revenues dollar‑based net retention rate. Our recurring revenues dollar‑based net retention rate is calculated using the average exchange rates for the prior period, as follows: the recurring revenues for the current period, including any growth or reductions from existing accounts, but excluding recurring revenues from any new accounts added during the current period, divided by the total recurring revenues from all accounts during the prior period. A period is defined as any trailing twelve months. Related to our platform acquisitions, recurring revenues into new accounts will be captured as existing accounts starting with the second anniversary of the acquisition when such data conforms to the calculation methodology. This may cause variability in the comparison. We believe our recurring revenues dollar‑based net retention rate is a key indicator of our success in growing our revenues within our existing accounts. Given that recurring revenues represented 89% of our total revenues for the twelve months ended December 31, 2022, this metric helps explain our revenue performance, excluding the impact from acquisitions, as primarily growth into existing accounts. We believe that our consistent and high recurring revenues dollar‑based net retention rate illustrates our ability to consistently retain accounts and grow them.
Our calculation of these metrics may not be comparable to other companies with similarly‑titled metrics.
Non-GAAP Financial Measures:
In addition to our results determined in accordance with U.S. GAAP, we also use the below non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes.

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA	$366,440	$324,948	$266,376
Adjusted Net Income	274,518	267,892	193,334
Adjusted EBITDA. We define Adjusted EBITDA as net income adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses, expenses associated with IPO, other non‑operating (income) expense, net, and (income) loss from investments accounted for using the equity method, net of tax.
Adjusted Net Income. We define Adjusted Net Income as net income adjusted for the following: amortization of purchased intangibles, stock‑based compensation, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses, expenses associated with IPO, other non‑operating (income) expense, net, the tax effect of the above adjustments to net income, and (income) loss from investments accounted for using the equity method, net of tax. The income tax effect of non‑GAAP adjustments was determined using the applicable rates in the taxing jurisdictions in which income or expense occurred, and represent both current and deferred income tax expense or benefit based on the nature of the non‑GAAP adjustments, including the tax effects of non‑cash stock‑based compensation expense.
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
Reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
Net income	$174,780	$93,192	$126,521
Interest expense, net	34,635	11,221	6,780
Provision (benefit) for income taxes	21,283	(3,448)	38,625
Depreciation and amortization	71,537	52,793	36,117
Stock-based compensation (2)	74,566	48,152	32,114
Deferred compensation plan (3)	(15,782)	95,046	177
Acquisition expenses (4)	25,398	34,368	11,666
Realignment expenses (5)	2,109	—	10,022
Expenses associated with IPO (6)	—	—	26,130
Other income, net (7)	(24,298)	(9,961)	(24,250)
Loss from investments accounted for using the equity method, net of tax	2,212	3,585	2,474
Adjusted EBITDA	$366,440	$324,948	$266,376
Reconciliation of net income to Adjusted Net Income:

	Year Ended December 31,
	2022	2021	2020
Net income	$174,780	$93,192	$126,521
Non-GAAP adjustments, prior to income taxes:
Amortization of purchased intangibles (1)	53,592	34,001	20,721
Stock-based compensation (2)	74,566	48,152	32,114
Deferred compensation plan (3)	(15,782)	95,046	177
Acquisition expenses (4)	25,398	34,368	11,666
Realignment expenses (5)	2,109	—	10,022
Expenses associated with IPO (6)	—	—	26,130
Other income, net (7)	(24,298)	(9,961)	(24,250)
Total non-GAAP adjustments, prior to income taxes	115,585	201,606	76,580
Income tax effect of non-GAAP adjustments	(18,059)	(30,491)	(12,241)
Loss from investments accounted for using the equity method, net of tax	2,212	3,585	2,474
Adjusted Net Income	$274,518	$267,892	$193,334

Further explanation of certain of our adjustments in arriving at Adjusted EBITDA and Adjusted Net Income are as follows:
(1)Amortization of purchased intangibles. Amortization of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Management finds it useful to exclude these non‑cash charges from our operating expenses to assist in budgeting, planning, and forecasting future periods. The use of intangible assets contributed to our revenues earned during the periods presented and will also contribute to our revenues in future periods. Amortization of purchased intangible assets will recur in future periods.
(2)Stock‑based compensation. We exclude certain stock‑based compensation expenses from our non‑GAAP measures primarily because they are non‑cash expenses and management finds it useful to exclude certain non‑cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of the variety of award types and subjective assumptions made in recognizing stock‑based compensation expense, we believe excluding stock‑based compensation expenses allows investors to make meaningful comparisons between our recurring core business results of operations and those of other companies.
(3)Deferred compensation plan. In August 2021, our board of directors approved an amendment to the amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the year ended December 31, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statement of operations to record the reallocated deferred compensation plan liabilities at their fair value. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations. We exclude Deferred compensation plan expense (income) when we evaluate our continuing operational performance because it is not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of this item on our total operating expenses.
(4)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense (See Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. For the year ended December 31, 2022, $9,804 of our acquisition expenses related to our platform acquisition of Power Line Systems. For the year ended December 31, 2021, $16,557 and $1,644 of our acquisition expenses related to our platform acquisitions of Seequent and Power Line Systems, respectively. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.

(5)Realignment expenses. During 2022, the marked shifts in the Russian business environment and economic outlook led us to conclude it was no longer viable for us to continue operations in Russia. Accordingly, we made the decision to wind down business and exit the Russian market. As a result, we incurred exit costs, which were comprised of termination benefits for colleagues whose positions were eliminated and asset impairments. During 2020, these expenses were associated with realigning our business strategies to better serve our accounts and to better align resources with the evolving needs of the business. In connection with these actions, we recognized costs related to termination benefits for colleagues whose positions were eliminated. We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment.
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
(7)Other income, net. The table below contains the details of Other income, net. We exclude these items because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our results of operations.

	Year Ended December 31,
	2022	2021	2020
(Gain) loss from:
Change in fair value of interest rate swap	$(27,083)	$(9,770)	$(347)
Foreign exchange (a)	9,901	(827)	(22,919)
Sale of aircraft	(2,029)	—	—
Change in fair value of acquisition contingent consideration	(1,427)	550	(1,340)
Payments related to interest rate swap	(1,947)	1,270	696
Other income, net	(1,713)	(1,184)	(340)
Total other income, net	$(24,298)	$(9,961)	$(24,250)

(a)Foreign exchange loss (gain) is primarily attributable to foreign currency translation derived mainly from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. Dollars resulted in unrealized foreign exchange losses (gains) of $7,369, $779, and $(22,310) for the years ended December 31, 2022, 2021, and 2020, respectively.

Key Factors Impacting Comparability and Performance:
In addition to our performance previously discussed in “—Key Business Metrics” and “—Non-GAAP Financial Measures,” and as discussed further below in “—Results of Operations” and “—Liquidity and Capital Resources,” our consolidated financial statements were impacted by the following:
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
We completed 6, 13, and 6 acquisitions for the years ended December 31, 2022, 2021, and 2020, respectively. Our year ended December 31, 2022 consolidated financial statements were meaningfully impacted by our platform acquisition of Power Line Systems, which was completed on January 31, 2022 for $695,968 in cash, net of cash acquired. Our year ended December 31, 2022 and 2021 consolidated financial statements were meaningfully impacted by our platform acquisition of Seequent, which was completed on June 17, 2021 for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of our Class B Common Stock. For the year ended December 31, 2022, $9,804 of our acquisition expenses related to the acquisition of Power Line Systems. For the year ended December 31, 2021, $16,557 and $1,644 of our acquisition expenses related to the acquisitions of Seequent and Power Line Systems, respectively.
DCP Amendment. In August 2021, our board of directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of our Class B Common Stock into other phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the year ended December 31, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statement of operations to record the reallocated deferred compensation plan liabilities at their fair value. Subsequent to the one‑time reallocation, these diversified deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
BSY Stock Repurchase Program. On May 11, 2022, we announced that our board of directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing us to repurchase up to $200,000 of our Class B Common Stock through June 30, 2024. On December 14, 2022, our board of directors amended the Repurchase Program to allow us also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. For the year ended December 31, 2022, we repurchased 896,126 shares for $28,250, and $2,170 aggregate principal amount of our outstanding 2026 Notes for $1,998.

Impact of foreign currency. A portion of our total revenues and operating expenses were derived from outside the U.S. and, as such, were denominated in various foreign currencies, including most significantly: Euros, British Pounds, Canadian Dollars, Australian Dollars, Chinese Yuan Renminbi, and New Zealand Dollars. Our financial results are therefore affected by changes in foreign currency rates. For the years ended December 31, 2022, 2021, and 2020, 36%, 47%, and 43%, respectively, of our total revenues were denominated in various foreign currencies. Correspondingly, for the years ended December 31, 2022, 2021, and 2020, 46%, 42%, and 46%, respectively, of our total operating expenses were denominated in various foreign currencies. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure. Accordingly, our results of operations have been, and in the future will be, affected by changes in foreign exchange rates.
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
Subscriptions
Enterprise subscriptions. We provide enterprise subscription offerings, which provide our enterprise accounts with complete and unlimited global access to our comprehensive portfolio of solutions. Our E365 subscriptions are charged to accounts primarily based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of our software. E365 subscriptions can contain quarterly usage floors or collars. Alternatively, ELS provides access for a prepaid fee, which is based on the account’s usage of software in the preceding year, to effectively create a fee‑certain consumption‑based arrangement. ELS contain a term license component, SELECT maintenance and support, and performance consulting days. The E365 and ELS offerings both contain a distinct term license component. E365 revenues are recognized based upon usage incurred by the account. ELS revenues are recognized as the distinct performance obligations are satisfied.
SELECT subscriptions. We provide prepaid annual recurring subscriptions that accompanies a new or previously purchased perpetual license. SELECT provides accounts with benefits, including upgrades, comprehensive technical support, pooled licensing benefits, annual portfolio balancing exchange rights, learning benefits, certain Azure‑based cloud collaboration services, mobility advantages, and access to other available benefits. SELECT subscriptions revenues are recognized as distinct performance obligations are satisfied.

Term license subscriptions. We provide annual, quarterly, and monthly term licenses for our software products. ATL subscriptions are generally prepaid annually for named user access to specific products and include our Virtuoso subscriptions sold via our Virtuosity eStore for practitioner licenses. Virtuoso subscriptions are bundles with customizable training and expert consultation administered through “keys” or credits. QTL subscriptions allow accounts to pay quarterly in arrears for license usage that is beyond their contracted quantities. MTL subscriptions are identical to QTL subscriptions, except for the term of the license, and the manner in which they are monetized. MTL subscriptions require a CSS, which is described below.
Visas are quarterly or annual term licenses enabling users to access specific project or enterprise information and entitles users to certain functionality of our ProjectWise and AssetWise systems. Our standard offerings are usage based with monetization through our CSS program as described below. Annual, quarterly, and monthly term licenses revenues are recognized as the distinct performance obligations for each are satisfied. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets. QTL, MTL, and Visas subscriptions are recognized based upon usage incurred by the account.
CSS is a program designed to streamline the procurement, administration, and payment process. The program requires an estimation of annual usage for CSS eligible offerings and a deposit of funds in advance Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. CSS balances not utilized for eligible products or services may roll over to future periods or are refundable. Paid and unconsumed CSS balances are recorded in Accruals and other current liabilities in the consolidated balance sheets. Software and services consumed under CSS are recognized pursuant to the applicable revenue recognition guidance for the respective software or service and classified as subscriptions or services based on their respective nature.
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
Headcount-related costs
For the years ended December 31, 2022, 2021, and 2020, approximately 80% of our aggregate cost of revenues, research and development, selling and marketing, and general and administrative expenses were represented by what we refer to herein as “headcount-related” costs. These costs primarily include salaries, incentives, benefits, employment taxes, travel, and realignment of our colleagues, and third‑party personnel and related overhead. Our headcount‑related costs are variable in nature. We actively manage these costs to align to our trending run rate of revenue performance, with the objective of enhancing visibility and predictability of resulting operating profit margins.

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
Operating expense (income)
Research and development. Research and development expenses, which are generally expensed as incurred, primarily consist of personnel and related costs of our research and development staff, including salaries, incentives, and benefits, and costs of certain third‑party contractors, as well as allocated overhead costs. We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached. In general, technological feasibility is reached shortly before the release of such products.
Under our Accelerated Commercial Development Program (“ACDP”) (our structured approach to an in‑house business incubator function), we capitalize certain development costs related to certain projects once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented; we have established that the necessary skills, hardware, and software technology are available to produce the product; and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). Total costs capitalized under the ACDP were $7,060, $6,608, and $7,809 for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, total ACDP related amortization recorded in Costs of subscriptions and licenses was $6,626, $7,020, and $4,699 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Deferred compensation plan. In August 2021, our board of directors approved an amendment to the DCP, which offered to certain active executives in the DCP a one‑time, short‑term election to reallocate a limited portion of their DCP holdings from phantom shares of the Company’s Class B Common Stock into other phantom investment funds. The offer to reallocate was subject to a proration mechanism which adjusted the aggregate elections to a maximum of 1,500,000 phantom shares of the Company’s Class B Common Stock. This one‑time reallocation opportunity was offered only to certain active executives (but not to Directors or Bentley family members) in order to encourage retention, as otherwise these executives could only have materially diversified their investments in Company equity (primarily held in the DCP) by voluntarily terminating employment to trigger DCP distributions. These executives in aggregate accordingly diversified 24% of their phantom shares of the Company’s Class B Common Stock. While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the year ended December 31, 2021, we recognized a one‑time compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statement of operations to record the reallocated deferred compensation plan liabilities at their fair value. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
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
Interest expense, net
Interest expense, net primarily represents interest associated with the Credit Facility, the 2026 Notes, the 2027 Notes, amortization and write‑off of deferred debt issuance costs, and interest income from our investments in money market funds.
Other income (expense), net
Other income (expense), net primarily consists of foreign currency translation results derived primarily from U.S. Dollar denominated cash and cash equivalents, accounts receivable, and intercompany balances held by foreign subsidiaries with non‑U.S. Dollar functional currencies. Other income (expense), net also includes the fair value valuation result of our interest rate swap, payments related to our interest rate swap, the gain on the sale of 50% of our interest in our aircraft recorded during the year ended December 31, 2022, gain on extinguishment of debt, and changes in fair value of acquisition contingent consideration.

(Provision) benefit for income taxes
(Provision) benefit for income taxes includes the aggregate consolidated income tax expense for U.S. domestic and foreign income taxes.
Loss from investments accounted for using the equity method, net of tax
Loss from investments accounted for using the equity method includes our proportional share of loss in our joint ventures.

Results of Operations:
Our selected consolidated statements of operations data for each of the periods indicated are as follows:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Subscriptions	$960,220	$812,807	$679,273
Perpetual licenses	43,377	53,080	57,382
Subscriptions and licenses	1,003,597	865,887	736,655
Services	95,485	99,159	64,889
Total revenues	1,099,082	965,046	801,544
Cost of revenues:
Cost of subscriptions and licenses	147,578	124,321	95,803
Cost of services	89,435	92,218	71,352
Total cost of revenues	237,013	216,539	167,155
Gross profit	862,069	748,507	634,389
Operating expense (income):
Research and development	257,856	220,915	185,515
Selling and marketing	195,622	162,240	143,791
General and administrative	174,647	150,116	113,274
Deferred compensation plan	(15,782)	95,046	177
Amortization of purchased intangibles	41,114	25,601	15,352
Expenses associated with initial public offering	—	—	26,130
Total operating expenses	653,457	653,918	484,239
Income from operations	208,612	94,589	150,150
Interest expense, net	(34,635)	(11,221)	(6,780)
Other income, net	24,298	9,961	24,250
Income before income taxes	198,275	93,329	167,620
(Provision) benefit for income taxes	(21,283)	3,448	(38,625)
Loss from investments accounted for using the equity method, net of tax	(2,212)	(3,585)	(2,474)
Net income	174,780	93,192	126,521
Less: Net income attributable to participating securities	(42)	(9)	(234)
Net income attributable to Class A and Class B common stockholders	$174,738	$93,183	$126,287
Per share information:
Net income per share, basic	$0.57	$0.30	$0.44
Net income per share, diluted	$0.55	$0.30	$0.42
Weighted average shares, basic	309,226,677	305,711,345	289,863,272
Weighted average shares, diluted	331,765,158	314,610,814	299,371,129

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
Comparison of the Years Ended December 31, 2022 and 2021
Revenues

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2022	2021	Amount	%	%
Subscriptions	$960,220	$812,807	$147,413	18.1%	24.3%
Perpetual licenses	43,377	53,080	(9,703)	(18.3%)	(12.1%)
Subscriptions and licenses	1,003,597	865,887	137,710	15.9%	22.1%
Services	95,485	99,159	(3,674)	(3.7%)	0.4%
Total revenues	$1,099,082	$965,046	$134,036	13.9%	19.8%
The increase in total revenues for the year ended December 31, 2022 was primarily driven by improvements in our business performance and the impact from our platform acquisitions in subscriptions revenues, partially offset by the overall negative foreign currency effects due to a stronger U.S. Dollar relative to our other currencies. Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
•Subscriptions. For the year ended December 31, 2022, the increase in subscriptions revenues was primarily driven by improvements in our business performance of approximately $54,500, or approximately $101,700 on a constant currency basis, and the impact from our platform acquisitions of approximately $92,900, or approximately $95,800 on a constant currency basis.
For the year ended December 31, 2022, the acquisition impact relates to our platform acquisitions of Seequent and Power Line Systems and is inclusive of their respective organic performance.
The improvements in business performance, on a constant currency basis, were primarily driven by expansion within our existing accounts, and growth of 2% attributable to new accounts exclusive of platform acquisitions, most notability smaller- and medium-sized accounts. Improvements in business performance for the year ended December 31, 2022 were led by our structural and civil engineering applications and our Enterprise Systems for project delivery.
•Perpetual licenses. For the year ended December 31, 2022, perpetual licenses revenues were impacted by a reduction in business performance of approximately $11,500, or approximately $8,300 on a constant currency basis, partially offset by our Seequent platform acquisition of approximately $1,800, or approximately $1,900 on a constant currency basis.
•Services. For the year ended December 31, 2022, services revenues were impacted by our Seequent and Power Line Systems platform acquisitions by approximately $1,300, or approximately $1,400 on a constant currency basis, partially offset by a reduction in business performance of approximately $5,000, or approximately $1,000 on a constant currency basis.

For the year ended December 31, 2022, the reduction in business performance, on a constant currency basis, was impacted by the ongoing transition of historically classified services revenues into subscriptions revenues for accounts converting to our E365 subscription offering with embedded Success Services, partially offset by favorable contributions from Cohesive digital integrator services of approximately $3,800, or approximately $6,300 on a constant currency basis.
Revenues by Geographic Region
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2022	2021	Amount	%	%
Americas	$584,794	$483,087	$101,707	21.1%	22.1%
EMEA	312,804	300,123	12,681	4.2%	15.4%
APAC	201,484	181,836	19,648	10.8%	21.1%
Total revenues	$1,099,082	$965,046	$134,036	13.9%	19.8%
•Americas. For the year ended December 31, 2022, the increase in revenues from the Americas was primarily driven by an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $56,700, or approximately $57,200 on a constant currency basis, and improvements in our business performance of approximately $43,300, or approximately $48,000 on a constant currency basis.
The improvements in business performance, on a constant currency basis, for the year ended December 31, 2022 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.
•EMEA. For the year ended December 31, 2022, the increase in revenues from EMEA was primarily driven by the impact of our acquisitions of approximately $20,700, partially offset by a reduction in business performance of approximately $8,700. On a constant currency basis, revenues from EMEA increased due to improvements in our business performance of approximately $23,700 and the impact of our acquisitions of approximately $21,800. The increase from acquisitions was primarily due to an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions.
The improvements in business performance, on a constant currency basis, for the year ended December 31, 2022 were primarily due to expansion of our subscriptions revenues from existing accounts in Central Europe, the U.K., the Middle East, and Africa, partially offset by reductions in Russia.
•APAC. For the year ended December 31, 2022, the increase in revenues from APAC was primarily driven by improvements in our business performance of approximately $3,400, or approximately $20,700 on a constant currency basis, and an increase in subscriptions revenues from our Seequent and Power Line Systems platform acquisitions of approximately $15,500, or approximately $16,800 on a constant currency basis.

The improvements in business performance for the year ended December 31, 2022 were primarily due to expansion of our recurring subscriptions revenues of approximately $13,600, or approximately $22,200 on a constant currency basis, in India, Australia, and Southeast Asia, partially offset by reductions of approximately $4,700, or approximately $3,700 on a constant currency basis, in China resulting from a confluence of events comprised of continued geopolitical challenges, the ongoing preference for locally developed, on premise software versus cloud-deployed, and additional impacts from COVID‑19, which may continue for the foreseeable future.
Cost of Revenues

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2022	2021	Amount	%	%
Cost of subscriptions and licenses	$147,578	$124,321	$23,257	18.7%	24.5%
Cost of services	89,435	92,218	(2,783)	(3.0%)	2.3%
Total cost of revenues	$237,013	$216,539	$20,474	9.5%	15.1%
Cost of subscriptions and licenses. For the year ended December 31, 2022, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $13,100, mainly due to our platform acquisition of Seequent and annual salary adjustments, an increase in channel partner compensation and royalties of approximately $5,500, an increase in cloud‑related costs of approximately $4,900, and an increase in amortization expense for software and technology of approximately $4,700.
Cost of services. For the year ended December 31, 2022, on a constant currency basis, cost of services increased primarily due to an increase in headcount-related costs of approximately $3,600, mainly due to digital integrator business acquisitions and annual salary adjustments, partially offset by a decrease in facilities costs of approximately $1,100.
Operating Expense (Income)

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2022	2021	Amount	%	%
Research and development	$257,856	$220,915	$36,941	16.7%	22.1%
Selling and marketing	195,622	162,240	33,382	20.6%	26.3%
General and administrative	174,647	150,116	24,531	16.3%	19.7%
Deferred compensation plan	(15,782)	95,046	(110,828)	*	*
Amortization of purchased intangibles	41,114	25,601	15,513	60.6%	67.2%
Total operating expenses	$653,457	$653,918	$(461)	(0.1%)	4.2%

*Not meaningful
Research and development. For the year ended December 31, 2022, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $46,400. The increase in headcount-related costs was primarily comprised of approximately $33,600 of increases in salaries, mainly due to our platform acquisition of Seequent and annual salary adjustments, as well as an increase in stock-based compensation expense of approximately $8,100.

Selling and marketing. For the year ended December 31, 2022, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $34,200 and an increase in promotional costs of approximately $6,700. The increase in headcount-related costs was primarily comprised of an increase in salaries and variable compensation costs of approximately $25,800, mainly due to our platform acquisition of Seequent and annual salary adjustments, an increase in travel-related costs of approximately $5,100, and an increase in stock-based compensation expense of approximately $3,300.
General and administrative. For the year ended December 31, 2022, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount-related costs of approximately $31,000 and an increase in facilities costs of approximately $3,300. The increase in headcount-related costs was primarily comprised of an increase in salaries costs of approximately $17,400, mainly due to our platform acquisition of Seequent and annual salary adjustments, and an increase in stock‑based compensation expense of approximately $14,300. Partially offsetting these increases were lower acquisition expenses of approximately $8,600, primarily due to expenses of $9,804 related to the acquisition of Power Line Systems for the year ended December 31, 2022 as compared to expenses of $16,557 related to the acquisition of Seequent for the year ended December 31, 2021.
Deferred compensation plan. For the year ended December 31, 2022, deferred compensation plan income was $15,782, which was attributable to the marked to market impact on deferred compensation plan liability balances period-over-period. For the year ended December 31, 2021, deferred compensation plan expense was $95,046. This amount was primarily attributable to a one‑time compensation charge of $90,721 as discussed in “—Key Factors Impacting Comparability and Performance,” and the marked to market impact on deferred compensation plan liability balances period-over-period.
Amortization of purchased intangibles. For the year ended December 31, 2022, on a constant currency basis, amortization of purchased intangibles increased primarily due to amortization from recently acquired purchased intangibles.
Interest Expense, Net

	Year Ended
	December 31,
	2022	2021
Interest expense	$(35,056)	$(11,527)
Interest income	421	306
Interest expense, net	$(34,635)	$(11,221)

	Year Ended
	December 31,
	2022	2021
Revolving loan facility	$(15,798)	$(3,448)
Term loans	(7,413)	(117)
Convertible senior notes, coupon interest	(3,064)	(1,899)
Amortization and write-off of deferred debt issuance costs	(7,291)	(5,955)
Other, net	(1,069)	198
Interest expense, net	$(34,635)	$(11,221)
For the year ended December 31, 2022, interest expense, net increased primarily due to a higher outstanding average balance combined with a higher average interest rate under the revolving loan facility, and interest expense on the term loan, which we entered into on December 22, 2021.

Other Income, Net

	Year Ended
	December 31,
	2022	2021
Gain (loss) from:
Change in fair value of interest rate swap	$27,083	$9,770
Foreign exchange (1)	(9,901)	827
Sale of aircraft	2,029	—
Change in fair value of acquisition contingent consideration	1,427	(550)
Payments related to interest rate swap	1,947	(1,270)
Other income, net	1,713	1,184
Total other income, net	$24,298	$9,961

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. Dollars resulted in unrealized foreign exchange losses of $7,369 and $779 for the years ended December 31, 2022 and 2021, respectively.
Provision (Benefit) for Income Taxes

	Year Ended
	December 31,
	2022	2021
Income before income taxes	$198,275	$93,329
Provision (benefit) for income taxes	$21,283	$(3,448)
Effective tax rate	10.7%	(3.7)%
For the year ended December 31, 2022, the effective tax rate was higher as compared to the year ended December 31, 2021, primarily due to the 2021 effective tax rate impact, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value. For the years ended December 31, 2022 and 2021, we recognized tax benefits of $20,501 and $14,890, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
Net Income

	Year Ended
	December 31,
	2022	2021
Net income	$174,780	$93,192
For the year ended December 31, 2022, net income increased by $81,588, or 87.5%, compared to the year ended December 31, 2021. Net income as a percentage of total revenues was 15.9% and 9.7% for the year ended December 31, 2022 and 2021, respectively. The changes are due to the factors described above.

Adjusted EBITDA and Adjusted Net Income

	Year Ended
	December 31,
	2022	2021
Adjusted EBITDA	$366,440	$324,948
Adjusted Net Income	$274,518	$267,892
For the year ended December 31, 2022, Adjusted EBITDA increased by $41,492 compared to the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, Adjusted EBITDA as a percentage of total revenues was 33.3% and 33.7%, respectively.
For the year ended December 31, 2022, Adjusted Net Income increased by $6,626 compared to the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, Adjusted Net Income as a percentage of total revenues was 25.0% and 27.8%, respectively.
For additional information, including the limitations of using non‑GAAP financial measures, and reconciliations of the non‑GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP, see the section titled “—Non‑GAAP Financial Measures.”
Comparison of the Years Ended December 31, 2021 and 2020
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10‑K.
Revenues

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2021	2020	Amount	%	%
Subscriptions	$812,807	$679,273	$133,534	19.7%	17.6%
Perpetual licenses	53,080	57,382	(4,302)	(7.5%)	(8.9%)
Subscriptions and licenses	865,887	736,655	129,232	17.5%	15.6%
Services	99,159	64,889	34,270	52.8%	48.6%
Total revenues	$965,046	$801,544	$163,502	20.4%	18.2%
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2021	2020	Amount	%	%
Americas	$483,087	$395,746	$87,341	22.1%	21.4%
EMEA	300,123	254,036	46,087	18.1%	14.2%
APAC	181,836	151,762	30,074	19.8%	16.8%
Total revenues	$965,046	$801,544	$163,502	20.4%	18.2%

Cost of Revenues

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2021	2020	Amount	%	%
Cost of subscriptions and licenses	$124,321	$95,803	$28,518	29.8%	27.3%
Cost of services	92,218	71,352	20,866	29.2%	24.4%
Total cost of revenues	$216,539	$167,155	$49,384	29.5%	26.1%
Operating Expenses

			Comparison
	Year Ended				Constant
	December 31,				Currency
	2021	2020	Amount	%	%
Research and development	$220,915	$185,515	$35,400	19.1%	16.5%
Selling and marketing	162,240	143,791	18,449	12.8%	10.1%
General and administrative	150,116	113,274	36,842	32.5%	31.1%
Deferred compensation plan	95,046	177	94,869	*	*
Amortization of purchased intangibles	25,601	15,352	10,249	66.8%	61.3%
Expenses associated with initial public offering	—	26,130	(26,130)	*	*
Total operating expenses	$653,918	$484,239	$169,679	35.0%	32.8%

*Not meaningful
Interest Expense, Net

	Year Ended
	December 31,
	2021	2020
Interest expense	$(11,527)	$(7,217)
Interest income	306	437
Interest expense, net	$(11,221)	$(6,780)

	Year Ended
	December 31,
	2021	2020
Revolving loan facility	$(3,448)	$(5,680)
Term loans	(117)	(502)
Convertible senior notes, coupon interest	(1,899)	—
Amortization and write-off of deferred debt issuance costs	(5,955)	(985)
Other, net	198	387
Interest expense, net	$(11,221)	$(6,780)

Other Income, Net

	Year Ended
	December 31,
	2021	2020
Gain (loss) from:
Change in fair value of interest rate swap	$9,770	$347
Foreign exchange (1)	827	22,919
Change in fair value of acquisition contingent consideration	(550)	1,340
Payments related to interest rate swap	(1,270)	(696)
Other income, net	1,184	340
Total other income, net	$9,961	$24,250

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. Dollars resulted in unrealized foreign exchange (losses) gains of $(779) and $22,310 for the years ended December 31, 2021 and 2020, respectively.
(Benefit) Provision for Income Taxes

	Year Ended
	December 31,
	2021	2020
Income before income taxes	$93,329	$167,620
(Benefit) provision for income taxes	$(3,448)	$38,625
Effective tax rate	(3.7)%	23.0%
Net Income

	Year Ended
	December 31,
	2021	2020
Net income	$93,192	$126,521
Adjusted EBITDA and Adjusted Net Income

	Year Ended
	December 31,
	2021	2020
Adjusted EBITDA	$324,948	$266,376
Adjusted Net Income	$267,892	$193,334
For additional information, including the limitations of using non‑GAAP financial measures, and reconciliations of the non‑GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP, see the section titled “—Non‑GAAP Financial Measures.”

Liquidity and Capital Resources:
Our primary source of operating cash is from the sale of subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist primarily of headcount‑related costs. In addition to operating expenses, we also use cash to service our debt obligations, to pay quarterly dividends, to repurchase our Class B Common Stock and subordinated indebtedness (discussed further below), and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities, including our iTwin Ventures initiative for which, over a period of approximately 5 years, we expect to invest up to $100 million of corporate venture capital funding for seed, early, and growth stage technology companies with promising and emerging opportunities for infrastructure digital twin solutions strategically relevant to our business. In connection with the acquisition of Power Line Systems in January 2022, we used available cash and borrowings under our Credit Facility to fund the transaction. In connection with the acquisition of Seequent in June 2021, we used available cash, including a portion of the net proceeds from the 2026 Notes, and borrowings under our Credit Facility to fund the cash component of the transaction. As described further below, we used $25,875 of the net proceeds from the sale of the 2027 Notes to pay the premiums of the capped call options, and $536,062 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We used $25,530 of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options, and approximately $250,500 to repay outstanding indebtedness under the Credit Facility and to pay related fees and expenses. We used the remainder of the net proceeds from the sale of the 2026 Notes for general corporate purposes and towards funding certain acquisitions, including Seequent.
On May 11, 2022, we announced that our board of directors approved the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B Common Stock through June 30, 2024. On December 14, 2022, our board of directors amended the Repurchase Program to allow us also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The shares and notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. We intend to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or notes repurchased under the Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, the market price of our Class B Common Stock and outstanding notes, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements. The exact number of shares and/or notes to be repurchased by us is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. For the year ended December 31, 2022, we repurchased 896,126 shares for $28,250, and $2,170 aggregate principal amount of our outstanding 2026 Notes for $1,998.
Additionally, during the second, third, and fourth quarters of 2022, we exercised our right to require that certain equity awardees receive gross quantities of shares of our Class B Common Stock, most meaningfully for the issuance of shares in connection with our Executive Bonus Plan incentive compensation and distributions from the DCP, and promptly reimburse to us the cash required for their tax withholding amounts. Historically, these shares were issuable on a net basis, holding back shares in consideration of remitting withholding taxes on behalf of equity awardees, thereby requiring us to remit cash for the tax withholdings. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.

Our cash and cash equivalent balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of December 31, 2022 and 2021, 95% and 48%, respectively, of our total cash and cash equivalents were located outside of the U.S. During the year ended December 31, 2022, we repatriated $150,000 of undistributed previously taxed earnings generated by our foreign subsidiaries to the U.S. The repatriations were used to fund the acquisition of Power Line Systems. We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. No additional provision has been made for U.S. and non-U.S. income taxes on the undistributed earnings of subsidiaries as that cash is expected to be indefinitely reinvested. We expect to meet our U.S. liquidity needs through ongoing cash flows or external borrowings including available liquidity under the Credit Facility. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the U.S.
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
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of cash held in checking accounts and money market funds maintained at various financial institutions. Our domestic and foreign holdings of cash and cash equivalents are as follows:

	December 31,
	2022	2021
Cash and cash equivalents held domestically	$3,883	$170,267
Cash and cash equivalents held by foreign subsidiaries	67,801	159,070
Total cash and cash equivalents	$71,684	$329,337
The amount of cash and cash equivalents held by foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is recorded in Accumulated other comprehensive loss on our consolidated balance sheets.

Bank Credit Facility
We are party to a Credit Agreement dated December 19, 2017, (as amended from time to time) which provides for an $850,000 senior secured revolving loan facility that matures on November 15, 2025. Debt issuance costs are amortized to interest expense through the maturity date.
When we amended the Credit Facility on January 25, 2021, to increase the senior secured revolving loan facility and extend the maturity date, we performed an extinguishment versus modification assessment on a lender‑by‑lender basis resulting in the write‑off of unamortized debt issuance costs of $353 and the capitalization of fees paid to lenders and third parties of $3,577.
The Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including an $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. We had $150 of letters of credit and surety bonds outstanding as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, we had $504,253 and $849,850, respectively, available under the Credit Facility.
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
Borrowings under the Credit Facility are guaranteed by all of our material first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of our and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries.
The agreement governing the Credit Facility contains customary positive and negative covenants, including restrictions on our ability to pay dividends and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $50,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control. The Credit Facility also contains customary financial covenants, including maximum net leverage ratios. As of December 31, 2022 and 2021, we were in compliance with all covenants in our Credit Facility.
Voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part, are permitted at any time, so long as we give notice as required by the Credit Facility. However, if prepayment is made with respect to a LIBOR‑based loan and the prepayment is made on a date other than an interest payment date, we must pay customary breakage costs.
Term Loans. On December 22, 2021, we amended the Credit Facility to provide for a $200,000 senior secured term loan with a maturity of November 15, 2025 (the “2021 Term Loan”) and included certain other conforming amendments. The 2021 Term Loan requires principal repayment at the end of each calendar quarter. Beginning with March 31, 2022 and ending with December 31, 2023, we are required to repay $1,250 per quarter. Beginning with March 31, 2024 and ending with the last such date prior to the maturity date, we are required to repay $2,500 per quarter. We incurred $540 of debt issuance costs related to the 2021 Term Loan. We used borrowings under the 2021 Term Loan to pay down borrowings under the swingline sub‑facility and revolving loan facility under the Credit Facility.

Under the 2021 Term Loan, we may make either Euro currency or non-Euro currency interest rate elections. Interest on the Euro currency borrowings bear a base interest rate of LIBOR, plus a spread ranging from 100 bps to 200 bps as determined by our net leverage ratio. Under the non-Euro currency elections, the 2021 Term Loan bears a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 0 bps to 100 bps as determined by our net leverage ratio.
Prior to the IPO, on September 2, 2020, we amended the Credit Facility to incur a term loan of $125,000 (the “2020 Term Loan”) with a maturity of December 18, 2022. We used the proceeds from the 2020 Term Loan and borrowings under the revolving loan facility under the Credit Facility to pay a special dividend declared by our board of directors on August 28, 2020. We incurred $432 of debt issuance costs related to the 2020 Term Loan. In November 2020, we used a portion of the net proceeds from our follow‑on public offering to repay the 2020 Term Loan. See Notes 10 and 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Bank Credit Facility Interest. The revolving loan facility and term loans weighted average interest rate was 3.84%, 2.03%, and 1.92% for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The 2027 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheets and are amortized to interest expense over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of December 31, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with our existing and future senior unsecured indebtedness that is not so subordinated (including our 2026 Notes), effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of December 31, 2022 and 2021, we were in compliance with all covenants in the 2027 Notes.

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
During the fourth quarter of 2022, we paid $1,998 in cash to repurchase $2,170 aggregate principal amount of our outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income, net in the consolidated statement of operations for the year ended December 31, 2022. The 2026 Notes were repurchased under our Repurchase Program authorization.
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
The 2026 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheets and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of December 31, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are our senior, unsecured obligations that rank senior in right of payment to our future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with our existing and future senior unsecured indebtedness that is not so subordinated (including our 2027 Notes, see the section titled “—2027 Notes” below), effectively subordinated to our existing and future secured indebtedness (including obligations under our senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent we are not a holder thereof)) of our subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of December 31, 2022 and 2021, we were in compliance with all covenants in the 2026 Notes.

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
Comparison of the Year Ended December 31, 2022 and 2021
Our cash flow activities for the years ended December 31, 2022 and 2021 consist of the following:

	Year Ended December 31,
	2022	2021
Net Cash Provided By (Used In):
Operating activities	$274,324	$288,024
Investing activities	(770,127)	(1,056,603)
Financing activities	243,034	982,582
Operating activities
Net cash provided by operating activities was $274,324 for the year ended December 31, 2022. Compared to the prior year, net cash provided by operating activities was lower by $13,700 due to a net decrease in non‑cash adjustments of $64,090 and a net decrease in net cash flows from the change in operating assets and liabilities of $31,198, partially offset by an increase in net income of $81,588. Both the increase in net income and the net decrease in non‑cash adjustments were impacted by the one‑time, non‑cash compensation charge of $90,721 to Deferred compensation plan expenses during the year ended December 31, 2021 to record reallocated deferred compensation plan liabilities at fair value as previously discussed. The net decrease in cash flows from the change in operating assets and liabilities was primarily due to the timing of renewals and associated billings of certain annual contracts, and increased interest payments.
For the year ended December 31, 2021, net cash provided by operating activities was $288,024 due to net income of $93,192 increased by $178,726 of non‑cash adjustments and $16,106 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $770,127 for the year ended December 31, 2022 primarily due to $743,007 in acquisition related payments, net of cash acquired, to complete six acquisitions.
For the year ended December 31, 2021, net cash used in investing activities was $1,056,603 primarily due to $1,034,983 in acquisition related payments, net of cash acquired, to complete 13 acquisitions.

Financing activities
Net cash provided by financing activities was $243,034 for the year ended December 31, 2022 primarily due to an increase in net borrowings under the Credit Facility of $340,598, partially offset by net payments for shares acquired of $71,811, including shares repurchased under the Repurchase Program, and payments of dividends of $34,493.
For the year ended December 31, 2021, net cash provided by financing activities was $982,582 primarily due to the net proceeds from the convertible senior notes of $1,233,377, partially offset by net payments for shares acquired of $120,539 and the purchase of capped call options of $51,605.
Contractual Obligations and Other Commitments:
As of December 31, 2022, our future contractual obligations were related to debt (see Note 10), leases (see Note 8), purchase obligations (see Note 18), deferred compensation plan liabilities (see Note 12), and contingent and non‑contingent consideration from acquisitions (see Note 4). For information about those obligations, see the above referenced notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K, which are incorporated by reference into this section. As of December 31, 2022, our purchase obligations were $14,981, which is expected to be paid within one year. Purchase obligations include the non‑cancelable future cash purchase commitment for services related to the provisioning of our hosted software solutions. Our purchase obligations are in addition to amounts included in current liabilities and prepaid expenses in our consolidated balance sheet.
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
Business combinations. We allocate the fair value of the consideration transferred to the assets acquired and liabilities assumed, including trademarks, customer relationships, in‑process research and development, and acquired software and technology, based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets.
Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:
•future expected cash flows from total revenues and acquired developed technologies;
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

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized but instead is tested annually for impairment on October 1, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount. We allocate goodwill to reporting units on a relative fair value basis.
In testing for goodwill impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required, we will recognize goodwill impairment as the difference between the carrying amount of the reporting unit and it’s fair value, but not to exceed the carrying amount of goodwill within the reporting unit. There was no impairment of goodwill as a result of our annual impairment assessments conducted for the years ended December 31, 2022, 2021, and 2020.
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
We perform a quarterly assessment of the recoverability of the net deferred tax assets. We consider all available evidence, both positive and negative, in determining whether all or a portion of a deferred tax asset is more likely than not to be realized. In the event we determine that all or a portion of the deferred tax assets is not more likely than not to be realized, an adjustment to the valuation allowance would be recorded that would increase the provision for income taxes. To the extent that the realization of a deferred tax asset is based upon forecasted future earnings, our judgment regarding future profitability may change due to future market conditions and other factors. Assumptions about future taxable income require significant judgment and, while these assumptions rely heavily on estimates, such estimates are consistent with the plans we are using to manage the underlying business. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. Additionally, future changes in tax laws and rates, including administrative or regulatory guidance, could affect recorded deferred tax assets and liabilities. Any adjustments to these estimates will generally be recorded as an income tax expense or benefit in the period the adjustment is determined.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. The calculation of our tax liabilities often involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. There are many transactions and calculations about which the ultimate tax outcome is uncertain. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained based upon the technical merits of the position. This may include expected resolutions upon examination, any related appeals, or through a litigation processes. As a result, our calculations involve estimates by management. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment, potentially including interest and penalties, that is materially different from our current estimates of the unrecognized tax benefit liabilities. These differences, along with any related interest and penalties, will generally be reflected as increases or decreases to income tax expense in the period in which new information becomes available. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. We follow the applicable guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertain tax positions. We recognize interest and penalties related to income taxes within the (Provision) benefit for income taxes line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

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
Foreign currency exchange risk. Our revenues, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. We regularly evaluate our foreign currency positions in the context of the natural hedging of revenues and expenses and corresponding exposure. We have concluded that our naturally hedged positions support our strategy and no incremental hedging strategies have been deployed. The primary currencies for which we have exchange rate exposure are the U.S. Dollar versus Euros, British Pounds, Canadian Dollars, Australian Dollars, Chinese Yuan Renminbi, and New Zealand Dollars. For the year ended December 31, 2022, approximately 58% of our total revenues are derived from outside of the U.S. and approximately 36% of our revenues are denominated in foreign currencies. In 2022, 64%, 10%, 6%, 4%, and 16% of our total revenues were denominated in U.S. Dollars, Euros, British Pounds, Canadian Dollars, and other currencies, respectively, and 54%, 11%, 8%, 8%, and 19% of our aggregate cost of revenues and operating expenses were denominated in U.S. Dollars, Euros, British Pounds, Canadian Dollars, and other currencies, respectively. Financial results therefore are affected by changes in foreign currency rates. We estimate that a 10% strengthening of the U.S. Dollar versus our other currencies would have lowered our 2022 annual operating income by approximately $1.3 million.
Interest rate risk. We had cash and cash equivalents of $71.7 million and $329.3 million as of December 31, 2022 and 2021, respectively, which consisted of bank deposits and money market funds maintained at various financial institutions. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The interest rates on our Credit Facility also fluctuate based on various market conditions that affect LIBOR, the prime rate, or the overnight bank funding effective rate. The cost of borrowing thereunder may be impacted as a result of our interest rate risk exposure. Interest rate risk associated with the Credit Facility is managed through an interest rate swap which we executed on March 31, 2020. Under the terms of the interest rate swap, we fixed our LIBOR borrowing rate at 0.73% on a notional amount of $200.0 million and for a period of ten years. We do not enter into investments or derivative instruments for trading or speculative purposes. The fair value of our 2026 Notes and 2027 Notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The capped call options that were entered into concurrently with the issuance of our 2026 Notes and 2027 Notes were completed to reduce the potential dilution from the conversion of the 2026 Notes and 2027 Notes. The fair value of the 2026 Notes and 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes and 2027 Notes will generally increase as our Class B Common Stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes and 2027 Notes, but do not impact our financial position, results of operations, or cash flows due to the fixed nature of the debt obligation. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).
Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10‑K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On February 22, 2023, the sustainability committee (the “Committee”) of the Company’s board of directors, pursuant to the authority delegated to it by the board of directors, approved a policy to provide for the immediate and fully accelerated vesting of equity awards granted under the Company’s 2020 Omnibus Incentive Plan (the “Plan”) in the event of an award holder’s termination of employment following a Change in Control (as defined in the Plan) as described more fully below.
Pursuant to this policy, if a Qualifying Termination (as defined below) occurs during the period beginning 120 days prior to the date of a Change in Control and ending on the first anniversary of such Change in Control, then immediate and fully accelerated vesting of all of such award holder’s outstanding unvested equity awards granted under the Plan and that are assumed in connection with the Change in Control will occur. If the award is subject to performance-based vesting conditions that continue to apply following the Change in Control, then vesting will occur at the target level (i.e., 100%) of performance.
For the purposes of this policy:
•A “Qualifying Termination” is a termination by the Company of an award holder’s employment other than for Cause (as defined in the Plan) or, in the case of an Executive (as defined below) only, by the Executive award holder for Good Reason;
•“Good Reason” means the occurrence of any one or more of the following events without the award holder’s prior written consent: (i) material diminution in the award holder’s duties or responsibilities; (ii) a material reduction in the award holder’s total on-target compensation as in effect for the 12-month period immediately prior to such reduction; or (iii) relocation of the award holder’s principal place of business that will require the award holder to travel a materially greater distance on a regular basis (as compared with the award holder’s prior practice), excluding for the avoidance of doubt any travel for business in the course of performing the award holder’s duties for the Company; and
•“Executive” means any Company officer or employee who at the time of the Change in Control had been designated as an eligible executive of the Company under this policy by the Committee, with such designation remaining in effect until revoked by the Committee.
Unless otherwise determined by the Committee, this policy will apply to future awards granted under the Plan and all outstanding awards, including awards held by Werner Andre, the Company’s Chief Financial Officer, and Nicholas H. Cumins, the Company’s Chief Operating Officer, each of whom the Committee has designated an Executive.
Except as set forth above, the terms of the equity awards granted to the Company’s named executive officers have not changed. The Company intends to provide additional information regarding these compensatory matters in the Company’s Proxy Statement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information as of February 28, 2023, regarding our executive officers.

Name	Age	Position

Gregory S. Bentley	67	Chief Executive Officer and President

Keith A. Bentley	64	Chief Technology Officer

Werner Andre	53	Chief Financial Officer and Chief Accounting Officer

Brock Ballard	46	Chief Revenue Officer

Michael M. Campbell	50	Chief Product Officer

Nicholas H. Cumins	46	Chief Operating Officer

David J. Hollister	57	Chief Investment Officer

David R. Shaman	57	Chief Legal Officer and Secretary
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
Brock Ballard has served as our Chief Revenue Officer since January 1, 2023 and is responsible for leading all of our accounts globally. Mr. Ballard joined us in 2020 as Vice President and Regional Executive, Americas. Prior to joining us, Mr. Ballard served in sales leadership positions with Dassault Systèmes, Autodesk, Inc., and Océ. He holds a Bachelor of Arts in Communication and Information Sciences from the University of Alabama.

Michael M. Campbell has served as our Chief Product Officer since joining us in September 2022. Mr. Campbell is responsible for defining our product strategy and for managing product development to advance our leadership in infrastructure engineering software. Prior to joining us, Mr. Campbell held various positions with PTC Inc. managing product development, product strategies, and entire software businesses. He holds a Bachelor of Science in Mechanical Engineering from Boston University.
Nicholas H. Cumins has served as our Chief Operating Officer since January 1, 2022. Mr. Cumins is responsible for our sales and marketing, products, user success, and business operations globally. Mr. Cumins previously served as our Chief Product Officer since 2020. Prior to joining us, Mr. Cumins served as general manager of SAP Marketing Cloud, a comprehensive marketing automation platform, from 2018 to 2020. Mr. Cumins also served as chief product officer of Scytl, a platform for online voting, in Barcelona from 2016 to 2018, and senior vice president of product with OpenX, a pioneer in programmatic advertising, in Los Angeles from 2013 to 2016. He holds Maîtrise de Droit (Law) and Maîtrise de Sciences de Gestion (Business) degrees from University Paris II Panthéon-Assas, Paris, France.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

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

10.1
Form of Capped Call Confirmation relating to the 0.125% Convertible Senior Note due 2026 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

10.2
Form of Capped Call Confirmation relating to the 0.375% Convertible Senior Note due 2027 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)

10.3
Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among Bentley Systems, Incorporated, PNC Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to our Registration Statement on Form S-1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

10.4
First Amendment to Amended and Restated Credit Agreement, dated as of September 2, 2020, (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A filed on September 8, 2020 (File No. 333-248246) and incorporated herein by reference)

10.5
Second Amendment to Amended and Restated Credit Agreement, dated as of January 25, 2021 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

10.6
Third Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2021 (File No. 001-39548) and incorporated herein by reference)

10.7
Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 29, 2021 (File No. 001-39548) and incorporated herein by reference)

10.8
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 14, 2022 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2022 (File No. 001-39548) and incorporated herein by reference)

10.9†
Bentley Systems, Incorporated 2015 Equity Incentive Plan, as amended and restated effective as of May 29, 2018 (filed as Exhibit 10.6 to our Registration Statement on Form S-1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

10.10†
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.11†
Amendment No. 1 to the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (filed as Exhibit 10.10 to our Annual Report on Form 10-K filed on March 1, 2022 (File No. 001-39548) and incorporated herein by reference)

10.12†*	Form of Restricted Stock Unit Award Agreement under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (as amended)

10.13†
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

10.15†
Amendment No. 1 to the Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2021 (File No. 001-39548) and incorporated herein by reference)

10.16†
Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2015 (filed as Exhibit 10.7 to our Registration Statement on Form S-1/A filed on September 8, 2020 (File No. 333-248246) and incorporated herein by reference)

Exhibit
Number	Description

10.17†
Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.18†
Amendment No. 1 to the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-39548) and incorporated herein by reference)

10.19
Common Stock Purchase Agreement, by and among Bentley Systems, Incorporated, Siemens AG, and the persons listed as “Key Holders” therein, dated September 23, 2016, as amended on October 28, 2016, and April 23, 2018 (filed as Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

10.20+
Side Letter Agreement, dated as of March 11, 2021, by and among Bentley Systems, Incorporated, Seequent Holdings Limited and the Sellers named therein (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 11, 2021 (File No. 001-39548) and incorporated herein by reference)

10.21
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

Bentley Systems, Incorporated

Date: February 28, 2023	By:	/s/ GREGORY S. BENTLEY
Gregory S. Bentley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2023.

Signature	Title

/s/ GREGORY S. BENTLEY	Chairperson, Chief Executive Officer and President
Gregory S. Bentley	(Principal Executive Officer)

/s/ WERNER ANDRE	Chief Financial Officer and Chief Accounting Officer
Werner Andre	(Principal Financial Officer and Principal Accounting Officer)

/s/ KEITH A. BENTLEY	Director
Keith A. Bentley

/s/ BARRY J. BENTLEY	Director
Barry J. Bentley

/s/ RAYMOND B. BENTLEY	Director
Raymond B. Bentley

/s/ KIRK B. GRISWOLD	Director
Kirk B. Griswold

/s/ JANET B. HAUGEN	Director
Janet B. Haugen

/s/ BRIAN F. HUGHES	Director
Brian F. Hughes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bentley Systems, Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Bentley Systems, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bentley Systems, Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bentley Systems, Incorporated and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of the fair value of certain customer relationships acquired in a business combination
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company acquired Power Line Systems on January 31, 2022 for $695,968 thousand in cash, net of cash acquired. This acquisition was accounted for under the acquisition method of accounting for business combinations and the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, which included a fair value allocated to customer relationships determined using an income approach. The determination of the acquisition date fair value of customer relationships required the Company to make assumptions regarding estimated future cash flows and discount rates. During the year ended December 31, 2022, the Company acquired customer relationships in various business combinations with an aggregate fair value of $82,278 thousand, a portion of which related to the Power Line Systems acquisition.
We identified the evaluation of the fair value of customer relationships acquired in the Power Line Systems business combination as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required to evaluate the estimated future revenues, future operating margins, and the discount rate used to value these customer relationships due to their estimation uncertainty. Additionally, assessment of the discount rate assumption required valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition‑date valuation processes for customer relationships, including controls related to the development of the assumptions related to estimated future revenues, future operating margins, and the discount rate. We evaluated the reasonableness of management’s estimated future revenues and operating margins assumptions by comparing the estimates to historical results and to information included in analyst reports and selected peer company reports. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by independently developing a range of discount rates based on publicly available market data for comparable entities and comparing them to the Company’s discount rate.
Evaluation of the standalone selling price for certain term license subscriptions and portfolio balancing material rights
As discussed in Note 3 to the consolidated financial statements, the Company recognized subscriptions revenues of $960,220 thousand for the year ended December 31, 2022, a portion of which relates to certain term license subscriptions and portfolio balancing material rights. The Company allocates the transaction price to each distinct performance obligation, including portfolio balancing material rights, based upon their relative standalone selling prices (SSPs). In instances where a performance obligation, including portfolio balancing material rights, does not have directly observable SSPs, the Company maximizes the use of other observable inputs to estimate SSPs. For the portfolio balancing material rights, the Company uses historical user elections to estimate future user elections, which are used to estimate the SSPs.
We identified the evaluation of the SSPs for certain term license subscriptions and portfolio balancing material rights as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required to assess the nature and sufficiency of the evidence obtained to support the Company’s determination of SSPs for certain term licenses and the portfolio balancing material rights.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s determination of SSPs, including those related to term license subscriptions and portfolio balancing material rights. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls related to the development of SSPs. We inspected the Company’s SSP analysis for certain term licenses and compared the estimated SSPs to a selection of historical disaggregated sales data. For certain term licenses, we also obtained the Company’s pricing policies and practices and compared them to the SSPs determined. We tested the historical user elections for the portfolio balancing material rights by sampling user elections and comparing them to signed revenue contracts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Philadelphia, Pennsylvania
February 28, 2023

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$71,684	$329,337
Accounts receivable	296,376	241,807
Allowance for doubtful accounts	(9,303)	(6,541)
Prepaid income taxes	18,406	16,880
Prepaid and other current assets	38,732	34,348
Total current assets	415,895	615,831
Property and equipment, net	32,251	31,823
Operating lease right-of-use assets	40,249	50,818
Intangible assets, net	292,271	245,834
Goodwill	2,237,184	1,588,477
Investments	22,270	6,438
Deferred income taxes	52,636	71,376
Other assets	72,249	48,646
Total assets	$3,165,005	$2,659,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,176	$16,483
Accruals and other current liabilities	362,048	323,603
Deferred revenues	226,955	224,610
Operating lease liabilities	14,672	17,482
Income taxes payable	4,507	6,696
Current portion of long-term debt	5,000	5,000
Total current liabilities	628,358	593,874
Long-term debt	1,775,696	1,430,992
Deferred compensation plan liabilities	77,014	94,890
Long-term operating lease liabilities	27,670	35,274
Deferred revenues	16,118	7,983
Deferred income taxes	51,235	65,014
Income taxes payable	8,105	7,725
Other liabilities	7,355	14,269
Total liabilities	2,591,551	2,250,021
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of December 31, 2022 and 2021, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 277,412,730 and 270,924,962 shares as of December 31, 2022 and 2021, respectively	2,890	2,825
Additional paid-in capital	1,030,466	937,805
Accumulated other comprehensive loss	(89,740)	(91,774)
Accumulated deficit	(370,866)	(439,634)
Non-controlling interest	704	—
Total stockholders’ equity	573,454	409,222
Total liabilities and stockholders’ equity	$3,165,005	$2,659,243

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Subscriptions	$960,220	$812,807	$679,273
Perpetual licenses	43,377	53,080	57,382
Subscriptions and licenses	1,003,597	865,887	736,655
Services	95,485	99,159	64,889
Total revenues	1,099,082	965,046	801,544
Cost of revenues:
Cost of subscriptions and licenses	147,578	124,321	95,803
Cost of services	89,435	92,218	71,352
Total cost of revenues	237,013	216,539	167,155
Gross profit	862,069	748,507	634,389
Operating expense (income):
Research and development	257,856	220,915	185,515
Selling and marketing	195,622	162,240	143,791
General and administrative	174,647	150,116	113,274
Deferred compensation plan	(15,782)	95,046	177
Amortization of purchased intangibles	41,114	25,601	15,352
Expenses associated with initial public offering	—	—	26,130
Total operating expenses	653,457	653,918	484,239
Income from operations	208,612	94,589	150,150
Interest expense, net	(34,635)	(11,221)	(6,780)
Other income, net	24,298	9,961	24,250
Income before income taxes	198,275	93,329	167,620
(Provision) benefit for income taxes	(21,283)	3,448	(38,625)
Loss from investments accounted for using the equity method, net of tax	(2,212)	(3,585)	(2,474)
Net income	174,780	93,192	126,521
Less: Net income attributable to participating securities	(42)	(9)	(234)
Net income attributable to Class A and Class B common stockholders	$174,738	$93,183	$126,287
Per share information:
Net income per share, basic	$0.57	$0.30	$0.44
Net income per share, diluted	$0.55	$0.30	$0.42
Weighted average shares, basic	309,226,677	305,711,345	289,863,272
Weighted average shares, diluted	331,765,158	314,610,814	299,371,129

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$174,780	$93,192	$126,521
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,459	(65,648)	(2,311)
Actuarial gain on retirement plan, net of tax effect of $(245), $(44), and $(1), respectively	575	107	5
Total other comprehensive income (loss), net of taxes	2,034	(65,541)	(2,306)
Comprehensive income	$176,814	$27,651	$124,215

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2019	254,842,949	$2,548	$408,667	$(23,927)	$(52,669)	$—	$334,619
Net income	—	—	—	—	126,521	—	126,521
Other comprehensive loss	—	—	—	(2,306)	—	—	(2,306)
Class B Common Stock follow-on offering, net of expenses of $12,898	9,603,965	96	294,333	—	—	—	294,429
Dividends declared	—	—	—	—	(424,018)	—	(424,018)
Profit-sharing plan shares, net	(549,834)	(5)	—	—	(6,965)	—	(6,970)
Shares issued in connection with deferred compensation plan, net	3,081,607	31	—	—	(4,656)	—	(4,625)
Deferred compensation plan elective participant deferrals	—	—	3,530	—	—	—	3,530
Payment of shareholder Put and Call rights	(128,007)	(1)	—	—	(1,453)	—	(1,454)
Common Stock Purchase Agreement, net	—	—	—	—	(57)	—	(57)
Stock option exercises, net	4,060,839	41	9,070	—	(4,755)	—	4,356
Shares issued for stock grants, net	21,956	—	319	—	—	—	319
Stock-based compensation expense	—	—	25,194	—	—	—	25,194
Shares related to restricted stock, net	1,221,029	12	—	—	(7,951)	—	(7,939)
Balance, December 31, 2020	272,154,504	2,722	741,113	(26,233)	(376,003)	—	341,599
Net income	—	—	—	—	93,192	—	93,192
Other comprehensive loss	—	—	—	(65,541)	—	—	(65,541)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	—	182,390
Purchase of capped call options, net of tax of $12,871	—	—	(38,734)	—	—	—	(38,734)
Dividends declared	—	—	—	—	(33,537)	—	(33,537)
Shares issued in connection with deferred compensation plan, net	2,378,645	24	—	—	(69,031)	—	(69,007)
Deferred compensation plan elective participant deferrals	—	—	2,619	—	—	—	2,619
Deferred compensation plan modification	—	—	(4,739)	—	—	—	(4,739)
Shares issued in connection with Executive Bonus Plan, net	238,755	2	20,951	—	(8,739)	—	12,214
Shares issued in connection with employee stock purchase plan	104,716	1	3,845	—	(438)	—	3,408
Stock option exercises, net	4,587,053	46	5,559	—	(37,785)	—	(32,180)
Shares issued for stock grants	7,824	—	450	—	—	—	450
Stock-based compensation expense	—	—	24,382	—	—	—	24,382
Shares related to restricted stock, net	(86,120)	(1)	—	—	(7,293)	—	(7,294)
Balance, December 31, 2021	282,526,719	2,825	937,805	(91,774)	(439,634)	—	409,222
Net income	—	—	—	—	174,780	—	174,780
Other comprehensive income	—	—	—	2,034	—	—	2,034
Dividends declared	—	—	—	—	(34,353)	—	(34,353)
Shares issued in connection with deferred compensation plan, net	3,541,375	35	(27)	—	(24,254)	—	(24,246)
Deferred compensation plan elective participant deferrals	—	—	6,580	—	—	—	6,580
Shares issued in connection with Executive Bonus Plan, net	445,050	5	21,920	—	(5,197)	—	16,728
Shares issued in connection with employee stock purchase plan	307,406	3	10,332	—	(273)	—	10,062
Stock option exercises, net	2,613,659	26	8,312	—	(9,188)	—	(850)
Acquisition option exercises, net	185,178	2	(2)	—	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	—	450
Stock-based compensation expense	—	—	45,100	—	—	—	45,100
Shares related to restricted stock, net	277,594	3	(4)	—	(4,491)	—	(4,492)
Repurchases of Class B Common Stock under approved program	(896,126)	(9)	—	—	(28,241)	—	(28,250)
Other	—	—	—	—	(15)	—	(15)
Non-controlling interest acquired	—	—	—	—	—	704	704
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$704	$573,454

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$174,780	$93,192	$126,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,537	52,793	36,117
Deferred income taxes	(5,126)	(19,745)	16,246
Stock-based compensation expense	75,206	49,045	32,114
Deferred compensation plan	(15,782)	95,046	177
Amortization and write-off of deferred debt issuance costs	7,291	5,955	985
Change in fair value of derivative	(27,083)	(9,770)	(347)
Foreign currency remeasurement loss (gain)	6,000	64	(24,502)
Other non-cash items, net	2,593	5,338	134
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(60,938)	(35,519)	12,388
Prepaid and other assets	14,053	14,260	11,705
Accounts payable, accruals, and other liabilities	29,181	47,957	51,185
Deferred revenues	2,292	5,340	(565)
Income taxes payable, net of prepaid income taxes	320	(15,932)	(3,818)
Net cash provided by operating activities	274,324	288,024	258,340
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(18,546)	(17,539)	(16,447)
Proceeds from sale of aircraft	2,380	—	—
Acquisitions, net of cash acquired	(743,007)	(1,034,983)	(93,032)
Other investing activities	(10,954)	(4,081)	(7,854)
Net cash used in investing activities	(770,127)	(1,056,603)	(117,333)
Cash flows from financing activities:
Proceeds from credit facilities	833,292	745,310	550,875
Payments of credit facilities	(487,694)	(991,310)	(538,625)
Proceeds from convertible senior notes, net of discounts and commissions	—	1,233,377	—
Payments of debt issuance costs	—	(5,643)	(432)
Purchase of capped call options	—	(51,605)	—
Settlement of convertible senior notes	(1,998)	—	—
Proceeds from term loans	—	199,505	125,000
Repayments from term loans	(5,000)	—	(125,000)
Payments of acquisition debt and other consideration	(8,460)	(2,371)	(3,425)
Proceeds from Class B Common Stock follow-on offering, net of underwriters’ discounts and commissions	—	—	295,802
Payments of Class B Common Stock follow-on offering expenses	—	—	(1,373)
Payments of dividends	(34,493)	(33,396)	(422,646)
Proceeds from stock purchases under employee stock purchase plan	10,335	3,846	—
Proceeds from exercise of stock options	8,338	5,605	9,128
Payments for shares acquired including shares withheld for taxes	(43,561)	(120,539)	(83,975)
Proceeds from Common Stock Purchase Agreement	—	—	58,349
Repurchase of Class B Common Stock under approved program	(28,250)	—	—
Other financing activities	525	(197)	(189)
Net cash provided by (used in) financing activities	243,034	982,582	(136,511)
Effect of exchange rate changes on cash and cash equivalents	(4,884)	(6,672)	(3,591)
(Decrease) increase in cash and cash equivalents	(257,653)	207,331	905
Cash and cash equivalents, beginning of year	329,337	122,006	121,101
Cash and cash equivalents, end of year	$71,684	$329,337	$122,006

BENTLEY SYSTEMS, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental information:
Cash paid for income taxes	$29,478	$40,203	$28,986
Income tax refunds	3,588	9,372	3,863
Interest paid	26,581	4,631	8,012
Non-cash investing and financing activities:
Cost method investment, non-cash exchange	5,936	—	—
Shares issued related to acquisition	—	182,390	—
Contingent acquisition consideration	1,390	4,544	2,380
Deferred, non-contingent consideration, net	749	10,090	1,416
Term loan expenses included in Accruals and other current liabilities	—	45	—
Share-settled Executive Bonus Plan awards	21,925	20,953	—
Deferred compensation plan elective participant deferrals	6,580	2,619	3,530

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
Basis of Presentation and Consolidation — The consolidated financial statements and accompanying notes have been prepared in United States (“U.S.”) Dollars and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is party to joint ventures, which are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the year ended December 31, 2022, payments related to the Company’s interest rate swap were recognized in Other income (expense), net in the consolidated statements of operations and the corresponding prior period amounts, which were previously recognized in Interest expense, net, were reclassified to conform to the current period presentation. For the years ended December 31, 2021 and 2020, the amounts reclassified were not material, and Income before income taxes and Net income in the consolidated statements of operations did not change as a result of these reclassifications.
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
Revenue Recognition — The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generates revenues from subscriptions, perpetual licenses, and services (see Note 3).
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

Software Development Costs — The Company’s software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached, are included in Research and development in the consolidated statements of operations. Research and development expenses, which are generally expensed as incurred, primarily consist of personnel and related costs of the Company’s research and development staff, including colleagues’ salaries, incentives, and benefits, and costs of certain third‑party contractors, as well as allocated overhead costs. In general, technological feasibility is reached shortly before the release of such products.
Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to certain projects once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented, the Company has established that the necessary skills, hardware, and software technology are available to produce the product, and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). For the years ended December 31, 2022, 2021, and 2020, total costs capitalized under the ACDP were $7,060, $6,608, and $7,809, respectively. Additionally, for the years ended December 31, 2022, 2021, and 2020, total ACDP related amortization recorded in Cost of subscriptions and licenses in the consolidated statements of operations was $6,626, $7,020, and $4,699, respectively.
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

While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the year ended December 31, 2021, the Company reclassified cumulative compensation cost of $4,739 from Additional paid-in capital to Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheet and recognized a compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statement of operations to record the reallocated deferred compensation plan liabilities at their fair value of $95,460. Subsequent to the one‑time reallocation, these diversified deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations (see Note 12).
Advertising Expense — The Company expenses advertising costs as incurred. Advertising expense of $6,888, $2,396, and $1,726 is included in Selling and marketing in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively.
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
On March 31, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with the Company’s credit facility (see Note 10). The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability on the consolidated balance sheets and carries the derivative at fair value (see Note 17). Gain (loss) from the change in fair value and payments related to the interest rate swap are recognized in Other income (expense), net in the consolidated statements of operations (see Note 21). The bank counterparty to the derivative potentially exposes the Company to credit-related losses in the event of nonperformance. To mitigate that risk, the Company only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. The Company monitors counterparty risk on at least a quarterly basis and adjusts its exposure as necessary. The Company does not enter into derivative instrument transactions for trading or speculative purposes.
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
A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.

The U.S. Tax Cuts and Jobs Act (the “JOBS Act”) requires certain Global Intangible Low‑Taxed Income (“GILTI”) earned by a controlled foreign corporation (“CFC”) to be included in the gross income of the CFC’s U.S. shareholder. The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current‑period expense when incurred. The JOBS Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign‑derived intangible income (“FDII”).
The Company and its subsidiaries are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax‑related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company’s tax return positions are fully supportable. The tax benefit recognized is based on the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The Provision for income taxes in the consolidated statements of operations includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company records interest and/or penalties, where applicable, related to uncertain tax positions, as part of the Provision for income taxes in the consolidated statements of operations. The Company records the amount of uncertain taxes expected to be paid in the next 12 months as a current liability and records the remaining amount in Other liabilities in the consolidated balance sheets.
Net Income Per Share — Net income per share of Class A and Class B Common Stock amounts are computed using the two‑class method required for participating securities, using the treasury stock method for awards under the Company’s equity compensation plans and global employee stock purchase plan, and using the if‑converted method for the convertible senior notes. In addition, the weighted average number of shares of the Company’s Class A and Class B Common Stock is inclusive of undistributed shares held in the DCP as phantom shares of the Company’s Class B Common Stock (see Note 22).
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
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, all of the Company’s cash and cash equivalents consisted of money market funds and cash held in checking accounts maintained at various financial institutions. Cash equivalents are recorded at cost, which approximates fair value.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable represent receivables from customers for products and services invoiced by the Company for which payment is outstanding. Receivables are recorded at the invoiced amount and do not bear interest.
The Company establishes an allowance for doubtful accounts for expected losses during the accounts receivable collection process. The allowance for doubtful accounts is presented separately in the consolidated balance sheets and reduces the accounts receivable balance to the net realizable value of the outstanding accounts receivables. The development of the allowance for doubtful accounts is based on an expected loss model which considers historical write‑off and recovery experience, aging trends affecting specific accounts, and general operational factors affecting all accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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
Activity related to the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$6,541	$5,759
Bad debt allowance	5,549	1,203
Write-offs	(2,317)	(700)
Foreign currency translation adjustments	(470)	279
Balance, end of year	$9,303	$6,541
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and cash equivalents and receivables. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary. Generally, the Company requires no collateral from its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic region. No single customer accounted for more than 2.0% of the Company’s total revenues for the year ended December 31, 2022, or more than 2.5% of the Company’s total revenues for the years ended 2021 or 2020.
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
Cost of maintenance and repairs is charged to expense as incurred. Upon retirement or other disposition, the cost of the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other income (expense), net in the consolidated statements of operations.

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
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but instead is tested annually for impairment on October 1, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount. The Company allocates goodwill to reporting units on a relative fair value basis.
In testing for goodwill impairment, the Company may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required, the Company will recognize goodwill impairment as the difference between the carrying amount of the reporting unit and it’s fair value, but not to exceed the carrying amount of goodwill within the reporting unit. There was no impairment of goodwill as a result of the Company’s annual impairment assessments conducted for the years ended December 31, 2022, 2021, and 2020.
Long‑Lived Assets — The Company evaluates the recoverability of long‑lived assets, such as property and equipment, operating lease right‑of‑use assets, and amortizable intangible assets, in accordance with authoritative guidance on accounting for the impairment or disposal of long‑lived assets, which includes evaluating long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require a long‑lived asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the long‑lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. No impairment of long‑lived assets occurred for the years ended December 31, 2022, 2021, and 2020.

Investments — The Company applies the cost method of accounting for its investment in which it does not have the ability to exercise significant influence over operating and financial policies. Under the cost method, the Company records the investment based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations. The Company applies the equity method of accounting for its investment in which it does have the ability to exercise significant influence over operating and financial policies. Under the equity method, the Company recognizes its initial investment at cost and updates the carrying value of its investment by its proportional share of income or losses from the investment. In addition, the Company decreases the carrying value by any dividends received from the investee. The Company does not otherwise adjust the carrying value to reflect changes to the fair market value of the investment. The Company’s equity method investments in joint ventures are considered related parties. For the years ended December 31, 2022 and 2021, transactions between the Company and its joint ventures were not material to the Company’s consolidated financial statements. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the years ended December 31, 2022, 2021, and 2020.
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
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No. 2022‑06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022‑06”), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting by extending the sunset date of Topic 848 to December 31, 2024. The expedients and exceptions provided by these ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by these ASUs during the year ended December 31, 2022.
Note 3: Revenue from Contracts with Customers
Nature of Products and Services
The Company generates revenues from subscriptions, perpetual licenses, and services.
Subscriptions
Enterprise subscriptions — The Company provides enterprise subscription offerings, which provide its enterprise accounts with complete and unlimited global access to the Company’s comprehensive portfolio of solutions. Enterprise 365 (“E365”) subscriptions are charged to accounts primarily based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is primarily defined as distinct user access on a daily basis. E365 subscriptions can contain quarterly usage floors or collars. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage. Alternatively, Enterprise License Subscriptions (“ELS”) provide access for a prepaid fee, which is based on the account’s usage of software in the preceding year, to effectively create a fee‑certain consumption‑based arrangement. ELS contain a term license component, SELECT maintenance and support, and performance consulting days. The SELECT maintenance and support benefits under ELS do not include a portfolio balancing performance obligation. Revenue is allocated to the various performance obligations based on their respective standalone selling price (“SSP”). Revenue allocated to the term license component is recognized upon delivery at the start of the subscription term while revenues for the SELECT maintenance and support and the performance consulting days are recognized as delivered over the subscription term. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets.
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
Visas are quarterly or annual term licenses enabling users to access specific project or enterprise information and entitles users to certain functionality of the Company’s ProjectWise and AssetWise systems. The Company’s standard offerings are usage based with monetization through the Company’s CSS program as described below.
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
The Company’s SELECT agreement provides users with perpetual licenses a right to exchange software for other eligible perpetual licenses on an annual basis upon renewal. The Company refers to this option as portfolio balancing and has concluded that the portfolio balancing feature represents a material right resulting in the deferral of the associated revenue. Judgment is required to estimate the percentage of users who may elect to portfolio balance and considers inputs such as historical user elections. This feature is available once per term and must be exercised prior to the respective renewal term. The Company recognizes the associated revenue upon election or when the portfolio balancing right expires. This right is included in the initial and subsequent renewal terms and the Company reestablishes the revenue deferral for the material right upon the beginning of the renewal term. As of December 31, 2022 and 2021, the Company has deferred $17,338 and $18,020, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Contract Assets and Contract Liabilities

	December 31,
	2022	2021
Contract assets	$575	$336
Deferred revenues	243,073	232,593
As of December 31, 2022 and 2021, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of December 31, 2022 and 2021.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users.

For the year ended December 31, 2022, $204,279 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $221,126, which were primarily related to new billings and acquisitions (see Note 4). For the year ended December 31, 2021, $183,997 of revenues that were included in the December 31, 2020 deferred revenues balance were recognized. There were additional deferrals of $215,947, which were primarily related to new billings and acquisitions (see Note 4).
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2022, amounts allocated to these remaining performance obligations are $243,073, of which the Company expects to recognize approximately 93% over the next 12 months with the remaining amount thereafter.
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Year Ended December 31,
	2022	2021	2020
Subscriptions:
Enterprise subscriptions (1)	$345,678	$290,097	$221,524
SELECT subscriptions	264,308	269,283	270,749
Term license subscriptions	350,234	253,427	187,000
Subscriptions	960,220	812,807	679,273
Perpetual licenses	43,377	53,080	57,382
Subscriptions and licenses	1,003,597	865,887	736,655
Services:
Recurring	17,804	21,343	17,389
Other	77,681	77,816	47,500
Services	95,485	99,159	64,889
Total revenues	$1,099,082	$965,046	$801,544

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $306,901, $223,293, and $110,979 for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $513,736, $412,375, and $338,792 of license related revenues, respectively, of which $470,359, $359,295, and $281,410, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 8% of its total revenues through channel partners for the years ended December 31, 2022, 2021, and 2020.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Year Ended December 31,
	2022	2021	2020
Americas (1)	$584,794	$483,087	$395,746
Europe, the Middle East, and Africa (“EMEA”)	312,804	300,123	254,036
Asia-Pacific (“APAC”)	201,484	181,836	151,762
Total revenues	$1,099,082	$965,046	$801,544

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $459,511, $393,865, and $348,222 for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 4: Acquisitions
For the years ended December 31, 2022, 2021, and 2020, the Company completed 6, 13, and 6 acquisitions, respectively, for an aggregate purchase price of $765,098, $1,269,844, and $102,094, respectively. On January 31, 2022, the Company completed the acquisition of Power Line Systems, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B Common Stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed in
	Year Ended December 31,
	2022	2021	2020
Number of acquisitions	6	13	6
Cash paid at closing (1)	$763,228	$1,072,820	$98,298
Cash acquired	(20,221)	(37,837)	(5,266)
Net cash paid	$743,007	$1,034,983	$93,032

(1)Of the cash paid at closing for the years ended December 31, 2022, 2021, and 2020, $3,000, $8,701, and $3,413, respectively, was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
Accruals and other current liabilities	$1,196	$5,382
Other liabilities	—	1,231
Contingent consideration from acquisitions	$1,196	$6,613

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
Accruals and other current liabilities	$2,434	$4,751
Other liabilities	2,977	6,177
Non-contingent consideration from acquisitions	$5,411	$10,928
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for three acquisitions completed during the year ended December 31, 2022. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, the Company’s acquisition expenses were $11,758, $20,471, and $2,227, respectively, which include costs related to legal, accounting, valuation, insurance, general administrative, and other consulting fees. For the year ended December 31, 2022, $9,804 of the Company’s acquisition expenses related to the acquisition of Power Line Systems. For the year ended December 31, 2021, $16,557 and $1,644 of the Company’s acquisition expenses related to the acquisition of Seequent and Power Line Systems, respectively.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Year Ended December 31,
	2022	2021	2020
Consideration:
Cash paid at closing	$763,228	$1,072,820	$98,298
Shares issued at closing (1)(2)	—	182,390	—
Contingent consideration	1,390	4,544	2,380
Deferred, non-contingent consideration, net	749	10,090	1,416
Other	(269)	—	—
Total consideration	$765,098	$1,269,844	$102,094
Assets acquired and liabilities assumed:
Cash	$20,221	$37,837	$5,266
Accounts receivable and other current assets	8,890	24,174	8,701
Operating lease right-of-use assets	1,237	12,095	2,529
Property and equipment	1,316	4,383	499
Other assets	7	874	36
Software and technology (weighted average useful life of 5, 5, and 3 years, respectively)	10,608	43,560	2,207
Customer relationships (weighted average useful life of 10, 9, and 6 years, respectively)	82,278	158,555	11,371
Trademarks (weighted average useful life of 8, 10 and 7 years, respectively)	6,972	38,256	3,953
Non-compete agreement (useful life of 5 years)	—	—	200
In-process research and development	—	3,700	—
Total identifiable assets acquired excluding goodwill	131,529	323,434	34,762
Accruals and other current liabilities	(4,079)	(27,649)	(4,991)
Deferred revenues	(14,176)	(26,245)	(5,351)
Operating lease liabilities	(1,237)	(11,988)	(2,529)
Deferred income taxes	(5,745)	(53,342)	(1,701)
Other liabilities	—	(716)	(86)
Total liabilities assumed	(25,237)	(119,940)	(14,658)
Net identifiable assets acquired excluding goodwill	106,292	203,494	20,104
Goodwill	658,806	1,066,350	81,990
Net assets acquired	$765,098	$1,269,844	$102,094

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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $530,205 of the goodwill recorded relating to the 2022 acquisitions will be deductible for income tax purposes.
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
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31,
	2022	2021
Land	$2,811	$2,811
Building and improvements	35,717	35,188
Computer equipment and software	54,636	47,651
Furniture, fixtures, and equipment	14,600	14,274
Aircraft	2,038	4,075
Other	156	61
Property and equipment, at cost	109,958	104,060
Less: Accumulated depreciation	(77,707)	(72,237)
Total property and equipment, net	$32,251	$31,823
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $10,706, $11,217, and $10,166, respectively.

Related Party Equipment Sale
In January 2022, the audit committee of the Company’s board of directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income, net in the consolidated statement of operations for the year ended December 31, 2022. Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the year ended December 31, 2022. The Company determined this transaction was with a related party.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2020	$581,174
Acquisitions	1,066,350
Foreign currency translation adjustments	(58,408)
Other adjustments	(639)
Balance, December 31, 2021	1,588,477
Acquisitions	658,806
Foreign currency translation adjustments	(8,426)
Other adjustments	(1,673)
Balance, December 31, 2022	$2,237,184
Details of intangible assets other than goodwill are as follows:

		December 31, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$92,390	$(51,938)	$40,452	$101,588	$(63,225)	$38,363
Customer relationships	3-10 years	323,164	(114,387)	208,777	245,325	(83,799)	161,526
Trademarks	3-10 years	69,803	(26,904)	42,899	63,080	(20,893)	42,187
Non-compete agreements	5 years	350	(207)	143	350	(139)	211
		485,707	(193,436)	292,271	410,343	(168,056)	242,287
Intangible assets not subject to amortization:
In-process research and development		—	—	—	3,547	—	3,547
Total intangible assets		$485,707	$(193,436)	$292,271	$413,890	$(168,056)	$245,834

The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of subscriptions and licenses	$12,478	$8,125	$4,981
Amortization of purchased intangibles	41,114	25,601	15,352
Total amortization expense	$53,592	$33,726	$20,333
Amortization expense for the years following December 31, 2022 are estimated as follows:

2023	$50,410
2024	44,636
2025	41,586
2026	33,800
2027	27,076
Thereafter	94,763
$292,271
Note 7: Investments
Investments consist of the following:

	December 31, 2022	December 31, 2021
Cost method investments	$22,174	$6,438
Equity method investments	96	—
Total investments	$22,270	$6,438
Cost Method Investments
Through iTwin Ventures, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. In July 2022, the Company acquired an equity interest in Teralytics Holdings AG, a global platform company for human mobility analysis, via contribution of its Streetlytics mobility data business (“Streetlytics”) and cash. The transaction resulted in an insignificant gain from the divestiture of Streetlytics, which was recorded in Other income, net in the consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, the investment in Teralytics was $11,130. The Company invested a total of $15,107, including the contribution of Streetlytics, for the year ended December 31, 2022, and $2,781 for the year ended December 31, 2021.
Equity Method Investments
The Company is party to joint ventures, which are accounted for using the equity method. For the years ended December 31, 2022 and 2021, the Company invested $2,343 and $1,300, respectively.

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles, and the Company’s finance lease consists of computer equipment. The finance lease expired during the second quarter of 2022 and was not material for the periods presented. As of December 31, 2022, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost (1)	$20,772	$19,425	$18,194
Variable lease cost	4,658	4,151	3,881
Short-term lease cost	16	21	399
Total operating lease cost	$25,446	$23,597	$22,474

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $20,027, $18,636, and $17,417 for the years ended December 31, 2022, 2021, and 2020, respectively.
Supplemental operating cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating leases included in operating cash flows	$19,587	$19,636	$18,384
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$10,722	$12,842	$15,522

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $1,237, $12,095, and $2,529 for the years ended December 31, 2022, 2021, and 2020, respectively.
The weighted average remaining lease term for operating leases was 3.9 years and 4.1 years as of December 31, 2022 and 2021, respectively. The weighted average discount rate was 3.4% and 2.5% as of December 31, 2022 and 2021, respectively.

Maturities of operating lease liabilities are as follows:

December 31, 2022
2023	$16,057
2024	10,649
2025	7,542
2026	5,064
2027	2,932
Thereafter	3,577
Total future lease payments	45,821
Less: Imputed interest	(3,479)
Total operating lease liabilities	$42,342
As of December 31, 2022, the Company had additional operating lease minimum lease payments of $2,669 for executed leases that have not yet commenced, primarily for office locations.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	December 31,
	2022	2021
CSS deposits	$201,082	$162,046
Accrued compensation	40,296	37,725
Accrued benefits	35,493	36,656
Due to customers	13,720	12,798
Accrued indirect taxes	9,766	7,520
Accrued acquisition stay bonus	9,135	9,461
Employee stock purchase plan contributions	5,230	4,818
Accrued professional fees	4,984	6,940
Accrued cloud provisioning costs	4,224	5,862
Non-contingent consideration from acquisitions	2,434	4,751
Deferred compensation plan liabilities	2,067	7,309
Contingent consideration from acquisitions	1,196	5,382
Other accrued and current liabilities	32,421	22,335
Total accruals and other current liabilities	$362,048	$323,603

Note 10: Long-Term Debt
Long‑term debt consists of the following:

	December 31,
	2022	2021
Bank credit facility:
Revolving loan facility	$345,597	$—
Term loan:
Principal	195,000	200,000
Unamortized debt issuance costs	(396)	(534)
Term loan net carrying value	194,604	199,466
Bank credit facility net carrying value	540,201	199,466
2026 Notes:
Principal	687,830	690,000
Unamortized debt issuance costs	(11,045)	(14,677)
2026 Notes net carrying value	676,785	675,323
2027 Notes:
Principal	575,000	575,000
Unamortized debt issuance costs	(11,290)	(13,797)
2027 Notes net carrying value	563,710	561,203
Total net carrying value	1,780,696	1,435,992
Less: Current portion of long-term debt	(5,000)	(5,000)
Total long-term debt	$1,775,696	$1,430,992
Bank Credit Facility
The Company is party to a Credit Agreement dated December 19, 2017, (as amended from time to time) which provides for an $850,000 senior secured revolving loan facility that matures on November 15, 2025 (the “Credit Facility”). Debt issuance costs are amortized to interest expense through the maturity date.
When the Company amended the Credit Facility on January 25, 2021, to increase the senior secured revolving loan facility and extend the maturity date, the Company performed an extinguishment versus modification assessment on a lender‑by‑lender basis resulting in the write‑off of unamortized debt issuance costs of $353 and the capitalization of fees paid to lenders and third parties of $3,577.
The Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including an $85,000 U.S. Dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. The Company had $150 of letters of credit and surety bonds outstanding as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had $504,253 and $849,850, respectively, available under the Credit Facility.
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

Borrowings under the Credit Facility are guaranteed by all of the Company’s material first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets and 65% of the stock of their directly owned foreign subsidiaries.
The agreement governing the Credit Facility contains customary positive and negative covenants, including restrictions on our ability to pay dividends and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $50,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control. The Credit Facility also contains customary financial covenants, including maximum net leverage ratios. As of December 31, 2022 and 2021, the Company was in compliance with all covenants in its Credit Facility.
Voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part, are permitted at any time, so long as the Company gives notice as required by the Credit Facility. However, if prepayment is made with respect to a LIBOR‑based loan and the prepayment is made on a date other than an interest payment date, the Company must pay customary breakage costs.
Term Loans
On December 22, 2021, the Company amended the Credit Facility to provide for a $200,000 senior secured term loan with a maturity of November 15, 2025 (the “2021 Term Loan”) and included certain other conforming amendments. The 2021 Term Loan requires principal repayment at the end of each calendar quarter. Beginning with March 31, 2022 and ending with December 31, 2023, the Company is required to repay $1,250 per quarter. Beginning with March 31, 2024 and ending with the last such date prior to the maturity date, the Company is required to repay $2,500 per quarter. The Company incurred $540 of debt issuance costs related to the 2021 Term Loan. The Company used borrowings under the 2021 Term Loan to pay down borrowings under the swingline sub‑facility and revolving loan facility under the Credit Facility.
Under the 2021 Term Loan, the Company may make either Euro currency or non-Euro currency interest rate elections. Interest on the Euro currency borrowings bear a base interest rate of LIBOR, plus a spread ranging from 100 bps to 200 bps as determined by the Company’s net leverage ratio. Under the non-Euro currency elections, the 2021 Term Loan bears a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) LIBOR plus 100 bps, plus a spread ranging from 0 bps to 100 bps as determined by the Company’s net leverage ratio.
Prior to the IPO, on September 2, 2020, the Company amended the Credit Facility to incur a term loan of $125,000 (the “2020 Term Loan”) with a maturity of December 18, 2022. The Company used the proceeds from the 2020 Term Loan and borrowings under the revolving loan facility under the Credit Facility to pay the Special Dividend declared by the Company’s board of directors on August 28, 2020 (see Note 1). The Company incurred $432 of debt issuance costs related to the 2020 Term Loan. In November 2020, the Company used a portion of the net proceeds from the Follow‑On Offering to repay the 2020 Term Loan (see Note 13).

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
During the fourth quarter of 2022, the Company paid $1,998 in cash to repurchase $2,170 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income, net in the consolidated statement of operations for the year ended December 31, 2022. The 2026 Notes were repurchased under the Company’s repurchase program authorization (see Note 13).
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
The 2026 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheets and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.658%.
As of December 31, 2022, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2027 Notes, see the section titled “—2027 Notes” below), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of December 31, 2022 and 2021, the Company was in compliance with all covenants in the 2026 Notes.
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
The 2027 Notes were accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheets and are amortized to interest expense over the term of the 2027 Notes. The effective interest rate for the 2027 Notes is 0.864%.
As of December 31, 2022, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2026 Notes), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of December 31, 2022 and 2021, the Company was in compliance with all covenants in the 2027 Notes.
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
Interest Expense
Interest expense consists of the following:

	Year Ended December 31,
	2022	2021	2020
Bank credit facility:
Revolving loan facility (1)	$15,798	$3,448	$5,680
Term loans (1)	7,413	117	502
Amortization and write-off of deferred debt issuance costs	1,152	1,309	985
	24,363	4,874	7,167
2026 Notes:
0.125% Coupon interest	878	803	—
Amortization of deferred debt issuance costs	3,632	3,378	—
	4,510	4,181	—
2027 Notes:
0.375% Coupon interest	2,186	1,096	—
Amortization of deferred debt issuance costs	2,507	1,268	—
	4,693	2,364	—
Other obligations	1,490	108	50
Total interest expense	$35,056	$11,527	$7,217

(1)The revolving loan facility and term loans weighted average interest rate was 3.84%, 2.03%, and 1.92% for the years ended December 31, 2022, 2021, and 2020, respectively.
Scheduled maturities of long‑term debt are as follows:

December 31, 2022
2023	$5,000
2024	10,000
2025	525,597
2026	687,830
2027	575,000
Total scheduled maturities of long-term debt	$1,803,427

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
On November 2, 2022, the Sustainability Committee of the Company’s board of directors approved an amendment to the Bonus Plan such that with respect to current year payouts and thereafter, one‑third of the Company’s Chief Investment Officer’s allocated percentage interest will be multiplied by a coefficient derived from the performance of the Company’s BSY Investments group (the Company’s executive team focused on portfolio development, mergers and acquisitions, venture capital investing, digital integrator business activities, and various incubating and accelerating business activities). This coefficient is generally determined by calculating the annual increase (or decrease) in value of the BSY Investments portfolio, taking into account applicable fees and an annual hurdle rate, in all cases, as approved by the Company’s nonemployee directors.
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
For the years ended December 31, 2022, 2021, and 2020, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock beginning in the fourth quarter of 2020, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $33,242, $33,454, and $34,340, respectively.

Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s DCP, certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B Common Stock, which are valued for accounting purposes in the same manner as actual shares of Class B Common Stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15).
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
While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B Common Stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the year ended December 31, 2021, the Company reclassified cumulative compensation cost of $4,739 from Additional paid-in capital to Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheet and recognized a compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statement of operations to record the reallocated deferred compensation plan liabilities at their fair value of $95,460.
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
Deferred compensation plan income was $15,782 for the year ended December 31, 2022. Deferred compensation plan expense was $95,046, and $177 for the years ended December 31, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021, and 2020, DCP elective participant deferrals were $6,580, $2,619, and $3,530, respectively. No discretionary contributions were made to the DCP during the years ended December 31, 2022, 2021, and 2020. Pursuant to the terms of the DCP, in connection with the Special Dividend (see Note 1) declared on August 28, 2020, participants received 2,709,851 phantom shares in lieu of the Special Dividend. As of December 31, 2022 and 2021, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 21,587,831 and 25,384,449, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
Accruals and other current liabilities	$2,067	$7,309
Deferred compensation plan liabilities	77,014	94,890
Total DCP liabilities	$79,081	$102,199

Other Plans
The Company maintains a qualified 401(k) profit‑sharing plan (the “401(k) Plan”) for the benefit of substantially all U.S.‑based full‑time colleagues. The Company may make discretionary profit‑sharing contributions to the 401(k) Plan. Effective January 1, 2022, the Company matches 50%, up to a maximum of 6% of “qualified cash compensation” for each eligible participating colleague. For the years ended December 31, 2021 and 2020, the Company matched 50%, up to a maximum of 5% of “qualified cash compensation” for each eligible participating colleague. The Company’s matching contributions to the 401(k) Plan were $4,933, $4,114, and $3,583, for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company also maintains various retirement benefit plans (primarily defined contribution plans) for colleagues of its international subsidiaries. The Company’s contributions to these plans were $11,803, $10,729, and $7,347, for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Follow-On Public Offering
On November 17, 2020, the Company completed its Follow‑On Offering of 11,500,000 shares of Class B Common Stock at a public offering price of $32.00 per share. The Company sold 9,603,965 shares of Class B Common Stock (inclusive of 1,500,000 shares sold upon the exercise by the underwriters of their option to purchase additional shares of the Company’s Class B Common Stock). The selling stockholders sold 1,896,035 shares of Class B Common Stock. The Company received net proceeds of $294,429 after deducting expenses of $12,898. The Company did not receive any of the proceeds from the sale of the Class B Common Stock sold by the selling stockholders. Expenses associated with the Follow‑On Offering included certain non‑recurring costs, consisting of the payment of underwriting discounts and commissions applicable to the sale of shares by the Company, professional fees, and other expenses. The Company agreed to pay certain expenses in connection with the Follow‑On Offering on behalf of the selling stockholders and made an accounting policy election to offset these expenses against the Follow‑On Offering proceeds. The Follow‑On Offering net proceeds were used to repay outstanding borrowings under the 2020 Term Loan and revolving loan facility of the Company’s Credit Facility (see Note 10).
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
BSY Stock Repurchase Program
On May 11, 2022, the Company announced that its board of directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B Common Stock through June 30, 2024. On December 14, 2022, the Company’s board of directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The shares and notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or notes repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B Common Stock and outstanding notes, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares and/or notes to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. For the year ended December 31, 2022, the Company repurchased 896,126 shares for $28,250, and $2,170 aggregate principal amount of our outstanding 2026 Notes for $1,998 (see Note 10). As of December 31, 2022, $169,752 was available under the Company’s board of directors authorization for future repurchases of Class B Common Stock and/or outstanding convertible senior notes under the Repurchase Program.

Common Stock Issuances, Sales, and Repurchases
On June 17, 2021, the Company issued 3,141,342 shares of the Company’s Class B Common Stock pursuant to the acquisition of Seequent (see Note 4).
The Company has a Class B Common Stock Purchase Agreement with a strategic investor (the “Common Stock Purchase Agreement”), pursuant to which the investor was, prior to our IPO, able to acquire in a series of transactions up to $250,000 of the Company’s Class B Common Stock at the then prevailing fair market value, either directly from selling stockholders, in which case the Company would act as pass through agent, or by funding the Company’s repurchase and subsequent sale to the investor of shares acquired by the Company from existing Company stockholders. The Company had the right to retain a portion of the shares that would otherwise be sold to the investor. As of December 31, 2020, the investor reached the maximum purchase amount of $250,000 and, subsequent to our IPO, no longer had the right to acquire shares in repurchase transactions.
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
For the year ended December 31, 2022, the Company issued 2,613,659 shares of Class B Common Stock to colleagues who exercised their stock options, net of 397,501 shares withheld at exercise to pay for the cost of the stock options, as well as for $9,188 of applicable income tax withholdings. The Company received $8,338 in proceeds from the exercise of stock options.
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
For the year ended December 31, 2022, the Company issued 185,178 shares of Class B Common Stock related to the exercise of acquisition options (see Note 15), net of 714,822 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.
For the years ended December 31, 2022 and 2021, the Company issued 445,050 and 238,755 shares of Class B Common Stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 569,166 shares awarded for the year ended December 31, 2022, 124,116 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,197. Of the total 407,473 shares awarded for the year ended December 31, 2021, 168,718 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $8,739.

For the years ended December 31, 2022, 2021, and 2020, the Company issued 3,541,375, 2,378,645, and 3,081,607 shares of Class B Common Stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the year ended December 31, 2022 totaled 4,041,707 shares of which 500,332 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246. The distribution in shares for the year ended December 31, 2021 totaled 3,820,099 shares of which 1,441,454 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $69,007. The distribution in shares for the year ended December 31, 2020 totaled 3,352,931 shares of which 271,324 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $4,625.
For the years ended December 31, 2022 and 2021, the Company did not repurchase shares from its profit‑sharing plan. The Company repurchased 549,834 shares from its profit‑sharing plan for $6,970 for the year ended December 31, 2020.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount (1)
2022:
Fourth quarter	$0.03	$8,730
Third quarter	0.03	8,592
Second quarter	0.03	8,678
First quarter	0.03	8,353
Total	$0.12	$34,353
2021:
Fourth quarter	$0.03	$8,461
Third quarter	0.03	8,485
Second quarter	0.03	8,372
First quarter	0.03	8,219
Total	$0.12	$33,537
2020:
Fourth quarter	$0.03	$8,270
Third quarter (2)	1.53	400,311
Second quarter	0.03	7,771
First quarter	0.03	7,666
Total	$1.62	$424,018

(1)Includes declared dividends for certain restricted stock awards and restricted stock units, and are net of forfeitures.
(2)As discussed in Note 1, on August 28, 2020, the Company’s board of directors declared a Special Dividend of $1.50 per share of the Company’s common stock ($392,489 in the aggregate).
Dividends Declared Subsequent to December 31, 2022
In January 2023, the Company declared cash dividends of $0.05 per share payable on March 7, 2023 to all stockholders of record of Class A and Class B Common Stock as of the close of business on February 21, 2023.

Global Employee Stock Purchase Plan
Effective September 22, 2020, the Company’s board of directors and its stockholders adopted and approved the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible colleagues of the Company with an opportunity to contribute up to 15% of their eligible compensation toward the purchase of the Company’s Class B Common Stock at a discounted price, up to a maximum of $25 per year and subject to any other plan limitations. The ESPP has 25,000,000 shares of Class B Common Stock reserved for issuance. As of December 31, 2022, shares of Class B Common Stock available for future issuance under the ESPP were 24,587,878. The ESPP has been implemented by means of consecutive offering periods, with the first offering period commencing on the first trading day on or after January 1, 2021 and ending on the last trading day on or before June 30, 2021. Unless otherwise determined by the board of directors, offering periods will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B Common Stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B Common Stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the purchase period).
During the year ended December 31, 2022, colleagues who elected to participate in the ESPP purchased a total of 307,406 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $10,335. Of the total 314,471 shares purchased, 7,065 shares were sold back to the Company to pay for applicable income tax withholdings of $273. During the year ended December 31, 2021, colleagues who elected to participate in the ESPP purchased a total of 104,716 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $3,846. Of the total 111,486 shares purchased, 6,770 shares were sold back to the Company to pay for applicable income tax withholdings of $438. During the year ended December 31, 2020, no shares were issued under the ESPP. As of December 31, 2022 and 2021, $5,230 and $4,818 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2019	$(22,908)	$(1,019)	$(23,927)
Other comprehensive (loss) income, before taxes	(2,311)	6	(2,305)
Tax expense	—	(1)	(1)
Other comprehensive (loss) income, net of taxes	(2,311)	5	(2,306)
Balance, December 31, 2020	(25,219)	(1,014)	(26,233)
Other comprehensive (loss) income, before taxes	(65,648)	151	(65,497)
Tax expense	—	(44)	(44)
Other comprehensive (loss) income, net of taxes	(65,648)	107	(65,541)
Balance, December 31, 2021	(90,867)	(907)	(91,774)
Other comprehensive income, before taxes	1,459	820	2,279
Tax expense	—	(245)	(245)
Other comprehensive income, net of taxes	1,459	575	2,034
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)

Note 15: Equity Awards and Instruments
Effective September 22, 2020, the Company adopted and approved the 2020 Incentive Award Plan. The 2020 Incentive Award Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company. The 2020 Incentive Award Plan provides that the total number of shares of Class B Common Stock that may be issued under the 2020 Incentive Award Plan is 25,000,000 (the “Absolute Share Limit”). Effective December 31, 2021, the board of directors amended the 2020 Incentive Award Plan to eliminate a provision that automatically increased the Absolute Share Limit on the first day of each fiscal year in an amount equal to the lower of 1% of the total number of shares of Class B Common Stock outstanding on the last day of the immediately preceding fiscal year and a lower number of shares of Class B Common Stock as determined by the Company’s board of directors. For fiscal year 2021, the board of directors determined that the increase to the Absolute Share Limit would be set at zero. The 2020 Incentive Award Plan terminates in September 2030. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Incentive Award Plan. As of December 31, 2022, equity awards available for future grants under the 2020 Incentive Award Plan were 22,127,401.
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
Stock-Based Compensation Expense
Total stock‑based compensation expense consists of the following:

	Year Ended December 31,
	2022	2021	2020
Restricted stock and RSUs expense (1)	$40,754	$19,917	$4,248
Bonus Plan expense (see Note 11)	28,571	23,121	6,524
ESPP expense (see Note 13)	2,890	2,118	—
Stock option expense	2,150	3,271	6,858
Stock grants expense	450	445	319
DCP elective participant deferrals expense (2) (see Note 12)	391	173	—
IPO vested restricted stock and RSU expense	—	—	15,102
Total stock-based compensation expense (3)	$75,206	$49,045	$33,051

(1)Includes acquisition‑related shares for the years ended December 31, 2022 and 2021 (see Note 4).
(2)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(3)As of December 31, 2022 and 2021, $7,300 and $6,749 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of subscriptions and licenses	$2,781	$1,442	$960
Cost of services	2,055	1,257	2,939
Research and development	27,209	19,740	12,105
Selling and marketing	8,898	5,980	6,692
General and administrative	34,263	20,626	10,355
Total stock-based compensation expense	$75,206	$49,045	$33,051

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
The Company did not grant stock options during the years ended December 31, 2022 and 2021. Stock options granted during the year ended December 31, 2020 were forfeited as of December 31, 2020.
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2021	6,917,925	$5.26
Exercised	(3,011,160)	4.86
Forfeited and expired	(112,250)	5.65
Outstanding, December 31, 2022	3,794,515	$5.57	0.9	$119,096
Exercisable, December 31, 2022	2,849,765	$5.52	0.8	$89,600

For the years ended December 31, 2022, 2021, and 2020, the Company received cash proceeds of $8,338, $5,605, and $9,128, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2022, 2021, and 2020 was $101,643, $270,614, and $72,275, respectively.
As of December 31, 2022, there was $349 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.2 years.
Acquisition Options — In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B Common Stock. The options had a five‑year term, were exercisable on March 27, 2022, and had an initial exercise price of $6.805 per share. The options had a four‑year service condition, which was incorporated into the Company’s Call rights. The exercise price of the options was subject to a cap and collar adjustment mechanism that automatically reduces (but not to less than $0.01) or increases the exercise price based on the difference between the exercise price and the fair market value of the Company’s Class B Common Stock on the exercise date. The fair value of the awards was estimated on the date of grant using the Black‑Scholes option pricing model. The grant date fair value of each option was $3.44. Any shares of Class B Common Stock acquired upon exercise of the options were generally entitled to the Put and Call rights summarized above under “Stock Options,” and the options contain customary adjustment provisions in case of stock splits, stock dividends, or other corporate transactions. Upon the completion of the IPO, the Put and Call provisions, as well as the incorporated service condition, of the Company’s acquisition options terminated automatically and as such, the Company accelerated $1,548 of previously unrecognized stock‑based compensation associated with these options for the year ended December 31, 2020. The Company recorded a total of $2,012 of stock‑based compensation expense associated with these options for the year ended December 31, 2020. During the year ended December 31, 2022, 900,000 options were exercised. No acquisition options remain outstanding as of December 31, 2022.

Restricted Stock and RSUs
The fair value of restricted stock and RSUs is determined by the product of the number of shares granted and the Company’s common stock price (as described above) on the grant date.
The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-		Performance-		Weighted	Weighted
	Total		Based		Based		Average	Average
	Restricted		Restricted		Restricted		Grant Date	Grant Date
	Stock		Stock		Stock		Fair Value	Fair Value
	and RSUs		and RSUs		and RSUs		Per Share	Per Share
Unvested, December 31, 2021	1,708,545		1,611,862		96,683	(4)	$32.81	$49.93
Granted	2,140,710	(1)	1,777,937	(3)	362,773	(5)	38.18	38.21
Vested	(600,382)		(509,212)		(91,170)	(4)	30.48	49.93
Forfeited and canceled	(180,022)		(174,509)		(5,513)		34.29	49.93
Unvested, December 31, 2022	3,068,851	(2)	2,706,078		362,773		$36.67	$38.21

(1)For the year ended December 31, 2022, the Company only granted RSUs.
(2)Includes 61,644 RSUs which are expected to be settled in cash.
(3)Includes 199,076 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vest on January 31, 2025.
(4)Relates to the 2021 annual performance period. Total stock‑based compensation expense associated with these awards was fully recognized as of December 31, 2021.
(5)Primarily relates to the 2022 annual performance period, except for 185,186 performance‑based RSUs granted during the year ended December 31, 2022 with extraordinary terms, which are described below.
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s Adjusted EBITDA margin equals or exceeds the relevant target level for such year. Provided Adjusted EBITDA margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in annualized recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services. Final actual vesting will be determined on January 31, 2025.
During the year ended December 31, 2022, the Company granted performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals related to the 2022 annual performance period. Provided Adjusted EBITDA margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in annualized recurring revenues, as well as actual bookings for perpetual licenses and non‑recurring services. The on‑target number of performance‑based RSUs granted is 126,426. To the extent performance exceeds the applicable targets for 2022, these grantees could earn a maximum of 125% of the number of on‑target annual performance‑based RSUs granted or 158,032 performance‑based RSUs.

In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the years ended December 31, 2022, 2021, and 2020, 10,888, 10,864, and 9,831 shares, respectively, were delivered to colleagues, and 30, 45, and 3,030 additional shares, respectively, were earned as a result of dividends. As of December 31, 2022, 2021, and 2020, 9,363, 20,221, and 31,040 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $38.18 and $52.48, for the years ended December 31, 2022 and 2021, respectively. The weighted average grant date fair value of restricted stock and RSUs granted was $16.03 for the year ended December 31, 2020.
For the years ended December 31, 2022, 2021, and 2020, restricted stock and RSUs were issued net of 112,698, 125,825, and 339,833 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $4,491, $7,293, and $7,951, respectively.
As of December 31, 2022, there was $77,573 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.8 years. There was no remaining unrecognized compensation expense related to unvested performance‑based restricted stock. As of December 31, 2022, there was $5,880 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.1 years.
Stock Grants
The fair value of stock grants is determined by the product of the number of fully vested Class B Common Stock granted and the Company’s common stock price on the grant date. The total expense related to stock grants is recognized on the grant date as the issued awards are fully vested.
For the years ended December 31, 2022, 2021, and 2020, the Company granted 13,632, 7,824, and 21,956 fully vested shares of Class B Common Stock, respectively, with a fair value of $450, $450, and $319, respectively.
ESPP
The ESPP is considered a compensatory plan as it provides eligible colleagues an option to purchase shares of the Company’s Class B Common Stock for 85% of the lower of the price of the first day of the offering period or the last day of the offering period (i.e., the purchase date).
The fair value of each purchase right under the ESPP was calculated as the sum of its components, which includes the discount, a six‑month call option, and a six‑month put option. The call and put options were valued using the Black‑Scholes option pricing model. Stock‑based compensation expense is recognized ratably over the respective offering period.

Note 16: Income Taxes
The components of Income before income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic	$98,188	$(14,544)	$61,470
International	100,087	107,873	106,150
Income before income taxes	$198,275	$93,329	$167,620
The (Provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(2,307)	$770	$(11,094)
State	(1,387)	163	(3,597)
Foreign	(22,715)	(17,230)	(7,688)
	(26,409)	(16,297)	(22,379)
Deferred:
Federal	3,547	15,182	(5,194)
State	60	3,660	(1,272)
Foreign	1,519	903	(9,780)
	5,126	19,745	(16,246)
(Provision) benefit for income taxes	$(21,283)	$3,448	$(38,625)
A reconciliation of the U.S. statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0	(2.7)	2.9
Stock-based compensation	(21.4)	(52.5)	(5.2)
Non-deductible officer compensation	11.0	36.6	4.6
Tax credits	(2.9)	(6.1)	(2.1)
Withholding taxes	2.8	5.8	2.0
Foreign tax rate differential	(2.0)	(6.9)	(4.0)
Net tax on foreign earnings (GILTI/FDII/FTC)	0.9	—	0.5
Transaction costs	0.5	3.9	—
Income tax reserves	(0.1)	0.1	(0.5)
Permanent book/tax differences	—	(1.0)	(0.6)
Expenses associated with IPO	—	—	3.3
Other	(0.1)	(1.9)	1.1
Effective income tax rate	10.7%	(3.7)%	23.0%

For the year ended December 31, 2022, the effective tax rate was higher as compared to the year ended December 31, 2021, primarily due to the 2021 effective tax rate impact, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value (see Note 12). For the years ended December 31, 2022, 2021, and 2020, the Company recognized tax benefits of $20,501, $14,890, and $954, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions. The effective tax rate for the year ended December 31, 2021 was lower as compared to the year ended December 31, 2020 primarily due to the tax benefits noted above.
The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2022	2021
Deferred tax assets:
Accrued compensation	$35,298	$39,125
Net operating loss (“NOL”) and credit carryforwards	14,960	28,698
Convertible debt and 163(j) limitation	13,349	15,682
Lease liabilities	8,920	10,540
Other accruals not currently deductible	1,122	2,006
Allowance for doubtful accounts	1,856	918
Deferred revenues	2,914	—
Other	2,383	1,851
Total deferred tax assets	80,802	98,820
Less: Valuation allowance	(3,321)	(1,899)
Net deferred tax assets	77,481	96,921
Deferred tax liabilities:
Intangible assets including goodwill	(51,994)	(70,316)
Operating lease right-of-use assets	(8,381)	(10,196)
Deferred revenues	—	(3,421)
Prepaid expenses	(2,877)	(2,739)
Unrealized gains and losses	(9,422)	(2,387)
Property and equipment	(3,406)	(1,500)
Total deferred tax liabilities	(76,080)	(90,559)
Net deferred tax assets (liabilities)	$1,401	$6,362
The Company had deferred tax assets for tax credits and net operating losses, net of unrecognized tax positions, primarily related to:

Jurisdiction:	December 31, 2022	Begin to Expire
U.S. Federal NOL	$1,963	Indefinite
U.S. Federal research and development credits	592	2035
U.S. Federal foreign tax credits	267	2029
U.S. State NOL	676	2031
U.S. State research and development credits	416	2030
United Kingdom (“U.K.”) NOL	6,864	Indefinite
U.K. research and development credits	526	Indefinite
Canadian research and development credit	1,551	2029

As of December 31, 2022 and 2021, the Company recorded a valuation allowance against net deferred tax assets related to NOLs and tax attributes in certain jurisdictions of $3,321 and $1,899, respectively. During the year ended December 31, 2022, the Company increased the valuation allowance by $1,422, which was primarily related to the increase in the outside basis difference on equity method investments.
During the year ended December 31, 2022, the Company repatriated $150,000 of undistributed previously taxed earnings generated by its foreign subsidiaries to the U.S. The repatriations were used to fund the acquisition of Power Line Systems (see Note 4). The cash repatriations did not have a material impact on Provision for income taxes for the year ended December 31, 2022.
We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. No additional provision has been made for U.S. and non‑U.S. income taxes on the undistributed earnings of subsidiaries that are expected to be indefinitely reinvested. As of December 31, 2022, certain subsidiaries had approximately $439,845 of cumulative undistributed earnings that have been deemed permanently reinvested. A liability could arise if our intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$1,331	$1,223	$1,763
Increases for tax positions of prior years	—	160	1,436
Decreases for tax positions of prior years	(121)	(42)	—
Increases for tax positions related to the current year	—	—	—
Decreases relating to settlements with taxing authorities	(35)	—	(1,723)
Reductions as a result of lapse of the statute of limitations	(265)	(10)	(253)
Gross unrecognized tax benefits, end of year	$910	$1,331	$1,223
As of December 31, 2022, 2021, and 2020, the Company had total unrecognized tax benefits including interest and penalties of $1,194, $1,704, and $1,495, respectively, of which $1,181, $1,273, and $1,175, respectively, would impact the Company’s effective tax rate if recognized. The Company records accrued interest and penalties, where applicable, related to unrecognized tax benefits as part of the (Provision) benefit for income taxes. Interest expense and penalties related to unrecognized tax benefits resulted in a (decrease) increase of the (Provision) benefit for income taxes of $(89), $101, $(20) for the years ended December 31, 2022, 2021, and 2020, respectively. The cumulative accrued interest and penalties related to unrecognized tax benefits were $284, $373, and $272 as of December 31, 2022, 2021, and 2020, respectively.
The Company is subject to income tax in the U.S., as well as numerous state and foreign jurisdictions. The Company is currently under audit in the U.K. for years 2018 through 2021. In addition, the Company is under audit in various other foreign taxing jurisdictions that are not material to the consolidated financial statements. The Company’s U.S. consolidated federal income tax returns for years 2019 through 2022 may be subject to examination by the Internal Revenue Service. The Company also may be subject to examination by other significant jurisdictions, including the Irish Revenue Commissioners for Irish tax purposes for years 2018 through 2022 and by the Inland Revenue Department for New Zealand Tax purposes for years 2018 through 2022.

Note 17: Fair Value of Financial Instruments
Fair Value
The Company’s financial instruments include cash equivalents, account receivables, certain other assets, accounts payable, accruals, certain other current and long‑term liabilities, and long‑term debt.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of December 31, 2022 and 2021:
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
Interest rate swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates from the U.S. Dollar one‑month LIBOR yield curve. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-term debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of December 31, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $622,431 and $470,856, respectively. As of December 31, 2021, the estimated fair value of the 2026 Notes and 2027 Notes was $720,284 and $531,915, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
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
Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19	$—	$—	$19
Interest rate swap (2)	—	37,200	—	37,200
Total assets	$19	$37,200	$—	$37,219
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$1,196	$1,196
Deferred compensation plan liabilities (4)	79,081	—	—	79,081
Cash-settled equity awards (5)	536	—	—	536
Total liabilities	$79,617	$—	$1,196	$80,813

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21	$—	$—	$21
Interest rate swap (2)	—	10,117	—	10,117
Total assets	$21	$10,117	$—	$10,138
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$6,613	$6,613
Deferred compensation plan liabilities (4)	102,199	—	—	102,199
Cash-settled equity awards (5)	353	—	—	353
Total liabilities	$102,552	$—	$6,613	$109,165

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Other liabilities, except for current liabilities of $1,196 and $5,382 as of December 31, 2022 and 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets. Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.
(4)Included in Deferred compensation plan liabilities, except for current liabilities of $2,067 and $7,309 as of December 31, 2022 and 2021, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.

The following is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$6,613	$4,299
Payments	(5,261)	(2,371)
Addition	1,390	4,544
Change in fair value	(1,427)	294
Foreign currency translation adjustments	(119)	(153)
Balance, end of year	$1,196	$6,613
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of December 31, 2022, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $14,981 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	December 31,
	2022	2021
Americas (1)	$164,729	$99,500
EMEA	32,372	44,730
APAC	167,670	184,245
Total long-lived assets	$364,771	$328,475

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Interest Expense, Net
Interest expense, net consists of the following:

	Year Ended December 31,
	2022	2021	2020
Interest expense (see Note 10)	$(35,056)	$(11,527)	$(7,217)
Interest income	421	306	437
Interest expense, net	$(34,635)	$(11,221)	$(6,780)
Note 21: Other Income, Net
Other income, net consists of the following:

	Year Ended December 31,
	2022	2021	2020
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$27,083	$9,770	$347
Foreign exchange (1)	(9,901)	827	22,919
Sale of aircraft (see Note 5)	2,029	—	—
Change in fair value of acquisition contingent consideration	1,427	(550)	1,340
Payments related to interest rate swap	1,947	(1,270)	(696)
Other income, net	1,713	1,184	340
Total other income, net	$24,298	$9,961	$24,250

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. Dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. Dollars resulted in unrealized foreign exchange (losses) gains of $(7,369), $(779) and $22,310 for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 22: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of December 31, 2022, 2021, and 2020, there were 362,773, 96,683, and 149,754 participating securities outstanding, respectively.
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
For the Company’s diluted net income per share numerator, interest expense, net of tax, attributable to the assumed conversion of the convertible senior notes is added back to basic net income attributable to common stockholders. For the Company’s diluted net income per share denominator, the basic weighted average number of shares is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP, and by the dilutive effect of the assumed conversion of the convertible senior notes. Diluted net income per share attributable to common stockholders is computed by dividing diluted net income attributable to common stockholders by the weighted average number of fully diluted common shares.

Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, net income per share would not differ under the two‑class method.
The details of basic and diluted net income per share are as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$174,780	$93,192	$126,521
Less: Net income attributable to participating securities	(42)	(9)	(234)
Net income attributable to Class A and Class B common stockholders, basic	174,738	93,183	126,287
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	6,810	—	—
Net income attributable to Class A and Class B common stockholders, diluted	$181,548	$93,183	$126,287

Denominator:
Weighted average shares, basic	309,226,677	305,711,345	289,863,272
Dilutive effect of stock options, restricted stock, and RSUs	4,705,172	8,791,084	9,507,857
Dilutive effect of ESPP	166,606	108,385	—
Dilutive effect of assumed conversion of convertible senior notes	17,666,703	—	—
Weighted average shares, diluted	331,765,158	314,610,814	299,371,129

Net income per share, basic	$0.57	$0.30	$0.44
Net income per share, diluted	$0.55	$0.30	$0.42
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Year Ended December 31,
	2022	2021	2020
RSUs	718,105	150,017	—
Convertible senior notes	—	13,474,580	—
Total anti-dilutive securities	718,105	13,624,597	—