Form 10-Q
period 2023-03-31
BENTLEY SYSTEMS INC
filed 2023-05-09
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 2, 2023, the registrant had 11,601,757 shares of Class A and 281,770,044 shares of Class B Common Stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward‑looking statements. All statements contained in this report other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy, and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “could,” “would,” “seeks,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as well as statements regarding our focus for the future, are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations, projections, and assumptions about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements. The forward‑looking statements, as well as our report as a whole, are subject to risks and uncertainties.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$93,567	$71,684
Accounts receivable	285,192	296,376
Allowance for doubtful accounts	(8,036)	(9,303)
Prepaid income taxes	21,169	18,406
Prepaid and other current assets	39,849	38,732
Total current assets	431,741	415,895
Property and equipment, net	33,038	32,251
Operating lease right-of-use assets	38,946	40,249
Intangible assets, net	283,969	292,271
Goodwill	2,247,797	2,237,184
Investments	32,010	22,270
Deferred income taxes	52,484	52,636
Other assets	68,037	72,249
Total assets	$3,188,022	$3,165,005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,781	$15,176
Accruals and other current liabilities	420,935	362,048
Deferred revenues	234,775	226,955
Operating lease liabilities	14,147	14,672
Income taxes payable	14,862	4,507
Current portion of long-term debt	6,250	5,000
Total current liabilities	719,750	628,358
Long-term debt	1,668,781	1,775,696
Deferred compensation plan liabilities	80,674	77,014
Long-term operating lease liabilities	26,651	27,670
Deferred revenues	15,972	16,118
Deferred income taxes	46,564	51,235
Income taxes payable	8,127	8,105
Other liabilities	7,313	7,355
Total liabilities	2,573,832	2,591,551
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,601,757 shares as of March 31, 2023 and December 31, 2022, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 279,899,514 and 277,412,730 shares as of March 31, 2023 and December 31, 2022, respectively	2,915	2,890
Additional paid-in capital	1,060,842	1,030,466
Accumulated other comprehensive loss	(89,374)	(89,740)
Accumulated deficit	(360,897)	(370,866)
Non-controlling interest	704	704
Total stockholders’ equity	614,190	573,454
Total liabilities and stockholders’ equity	$3,188,022	$3,165,005

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Subscriptions	$277,845	$241,233
Perpetual licenses	9,547	10,205
Subscriptions and licenses	287,392	251,438
Services	27,019	24,079
Total revenues	314,411	275,517
Cost of revenues:
Cost of subscriptions and licenses	40,931	33,727
Cost of services	26,253	22,058
Total cost of revenues	67,184	55,785
Gross profit	247,227	219,732
Operating expense (income):
Research and development	67,800	61,273
Selling and marketing	52,141	45,945
General and administrative	46,807	51,154
Deferred compensation plan	4,146	(5,138)
Amortization of purchased intangibles	10,548	9,906
Total operating expenses	181,442	163,140
Income from operations	65,785	56,592
Interest expense, net	(11,092)	(6,748)
Other income, net	289	10,347
Income before income taxes	54,982	60,191
Provision for income taxes	(9,492)	(3,231)
Loss from investments accounted for using the equity method, net of tax	—	(572)
Net income	$45,490	$56,388
Per share information:
Net income per share, basic	$0.15	$0.18
Net income per share, diluted	$0.14	$0.18
Weighted average shares, basic	310,758,802	307,969,672
Weighted average shares, diluted	331,251,884	331,330,256

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$45,490	$56,388
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	340	16,437
Actuarial gain on retirement plan, net of tax effect of $(6) and $(5), respectively	26	13
Total other comprehensive income, net of taxes	366	16,450
Comprehensive income	$45,856	$72,838

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$704	$573,454
Net income	—	—	—	—	45,490	—	45,490
Other comprehensive income	—	—	—	366	—	—	366
Dividends declared	—	—	—	—	(14,522)	—	(14,522)
Shares issued in connection with deferred compensation plan, net	1,052,738	11	(11)	—	(13,626)	—	(13,626)
Deferred compensation plan elective participant deferrals	—	—	1,533	—	—	—	1,533
Shares issued in connection with executive bonus plan, net	79,804	1	5,483	—	(2,425)	—	3,059
Shares issued in connection with employee stock purchase plan, net	153,381	1	4,556	—	(222)	—	4,335
Stock option exercises, net	928,300	9	4,193	—	(1,701)	—	2,501
Stock-based compensation expense	—	—	14,625	—	—	—	14,625
Shares related to restricted stock, net	272,561	3	(3)	—	(3,025)	—	(3,025)
Balance, March 31, 2023	291,501,271	$2,915	$1,060,842	$(89,374)	$(360,897)	$704	$614,190

	Three Months Ended March 31, 2022
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2021	282,526,719	$2,825	$937,805	$(91,774)	$(439,634)	$—	$409,222
Net income	—	—	—	—	56,388	—	56,388
Other comprehensive income	—	—	—	16,450	—	—	16,450
Dividends declared	—	—	—	—	(8,353)	—	(8,353)
Shares issued in connection with deferred compensation plan, net	809,751	8	—	—	(24,254)	—	(24,246)
Deferred compensation plan elective participant deferrals	—	—	669	—	—	—	669
Shares issued in connection with executive bonus plan, net	72,105	1	4,995	—	(2,192)	—	2,804
Shares issued in connection with employee stock purchase plan, net	109,749	1	4,610	—	(121)	—	4,490
Stock option exercises, net	1,401,249	14	2,754	—	(7,651)	—	(4,883)
Acquisition option exercises, net	149,855	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	6,667	—	—	—	6,667
Shares related to restricted stock, net	64,665	1	(1)	—	(1,555)	—	(1,555)
Balance, March 31, 2022	285,134,093	$2,851	$957,498	$(75,324)	$(427,372)	$—	$457,653

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$45,490	$56,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,057	17,212
Deferred income taxes	(4,178)	9,042
Stock-based compensation expense	19,484	15,099
Deferred compensation plan	4,146	(5,138)
Amortization of deferred debt issuance costs	1,823	1,778
Change in fair value of derivative	4,489	(12,084)
Foreign currency remeasurement loss	1,018	1,677
Other non-cash items, net	(4,411)	(114)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	15,420	8,691
Prepaid and other assets	12,137	5,718
Accounts payable, accruals, and other liabilities	53,127	26,791
Deferred revenues	1,942	(12,515)
Income taxes payable, net of prepaid income taxes	7,679	(10,814)
Net cash provided by operating activities	176,223	101,731
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(4,284)	(4,176)
Proceeds from sale of aircraft	—	2,380
Acquisitions, net of cash acquired	(10,299)	(695,968)
Purchases of investments	(6,178)	(2,811)
Net cash used in investing activities	(20,761)	(700,575)
Cash flows from financing activities:
Proceeds from credit facilities	117,139	563,912
Payments of credit facilities	(223,124)	(123,696)
Repayments from term loan	(1,250)	(1,250)
Payments of contingent and non-contingent consideration	(249)	(2,721)
Payments of dividends	(14,522)	(8,528)
Proceeds from stock purchases under employee stock purchase plan	4,557	4,611
Proceeds from exercise of stock options	4,202	2,768
Payments for shares acquired including shares withheld for taxes	(20,948)	(35,117)
Other financing activities	(46)	(48)
Net cash (used in) provided by financing activities	(134,241)	399,931
Effect of exchange rate changes on cash and cash equivalents	662	(807)
Increase (decrease) in cash and cash equivalents	21,883	(199,720)
Cash and cash equivalents, beginning of year	71,684	329,337
Cash and cash equivalents, end of period	$93,567	$129,617

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Supplemental information:
Cash paid for income taxes	$6,104	$6,766
Income tax refunds	71	798
Interest paid	10,473	5,296
Non-cash investing and financing activities:
Cost method investment	3,500	—
Deferred, non-contingent consideration, net	525	—
Share-settled executive bonus plan awards	5,484	4,996
Deferred compensation plan elective participant deferrals	1,533	669

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Bentley Systems, Incorporated and its wholly-owned subsidiaries (“Bentley Systems, Incorporated” or the “Company”), and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10‑K. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods indicated. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The December 31, 2022 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the three months ended March 31, 2023, payments related to the Company’s interest rate swap were recognized in Other income (expense), net in the consolidated statements of operations and the corresponding prior period amounts, which were previously recognized in Interest expense, net, were reclassified to conform to the current period presentation. For the three months ended March 31, 2022, the amounts reclassified were not material, and Income before income taxes and Net income in the consolidated statements of operations did not change as a result of these reclassifications.
Note 2: Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No. 2022‑06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting by extending the sunset date of Topic 848 to December 31, 2024. The expedients and exceptions provided by these ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company had no transactions that were impacted by these ASUs during the three months ended March 31, 2023.

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended
	March 31,
	2023	2022
Subscriptions:
Enterprise subscriptions (1)	$103,904	$81,827
SELECT subscriptions	63,343	66,598
Term license subscriptions	110,598	92,808
Subscriptions	277,845	241,233
Perpetual licenses	9,547	10,205
Subscriptions and licenses	287,392	251,438
Services:
Recurring	4,178	4,701
Other	22,841	19,378
Services	27,019	24,079
Total revenues	$314,411	$275,517

(1)Enterprise subscriptions includes revenue attributable to Enterprise 365 (“E365”) subscriptions of $94,331 and $68,598 for the three months ended March 31, 2023 and 2022, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended March 31, 2023 and 2022, the Company recognized $158,024 and $125,225 of license related revenues, respectively, of which $148,477 and $115,020, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% of its total revenues through channel partners for the three months ended March 31, 2023 and 2022.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended
	March 31,
	2023	2022
Americas (1)	$168,345	$154,260
Europe, the Middle East, and Africa (“EMEA”)	92,832	77,480
Asia-Pacific (“APAC”)	53,234	43,777
Total revenues	$314,411	$275,517

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $127,450 and $116,133 for the three months ended March 31, 2023 and 2022, respectively.

Contract Assets and Contract Liabilities

	March 31, 2023	December 31, 2022
Contract assets	$535	$575
Deferred revenues	250,747	243,073
As of March 31, 2023 and December 31, 2022, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of March 31, 2023 and December 31, 2022.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users.
For the three months ended March 31, 2023, $95,979 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $101,577, which were primarily related to new billings and acquisitions. For the three months ended March 31, 2022, $97,005 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $94,522, which were primarily related to new billings and acquisitions.
As of March 31, 2023 and December 31, 2022, the Company has deferred $17,753 and $17,338, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2023, amounts allocated to these remaining performance obligations are $250,747, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.
Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed during
	Three Months Ended
	March 31,
	2023	2022
Number of acquisitions	1	1
Cash paid at closing (1)	$10,299	$715,114
Cash acquired	—	(19,146)
Net cash paid	$10,299	$695,968

(1)Of the cash paid at closing for the three months ended March 31, 2022, $3,000 was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
On January 31, 2022, the Company completed the acquisition of Power Line Systems (“PLS”), a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. The operating results of the acquired businesses were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.

The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Accruals and other current liabilities	$955	$1,196
Contingent consideration from acquisitions	$955	$1,196
The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Accruals and other current liabilities	$2,861	$2,434
Other liabilities	3,061	2,977
Non-contingent consideration from acquisitions	$5,922	$5,411
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for one acquisition completed during the three months ended March 31, 2023 and one acquisition completed during the year ended December 31, 2022. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company’s acquisition expenses were $5,185 and $10,574, respectively, which include costs related to legal, accounting, valuation, insurance, general administrative, and other consulting and transaction fees. For the three months ended March 31, 2022, $9,773 of the Company’s acquisition expenses related to the acquisition of PLS.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Consideration:
Cash paid at closing	$10,299	$763,228
Contingent consideration	—	1,390
Deferred, non-contingent consideration, net	525	749
Other	—	(269)
Total consideration	$10,824	$765,098
Assets acquired and liabilities assumed:
Cash	$—	$20,221
Accounts receivable and other current assets	1,488	8,890
Operating lease right-of-use assets	345	1,237
Property and equipment	—	1,316
Other assets	—	7
Software and technology (weighted average useful life of 3 and 5 years, respectively)	1,300	10,608
Customer relationships (weighted average useful life of 6 and 10 years, respectively)	3,900	82,278
Trademarks (weighted average useful life of 5 and 8 years, respectively)	800	6,972
Total identifiable assets acquired excluding goodwill	7,833	131,529
Accruals and other current liabilities	—	(4,079)
Deferred revenues	(3,953)	(14,176)
Operating lease liabilities	(345)	(1,237)
Deferred income taxes	—	(5,745)
Total liabilities assumed	(4,298)	(25,237)
Net identifiable assets acquired excluding goodwill	3,535	106,292
Goodwill	7,289	658,806
Net assets acquired	$10,824	$765,098
The fair values of the working capital, other assets (liabilities), and property and equipment approximated their respective carrying values as of the acquisition date.
Deferred revenues were determined in accordance with the Company’s revenue recognition policies.
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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $7,289 of the goodwill recorded relating to the 2023 acquisition will be deductible for income tax purposes.

Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2023	December 31, 2022
Land	$2,811	$2,811
Building and improvements	36,216	35,717
Computer equipment and software	56,828	54,636
Furniture, fixtures, and equipment	14,456	14,600
Aircraft	2,038	2,038
Other	156	156
Property and equipment, at cost	112,505	109,958
Less: Accumulated depreciation	(79,467)	(77,707)
Total property and equipment, net	$33,038	$32,251
Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,724 and $2,490, respectively.
Related Party Equipment Sale
In January 2022, the Audit Committee of the Company’s Board of Directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income, net in the consolidated statements of operations for the three months ended March 31, 2022. Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the three months ended March 31, 2023 and 2022. The Company determined this transaction was with a related party.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2022	$2,237,184
Acquisitions	7,289
Foreign currency translation adjustments	4,082
Other adjustments	(758)
Balance, March 31, 2023	$2,247,797

Details of intangible assets other than goodwill are as follows:

		March 31, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$92,960	$(54,588)	$38,372	$92,390	$(51,938)	$40,452
Customer relationships	3-10 years	326,025	(122,414)	203,611	323,164	(114,387)	208,777
Trademarks	3-10 years	70,465	(28,605)	41,860	69,803	(26,904)	42,899
Non-compete agreements	5 years	350	(224)	126	350	(207)	143
Total intangible assets		$489,800	$(205,831)	$283,969	$485,707	$(193,436)	$292,271
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of subscriptions and licenses	$3,187	$3,022
Amortization of purchased intangibles	10,548	9,906
Total amortization expense	$13,735	$12,928
Note 7: Investments
Investments consist of the following:

	March 31, 2023	December 31, 2022
Cost method investments	$31,914	$22,174
Equity method investments	96	96
Total investments	$32,010	$22,270
Cost Method Investments
Through its iTwin Ventures initiative, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non-cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other income, net in the consolidated statements of operations for the three months ended March 31, 2023. In July 2022, the Company acquired an equity interest in Teralytics Holdings AG, a global platform company for human mobility analysis.
During the three months ended March 31, 2023, the Company invested a total of $9,678, including $8,928 of cash and non-cash for our investment in Worldsensing. During the three months ended March 31, 2022, the Company invested a total of $2,111. As of March 31, 2023, our investment balance in Worldsensing and Teralytics Holdings AG was $8,928 and $11,130, respectively. As of December 31, 2022, our investment balance in Teralytics Holdings AG was $11,130.

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of March 31, 2023, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to ten years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost (1)	$4,628	$5,753
Variable lease cost	1,202	1,273
Short-term lease cost	—	5
Total operating lease cost	$5,830	$7,031

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,417 and $5,553 for the three months ended March 31, 2023 and 2022, respectively.
Supplemental operating cash flow and other information related to leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for operating leases included in operating cash flows	$4,710	$5,114
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$2,797	$2,876

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $345 and $1,237 for the three months ended March 31, 2023 and 2022, respectively.
The weighted average remaining lease term for operating leases was 3.8 years and 3.9 years as of March 31, 2023 and December 31, 2022, respectively. The weighted average discount rate was 3.6% and 3.4% as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company had additional minimum operating lease payments of $1,196 for executed leases that have not yet commenced, primarily for office locations.

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Cloud Services Subscription (“CSS”) deposits	$263,975	$201,082
Accrued benefits	41,253	35,493
Accrued compensation	39,467	40,296
Due to customers	14,666	13,720
Accrued indirect taxes	8,761	9,766
Accrued acquisition stay bonus	7,384	9,135
Accrued cloud provisioning costs	3,751	4,224
Accrued professional fees	3,353	4,984
Non-contingent consideration from acquisitions	2,861	2,434
Employee stock purchase plan contributions	2,785	5,230
Deferred compensation plan liabilities	2,133	2,067
Contingent consideration from acquisitions	955	1,196
Other accrued and current liabilities	29,591	32,421
Total accruals and other current liabilities	$420,935	$362,048
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	March 31, 2023	December 31, 2022
Credit facility:
Revolving loan facility due November 2025	$239,613	$345,597
Term loan due November 2025	193,750	195,000
Convertible senior notes due January 2026 (the “2026 Notes”)	687,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(21,162)	(22,731)
Total debt	1,675,031	1,780,696
Less: Current portion of long-term debt	(6,250)	(5,000)
Long-term debt	$1,668,781	$1,775,696

The Company had $150 of letters of credit and surety bonds outstanding as of March 31, 2023 and December 31, 2022 under the credit facility. As of March 31, 2023 and December 31, 2022, the Company had $610,237 and $504,253, respectively, available under the credit facility.
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met.

Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended
	March 31,
	2023	2022
Contractual interest expense	$(9,310)	$(4,047)
Amortization of deferred debt issuance costs	(1,823)	(1,778)
Other interest expense	(188)	(1,005)
Interest income	229	82
Interest expense, net	$(11,092)	$(6,748)
The Company’s revolving loan facility and term loan weighted average interest rate was 6.67% and 2.32% for the three months ended March 31, 2023 and 2022, respectively.
Note 11: Executive Bonus Plan
For the three months ended March 31, 2023 and 2022, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $7,948 and $9,719, respectively.
Note 12: Retirement Plans
Deferred Compensation Plan
Deferred compensation plan expense (income) was $4,146 and $(5,138) for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 and 2022, elective participant deferrals into the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) were $1,533 and $669, respectively. No discretionary contributions were made to the DCP during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 20,231,452 and 21,587,831, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Accruals and other current liabilities	$2,133	$2,067
Deferred compensation plan liabilities	80,674	77,014
Total DCP liabilities	$82,807	$79,081

Note 13: Common Stock
BSY Stock Repurchase Program
On May 11, 2022, the Company announced that its Board of Directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B Common Stock through June 30, 2024. On December 14, 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The shares and notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or notes repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B Common Stock and outstanding notes, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares and/or notes to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. As of March 31, 2023, $169,752 was available under the Company’s Board of Directors authorization for future repurchases of Class B Common Stock and/or outstanding convertible senior notes under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
For the three months ended March 31, 2023, the Company issued 928,300 shares of Class B Common Stock to colleagues who exercised their stock options, net of 73,822 shares withheld at exercise to pay for the cost of the stock options, as well as for $1,701 of applicable income tax withholdings. The Company received $4,202 in proceeds from the exercise of stock options. For the three months ended March 31, 2022, the Company issued 1,401,249 shares of Class B Common Stock to colleagues who exercised their stock options, net of 314,659 shares withheld at exercise to pay for the cost of the stock options, as well as for $7,651 of applicable income tax withholdings. The Company received $2,768 in proceeds from the exercise of stock options.
For the three months ended March 31, 2022, the Company issued 149,855 shares of Class B Common Stock related to the exercise of acquisition options, net of 585,145 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.
For the three months ended March 31, 2023 and 2022, the Company issued 79,804 and 72,105 shares of Class B Common Stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 143,114 shares awarded for the three months ended March 31, 2023, 63,310 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,425. Of the total 128,496 shares awarded for the three months ended March 31, 2022, 56,391 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,192.
For the three months ended March 31, 2023 and 2022, the Company issued 1,052,738 and 809,751 shares of Class B Common Stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the three months ended March 31, 2023 totaled 1,421,471 shares of which 368,733 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $13,626. The distribution in shares for the three months ended March 31, 2022 totaled 1,310,061 shares of which 500,310 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246.

Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2023:
First quarter	$0.05	$14,522
2022:
First quarter	$0.03	$8,353
Global Employee Stock Purchase Plan
During the three months ended March 31, 2023, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 153,381 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $4,557. Of the total 159,377 shares purchased, 5,996 shares were sold back to the Company to pay for applicable income tax withholdings of $222. During the three months ended March 31, 2022, colleagues who elected to participate in the ESPP purchased a total of 109,749 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $4,611. Of the total 112,249 shares purchased, 2,500 shares were sold back to the Company to pay for applicable income tax withholdings of $121. As of March 31, 2023 and December 31, 2022, $2,785 and $5,230 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of March 31, 2023, shares of Class B Common Stock available for future issuance under the ESPP were 24,434,497.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended March 31, 2023 and 2022:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)
Other comprehensive income, before taxes	340	32	372
Tax expense	—	(6)	(6)
Other comprehensive income, net of taxes	340	26	366
Balance, March 31, 2023	$(89,068)	$(306)	$(89,374)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2021	$(90,867)	$(907)	$(91,774)
Other comprehensive income, before taxes	16,437	18	16,455
Tax expense	—	(5)	(5)
Other comprehensive income, net of taxes	16,437	13	16,450
Balance, March 31, 2022	$(74,430)	$(894)	$(75,324)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended
	March 31,
	2023	2022
Restricted stock and restricted stock units (“RSUs”) expense	$13,923	$5,365
Bonus Plan expense (see Note 11)	4,546	8,161
ESPP expense (see Note 13)	575	680
Stock option expense	343	756
DCP elective participant deferrals expense (1) (see Note 12)	97	137
Total stock-based compensation expense (2)	$19,484	$15,099

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of March 31, 2023 and December 31, 2022, $5,213 and $7,300 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of subscriptions and licenses	$1,034	$385
Cost of services	1,007	383
Research and development	5,286	5,395
Selling and marketing	2,870	1,454
General and administrative	9,287	7,482
Total stock-based compensation expense	$19,484	$15,099
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

Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2022	3,794,515	$5.57
Exercised	(1,002,122)	5.46
Forfeited and expired	(7,500)	5.60
Outstanding, March 31, 2023	2,784,893	$5.62	0.7	$104,084
Exercisable, March 31, 2023	2,782,393	$5.62	0.7	$103,991
For the three months ended March 31, 2023 and 2022, the Company received cash proceeds of $4,202 and $2,768, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the three months ended March 31, 2023 and 2022 was $35,076 and $62,025, respectively.
As of March 31, 2023, there was no remaining unrecognized compensation expense related to unvested stock options.
Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B Common Stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business profitability and growth targets, which include growth in annualized recurring revenues (“ARR”), as well as actual bookings for perpetual licenses and non‑recurring services, and certain non‑financial performance targets. Performance targets are generally set for performance periods of one to three years.

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2022	3,068,851		2,706,078	(3)	362,773	(4)	$36.67	$38.21
Granted	1,152,992	(1)	962,574		190,418	(5)	41.09	38.93
Vested	(370,127)		(212,967)		(157,160)		39.37	38.20
Forfeited and canceled	(38,959)		(30,165)		(8,794)		27.23	34.36
Unvested, March 31, 2023	3,812,757	(2)	3,425,520		387,237		37.83	38.65

(1)For the three months ended March 31, 2023, the Company only granted RSUs.
(2)Includes 68,159 RSUs which are expected to be settled in cash.
(3)Includes 199,076 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vest on January 31, 2025.
(4)Primarily relates to the 2022 annual performance period, except for 185,186 performance‑based RSUs granted during the year ended December 31, 2022 with extraordinary terms, which are described below.
(5)Primarily relates to the 2023 annual performance period, except for 13,367 additional shares earned based on the achievement of 2022 performance goals for performance‑based RSUs granted during the year ended December 31, 2022.
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s applicable margin metrics (which, for 2022, was Adjusted EBITDA margin and for 2023 and 2024, will be Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”) margin, excluding the impact of currency exchange fluctuations) also equals or exceeds the relevant target level for such year. Provided that the applicable margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. Final actual vesting will be determined on January 31, 2025. The 2022 Adjusted EBITDA margin target for the performance‑based RSUs was met.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the three months ended March 31, 2023, 7 shares were earned as a result of dividends. During the three months ended March 31, 2022, 10,888 shares were delivered to colleagues and 7 additional shares were earned as a result of dividends. As of March 31, 2023 and December 31, 2022, 9,370 and 9,363 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $40.73 and $39.26, for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 and 2022, restricted stock and RSUs were issued net of 78,993 and 38,955 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $3,025 and $1,555, respectively.

As of March 31, 2023, there was $104,808 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of March 31, 2023, there was $11,651 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.3 years.
Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Income before income taxes	$54,982	$60,191
Provision for income taxes	$9,492	$3,231
Effective tax rate	17.3%	5.4%
For the three months ended March 31, 2023, the effective tax rate was higher primarily due to the decrease in discrete tax benefits recognized in the current year period. For the three months ended March 31, 2023 and 2022, the Company recorded tax benefits of $7,073 and $12,728, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 and Level 3 financial instruments as of March 31, 2023 and December 31, 2022:
Acquisition contingent consideration — The fair value of these liabilities is generally determined using a cost or income approach and is measured based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant.

Interest rate swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates from the U.S. dollar one‑month LIBOR yield curve. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-term debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of March 31, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $644,572 and $487,376, respectively. As of December 31, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $622,431 and $470,856, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred compensation plan liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$6,578	$—	$—	$6,578
Interest rate swap (2)	—	32,711	—	32,711
Total assets	$6,578	$32,711	$—	$39,289
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$955	$955
Deferred compensation plan liabilities (4)	82,807	—	—	82,807
Cash-settled equity awards (5)	823	—	—	823
Total liabilities	$83,630	$—	$955	$84,585

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19	$—	$—	$19
Interest rate swap (2)	—	37,200	—	37,200
Total assets	$19	$37,200	$—	$37,219
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$1,196	$1,196
Deferred compensation plan liabilities (4)	79,081	—	—	79,081
Cash-settled equity awards (5)	536	—	—	536
Total liabilities	$79,617	$—	$1,196	$80,813

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Deferred compensation plan liabilities, except for current liabilities of $2,133 and $2,067 as of March 31, 2023 and December 31, 2022, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(5)Included in Accruals and other current liabilities in the consolidated balance sheets.

The following is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Balance, beginning of year	$1,196	$6,613
Payments	(249)	(5,261)
Addition	—	1,390
Change in fair value	—	(1,427)
Foreign currency translation adjustments	8	(119)
Balance, end of period	$955	$1,196
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitment — In the normal course of business, the Company enters into various purchase commitments for goods and services. As of March 31, 2023, the non‑cancelable future cash purchase commitment for services related to the cloud provisioning of the Company’s software solutions was $5,516 through May 2023. The Company expects to fully consume its contractual commitment in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	March 31, 2023	December 31, 2022
Americas (1)	$163,636	$164,729
EMEA	31,359	32,372
APAC	160,958	167,670
Total long-lived assets	$355,953	$364,771

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended
	March 31,
	2023	2022
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(4,489)	$12,084
Foreign exchange (1)	1,454	(3,071)
Sale of aircraft (see Note 5)	—	2,029
Change in fair value of acquisition contingent consideration (See Note 17)	—	(500)
Receipts (payments) related to interest rate swap	1,920	(294)
Other income, net	1,404	99
Total other income, net	$289	$10,347

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange gains (losses) of $861 and $(764) for the three months ended March 31, 2023 and 2022, respectively.
Note 21: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of March 31, 2023 and 2022, there were 387,237 and 305,785 participating securities outstanding, respectively.
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
For the Company’s diluted net income per share numerator, interest expense, net of tax, attributable to the assumed conversion of the convertible senior notes is added back to basic net income attributable to common stockholders. For the Company’s diluted net income per share denominator, the basic weighted average number of shares is adjusted for the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP, and for the dilutive effect of the assumed conversion of the convertible senior notes. Diluted net income per share attributable to common stockholders is computed by dividing diluted net income attributable to common stockholders by the weighted average number of fully diluted common shares.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A Common Stock and the Company’s Class B Common Stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, net income per share would not differ under the two‑class method.

The details of basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$45,490	$56,388
Less: Net income attributable to participating securities	(19)	(9)
Net income attributable to Class A and Class B common stockholders, basic	45,471	56,379
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,717	1,695
Net income attributable to Class A and Class B common stockholders, diluted	$47,188	$58,074

Denominator:
Weighted average shares, basic	310,758,802	307,969,672
Dilutive effect of stock options, restricted stock, and RSUs	2,844,855	5,542,252
Dilutive effect of ESPP	14,441	150,709
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	17,667,623
Weighted average shares, diluted	331,251,884	331,330,256

Net income per share, basic	$0.15	$0.18
Net income per share, diluted	$0.14	$0.18
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
RSUs	87,388	1,282,161
Total anti-dilutive securities	87,388	1,282,161

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10‑K.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation. Minor differences in totals and percentage calculations may exist due to rounding.
Overview
We are a leading global provider of software for infrastructure engineering, and enable infrastructure professionals and their organizations, by “going digital” through our software and cloud services offerings, to better design, build, and operate better infrastructure. Our users engineer, construct, and operate projects and assets across the following infrastructure sectors: public works/utilities, resources, industrial, and commercial/facilities.
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. We deliver our solutions via on‑premises, cloud, and hybrid environments. Our software enables digital workflows across engineering disciplines, across distributed project teams, and from offices to the field.
We believe that our offerings, in particular our infrastructure digital twin solutions, empower the achievement of sustainable development goals by helping our users – infrastructure professionals – realize outcomes that are more sustainable and resilient.

Results of Operations

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Subscriptions	$277,845	$241,233
Perpetual licenses	9,547	10,205
Subscriptions and licenses	287,392	251,438
Services	27,019	24,079
Total revenues	314,411	275,517
Cost of revenues:
Cost of subscriptions and licenses	40,931	33,727
Cost of services	26,253	22,058
Total cost of revenues	67,184	55,785
Gross profit	247,227	219,732
Operating expense (income):
Research and development	67,800	61,273
Selling and marketing	52,141	45,945
General and administrative	46,807	51,154
Deferred compensation plan	4,146	(5,138)
Amortization of purchased intangibles	10,548	9,906
Total operating expenses	181,442	163,140
Income from operations	65,785	56,592
Interest expense, net	(11,092)	(6,748)
Other income, net	289	10,347
Income before income taxes	54,982	60,191
Provision for income taxes	(9,492)	(3,231)
Loss from investments accounted for using the equity method, net of tax	—	(572)
Net income	$45,490	$56,388
Per share information:
Net income per share, basic	$0.15	$0.18
Net income per share, diluted	$0.14	$0.18
Weighted average shares, basic	310,758,802	307,969,672
Weighted average shares, diluted	331,251,884	331,330,256

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2023	2022	Amount	%	%(1)
Subscriptions	$277,845	$241,233	$36,612	15.2%	18.0%
Perpetual licenses	9,547	10,205	(658)	(6.4%)	(3.1%)
Subscriptions and licenses	287,392	251,438	35,954	14.3%	17.1%
Services	27,019	24,079	2,940	12.2%	17.3%
Total revenues	$314,411	$275,517	$38,894	14.1%	17.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
The increase in total revenues for the three months ended March 31, 2023 was primarily driven by increases in subscriptions and services revenues, partially offset by a decrease in perpetual licenses revenues.
Subscriptions. For the three months ended March 31, 2023, the increase in subscriptions revenues was primarily driven by improvements in our business performance of approximately $32,300 ($39,000 on a constant currency basis) and the impact from our platform acquisition of approximately $4,300. Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate. The platform acquisition impact relates to our acquisition of PLS and is inclusive of PLS’ organic performance.
The improvements in business performance were primarily driven by expansion from accounts with revenues in the prior period (“existing accounts”), and growth of 3% attributable to new accounts, most notably smaller- and medium-sized accounts. Improvements in business performance for the three months ended March 31, 2023 were led by our geoprofessional applications, civil and structural engineering applications, and our Enterprise Systems for project delivery.
Perpetual licenses. For the three months ended March 31, 2023, the decrease in perpetual licenses revenues was primarily driven by a decline in business performance of approximately $700.
Services. For the three months ended March 31, 2023, the increase in services revenues was primarily driven by improvements in our business performance of approximately $2,900 ($4,200 on a constant currency basis).
The improvements in business performance were primarily driven by contributions from Cohesive digital integrator services of approximately $3,600 ($4,600 on a constant currency basis), partially offset by the ongoing transition of historically classified services revenues into subscriptions revenues for accounts converting to our E365 subscription offering with embedded Success Services.

Revenues by Geographic Region
Revenue to external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2023	2022	Amount	%	%(1)
Americas	$168,345	$154,260	$14,085	9.1%	9.5%
EMEA	92,832	77,480	15,352	19.8%	26.3%
APAC	53,234	43,777	9,457	21.6%	27.8%
Total revenues	$314,411	$275,517	$38,894	14.1%	17.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Americas. For the three months ended March 31, 2023, the increase in revenues from the Americas was primarily driven by improvements in our business performance of approximately $10,400 ($11,000 on a constant currency basis) and the impact from our platform acquisition of approximately $3,700.
The improvements in business performance were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.
EMEA. For the three months ended March 31, 2023, the increase in revenues from EMEA was primarily driven by improvements in our business performance of approximately $14,900 ($19,900 on a constant currency basis).
The improvements in business performance were primarily due to expansion of our subscriptions revenues from existing accounts in the U.K., and the Middle East and Africa, partially offset by reductions in Russia due to exiting our operations beginning in the second quarter of 2022.
APAC. For the three months ended March 31, 2023, the increase in revenues from APAC was primarily driven by improvements in our business performance of approximately $9,300 ($12,000 on a constant currency basis).
The improvements in business performance were primarily due to expansion of our subscriptions revenues from existing accounts in India, Australia, and Southeast Asia. While we have seen an increase in revenues in China for the three months ended March 31, 2023 compared to the same prior year period, future results in China remain uncertain as a result of continued geopolitical challenges the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions, of locally-developed solutions based on our platforms.

Cost of Revenues

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2023	2022	Amount	%	%(1)
Cost of subscriptions and licenses	$40,931	$33,727	$7,204	21.4%	24.7%
Cost of services	26,253	22,058	4,195	19.0%	25.8%
Total cost of revenues	$67,184	$55,785	$11,399	20.4%	25.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Cost of subscriptions and licenses. For the three months ended March 31, 2023, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $4,500, mainly due to an increase in headcount and annual compensation costs, an increase in cloud‑related costs of approximately $2,100, and an increase in channel partner compensation of approximately $1,300.
Cost of services. For the three months ended March 31, 2023, on a constant currency basis, cost of services increased primarily due to an increase in headcount-related costs of approximately $5,400, mainly due to third-party personnel costs, and to a lesser extent, an increase in headcount and annual compensation costs.
Operating Expense (Income)

			Comparison
	Three Months Ended				Constant
	March 31,				Currency
	2023	2022	Amount	%	%(1)
Research and development	$67,800	$61,273	$6,527	10.7%	14.9%
Selling and marketing	52,141	45,945	6,196	13.5%	17.3%
General and administrative	46,807	51,154	(4,347)	(8.5%)	(6.7%)
Deferred compensation plan	4,146	(5,138)	9,284	NM	NM
Amortization of purchased intangibles	10,548	9,906	642	6.5%	8.5%
Total operating expenses	$181,442	$163,140	$18,302	11.2%	14.6%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Research and development. For the three months ended March 31, 2023, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $8,600, mainly due to an increase in headcount and annual compensation costs.
Selling and marketing. For the three months ended March 31, 2023, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $7,200, mainly due to an increase in headcount and annual compensation costs, and to a lesser extent, an increase in travel-related costs and stock‑based compensation expense.

General and administrative. For the three months ended March 31, 2023, on a constant currency basis, general and administrative expenses decreased primarily due to lower acquisition expenses of approximately $5,400 (acquisition expenses were $5,200 for the three months ended March 31, 2023 compared to $10,600 for the three months ended March 31, 2022), approximately $1,800 of other income recorded during the three months ended March 31, 2023 due to the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022, and a decrease in facility-related costs of approximately $1,600. Partially offsetting these decreases were increases in headcount-related costs of approximately $7,000, mainly due to an increase in headcount and annual compensation costs, and to a lesser extent, an increase in stock‑based compensation expense.
Deferred compensation plan. For the three months ended March 31, 2023, deferred compensation plan expense was $4,146 as compared to deferred compensation plan income of $5,138 for the three months ended March 31, 2022. These amounts were attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three months ended March 31, 2023, on a constant currency basis, amortization of purchased intangibles increased primarily due to amortization from recently acquired purchased intangibles.
Interest Expense, Net

	Three Months Ended		Comparison
	March 31,
	2023	2022	Amount	%
Interest expense	$(11,321)	$(6,830)	$(4,491)	65.8%
Interest income	229	82	147	179.3%
Interest expense, net	$(11,092)	$(6,748)	$(4,344)	64.4%
For the three months ended March 31, 2023, interest expense, net increased primarily due to a higher weighted average interest rate on borrowings under the revolving loan facility and on the term loan, partially offset by lower weighted average debt outstanding.
Other Income, Net

	Three Months Ended
	March 31,
	2023	2022
(Loss) gain from:
Change in fair value of interest rate swap	$(4,489)	$12,084
Foreign exchange (1)	1,454	(3,071)
Sale of aircraft	—	2,029
Change in fair value of acquisition contingent consideration (See Note 17)	—	(500)
Receipts (payments) related to interest rate swap	1,920	(294)
Other income, net	1,404	99
Total other income, net	$289	$10,347

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange gains (losses) of $861 and $(764) for the three months ended March 31, 2023 and 2022, respectively.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2023	2022
Income before income taxes	$54,982	$60,191
Provision for income taxes	$9,492	$3,231
Effective tax rate	17.3%	5.4%
For the three months ended March 31, 2023, the effective tax rate was higher primarily due to the decrease in discrete tax benefits recognized in the current year period. For the three months ended March 31, 2023 and 2022, we recorded discrete tax benefits of $7,073 and $12,728, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
Key Business Metrics
In addition to our results of operations discussed above, we believe the following presentation of key business metrics provides additional useful information to investors regarding our results of operations. To the extent material, we disclose below the additional purposes, if any, for which our management uses these key business metrics. Our key business metrics may vary significantly from period to period for reasons unrelated to our operating performance and may differ from similarly titled measures presented by other companies.

	March 31,
	2023	2022
ARR	$1,070,955	$962,550
Last twelve-months recurring revenues	$1,014,113	$885,882
Twelve-months ended constant currency (1):
ARR growth rate	13%	27%
Account retention rate	98%	98%
Recurring revenues dollar-based net retention rate	110%	108%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Recurring revenues
Recurring revenues are the basis for our other revenue-related key business metrics. We believe this measure is useful in evaluating our ability to consistently retain and grow our revenues within our existing accounts.
Recurring revenues are subscriptions revenues that recur monthly, quarterly, or annually with specific or automatic renewal clauses and professional services revenues in which the underlying contract is based on a fixed fee and contains automatic annual renewal provisions.
ARR
ARR is a key business metric that we believe is useful in evaluating the scale and growth of our business as well as to assist in the evaluation of underlying trends in our business. Furthermore, we believe ARR, considered in connection with our last twelve‑month recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth.

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 44% and 39% as of March 31, 2023 and 2022, respectively. Within our consumption‑measured ARR, the continued transition to our E365 subscription offering has increased daily consumption‑measured ARR, representing 36% and 30% of total ARR as of March 31, 2023 and 2022, respectively.
Constant currency ARR growth rate is the growth rate of ARR measured on a constant currency basis. We believe that ARR growth is an important metric indicating the scale and growth of our business.
Last twelve‑months recurring revenues
Last twelve‑month recurring revenues is a key business metric that we believe is useful in evaluating our ability to consistently retain and grow our recurring revenues. We believe that we will continue to experience favorable growth in recurring revenues primarily due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues.
Last twelve‑months recurring revenues is calculated as recurring revenues recognized over the preceding twelve‑month period.
The last twelve‑months recurring revenues for the periods ended March 31, 2023 compared to the last twelve‑months of the comparative twelve‑month period increased by $128,231. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisition of PLS and Seequent Holdings Limited. For the twelve months ended March 31, 2023 and 2022, 89% and 87%, respectively, of our revenues were recurring revenues.
Account retention rate
Account retention rate is a key business metric that we believe is useful in evaluating the long‑term value of our account relationships and our ability to retain our account base. We believe that our consistent and high account retention rates illustrate our ability to retain and cultivate long‑term relationships with our accounts.
Account retention rate for any given twelve-month period is calculated using the average currency exchange rates for the prior period, as follows: the prior period recurring revenues from all accounts with recurring revenues in the current and prior period, divided by total recurring revenues from all accounts during the prior period.
Recurring revenues dollar‑based net retention rate
Recurring revenues dollar‑based net retention rate is a key business metric that we believe is useful in evaluating our ability to consistently retain and grow our recurring revenues.

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
Given that recurring revenues represented 89% of our total revenues for the twelve months ended March 31, 2023, this metric helps explain our revenue performance, excluding the impact from acquisitions, as primarily growth into existing accounts.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP discussed above, we believe the following presentation of financial measures not in accordance with GAAP provides useful information to investors regarding our results of operations. To the extent material, we disclose below the additional purposes, if any, for which our management uses these non‑GAAP financial measures and provide reconciliations between these non‑GAAP financial measures and their most directly comparable GAAP financial measures. Non‑GAAP financial information should be considered in addition to, not as a substitute for, or in isolation from, the financial information prepared in accordance with GAAP, including operating income, or other measures of performance. Our non‑GAAP financial measures may vary significantly from period to period for reasons unrelated to our operating performance and may differ from similarly titled measures presented by other companies.
Adjusted OI w/SBC
Adjusted OI w/SBC is a non-GAAP financial measure and is used to measure the operational strength and performance of our business, as well as to assist in the evaluation of underlying trends in our business.
Adjusted OI w/SBC is our primary performance measure, which excludes certain expenses and charges, including the non-cash amortization expense resulting from the acquisition of intangible assets, as we believe these may not be indicative of the Company’s core business operating results. We intentionally include stock-based compensation expense in this measure as we believe it better captures the economic costs of our business.
Management uses this non-GAAP financial measure to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and in our comparison of our financial results to those of other companies. It is also a significant performance measure in certain of our executive incentive compensation programs.
Adjusted OI w/SBC is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, and realignment expenses (income), for the respective periods.
Adjusted operating income
Adjusted operating income is a non-GAAP financial measure that we believe is useful to investors in making comparisons to other companies, although this measure may not be directly comparable to similar measures used by other companies.
Adjusted operating income is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, realignment expenses (income), and stock‑based compensation expense, for the respective periods.

Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Three Months Ended
	March 31,
	2023	2022
Operating income	$65,785	$56,592
Amortization of purchased intangibles (1)	13,735	12,928
Deferred compensation plan (2)	4,146	(5,138)
Acquisition expenses (3)	8,777	13,997
Realignment expenses (income) (4)	(1,979)	—
Adjusted OI w/SBC	90,464	78,379
Stock-based compensation expense (5)	19,198	14,953
Adjusted operating income	$109,662	$93,332

Further explanation of certain of our adjustments in arriving at Adjusted OI w/SBC and Adjusted operating income are as follows:
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
(2)Deferred compensation plan. We exclude Deferred compensation plan expense (income) when we evaluate our continuing operational performance because it is not reflective of our ongoing business and results of operation. We believe it is useful for investors to understand the effects of this item on our total operating expenses. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense (See Note 4 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q). Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. For the three months ended March 31, 2022, $9,773 of our acquisition expenses related to our platform acquisition of PLS.
(4)Realignment expenses (income). We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment. For the three months ended March 31, 2023, Realignment income primarily relates to the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
(5)Stock‑based compensation expense. We exclude non-cash stock‑based compensation expenses from certain of our non‑GAAP measures because we believe this is useful to investors in making comparisons to other companies.

Constant currency
Constant currency and constant currency growth rates are non-GAAP financial measures that present our results of operations excluding the estimated effects of foreign currency exchange rate fluctuations. We have operations outside the U.S. that are conducted in local currencies. As a result, the comparability of the financial results reported in U.S. dollars is affected by changes in foreign currency exchange rates. We use constant currency and constant currency growth rates to evaluate the underlying performance of the business, and we believe it is helpful for investors to present operating results on a comparable basis period over period to evaluate its underlying performance.
In reporting period‑over‑period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results using prior period average foreign currency exchange rates.
Liquidity and Capital Resources
Our primary source of operating cash is from the sale of subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist primarily of headcount‑related costs. In addition to operating expenses, we also use cash to service our debt obligations, to pay quarterly dividends, to repurchase our Class B Common Stock and convertible debt, and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities, including our iTwin Ventures initiative which makes seed, early, and growth stage investments in technology companies with promising and emerging opportunities for infrastructure digital twin solutions potentially relevant to our business.
We believe that existing domestic and international cash and cash equivalent balances, together with cash generated from operations, and liquidity under the credit facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, market acceptance of our products, competitive factors, our discretionary payments of dividends or repurchases of our Class B Common Stock and convertible debt, currency fluctuations, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing, including convertible debt, would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.
Cash and cash equivalents

	March 31,	December 31,
	2023	2022
Cash and cash equivalents held domestically	$10,810	$3,883
Cash and cash equivalents held by foreign subsidiaries	82,757	67,801
Total cash and cash equivalents	$93,567	$71,684

Long-term debt

	March 31,	December 31,
	2023	2022
Current portion of long-term debt	$6,250	$5,000
Long-term debt	1,668,781	1,775,696
Total debt	$1,675,031	$1,780,696
Comparison of the Three Months Ended March 31, 2023 and 2022
Our cash flow activities for the three months ended March 31, 2023 and 2022 consist of the following:

	Three Months Ended March 31,
	2023	2022
Net Cash Provided By (Used In):
Operating activities	$176,223	$101,731
Investing activities	(20,761)	(700,575)
Financing activities	(134,241)	399,931
Operating activities
Net cash provided by operating activities was $176,223 for the three months ended March 31, 2023. Compared to the same period in the prior year, net cash provided by operating activities was higher by $74,492 due to an increase in net cash flows from the change in operating assets and liabilities of $72,434 and a net increase in non‑cash adjustments of $12,956, partially offset by a decrease in net income of $10,898. The increase in cash flows from the change in operating assets and liabilities was primarily due to higher CSS deposits, the overall timing of tax payments, and an increase in deferred revenues period over period.
For the three months ended March 31, 2022, net cash provided by operating activities was $101,731 due to net income of $56,388 increased by $27,472 of non‑cash adjustments and $17,871 from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities was $20,761 for the three months ended March 31, 2023 primarily due to $10,299 in acquisition related payments, net of cash acquired, to complete one acquisition, and $6,178 for purchases of investments.
For the three months ended March 31, 2022, net cash used in investing activities was $700,575 primarily due to $695,968 in acquisition related payments, net of cash acquired, to complete one acquisition.
Financing activities
Net cash used in financing activities was $134,241 for the three months ended March 31, 2023 primarily due to the net paydown of the credit facility of $107,235, payments for shares acquired of $20,948, and payments of dividends of $14,522.
For the three months ended March 31, 2022, net cash provided by financing activities was $399,931 primarily due to an increase in net borrowings under the credit facility of $438,966, partially offset by net payments for shares acquired of $35,117.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Annual Report on Form 10‑K.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10‑K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From January 1, 2023 to March 31, 2023, we issued 1,052,738 shares of our Class B Common Stock in connection with distributions from our DCP.
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
Item 6. Exhibits

Exhibit
Number	Description
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Bentley Systems, Incorporated

Date: May 9, 2023	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)