Form 10-Q
period 2023-09-30
BENTLEY SYSTEMS INC
filed 2023-11-07
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the registrant had 11,567,627 shares of Class A and 284,354,543 shares of Class B Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$66,963	$71,684
Accounts receivable	243,488	296,376
Allowance for doubtful accounts	(8,312)	(9,303)
Prepaid income taxes	25,972	18,406
Prepaid and other current assets	46,128	38,732
Total current assets	374,239	415,895
Property and equipment, net	38,309	32,251
Operating lease right-of-use assets	41,434	40,249
Intangible assets, net	259,979	292,271
Goodwill	2,251,312	2,237,184
Investments	30,332	22,270
Deferred income taxes	61,664	52,636
Other assets	77,574	72,249
Total assets	$3,134,843	$3,165,005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,389	$15,176
Accruals and other current liabilities	403,428	362,048
Deferred revenues	211,815	226,955
Operating lease liabilities	11,430	14,672
Income taxes payable	18,879	4,507
Current portion of long-term debt	8,750	5,000
Total current liabilities	680,691	628,358
Long-term debt	1,580,752	1,775,696
Deferred compensation plan liabilities	79,537	77,014
Long-term operating lease liabilities	31,355	27,670
Deferred revenues	15,189	16,118
Deferred income taxes	43,530	51,235
Income taxes payable	7,317	8,105
Other liabilities	4,311	7,355
Total liabilities	2,442,682	2,591,551
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,567,627 and 11,601,757 shares as of September 30, 2023 and December 31, 2022, respectively, and Class B Common Stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 283,676,579 and 277,412,730 shares as of September 30, 2023 and December 31, 2022, respectively	2,952	2,890
Additional paid-in capital	1,108,816	1,030,466
Accumulated other comprehensive loss	(95,128)	(89,740)
Accumulated deficit	(325,183)	(370,866)
Non-controlling interest	704	704
Total stockholders’ equity	692,161	573,454
Total liabilities and stockholders’ equity	$3,134,843	$3,165,005

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	$270,751	$235,307	$807,839	$708,731
Perpetual licenses	11,887	9,460	33,152	31,213
Subscriptions and licenses	282,638	244,767	840,991	739,944
Services	23,974	23,565	76,781	72,190
Total revenues	306,612	268,332	917,772	812,134
Cost of revenues:
Cost of subscriptions and licenses	42,088	37,371	124,175	107,904
Cost of services	22,588	21,812	74,111	66,758
Total cost of revenues	64,676	59,183	198,286	174,662
Gross profit	241,936	209,149	719,486	637,472
Operating expense (income):
Research and development	65,465	63,827	203,382	189,966
Selling and marketing	53,757	46,114	160,262	141,676
General and administrative	42,678	37,794	128,743	128,981
Deferred compensation plan	(3,160)	(4,576)	4,763	(21,873)
Amortization of purchased intangibles	9,517	10,446	29,567	30,869
Total operating expenses	168,257	153,605	526,717	469,619
Income from operations	73,679	55,544	192,769	167,853
Interest expense, net	(10,047)	(9,134)	(30,623)	(23,521)
Other income, net	5,953	932	7,207	14,793
Income before income taxes	69,585	47,342	169,353	159,125
Provision for income taxes	(16,514)	(9,664)	(22,107)	(8,221)
Loss from investments accounted for using the equity method, net of tax	(44)	(681)	(44)	(1,846)
Net income	$53,027	$36,997	$147,202	$149,058
Per share information:
Net income per share, basic	$0.17	$0.12	$0.47	$0.48
Net income per share, diluted	$0.16	$0.12	$0.46	$0.46
Weighted average shares, basic	313,069,132	310,116,104	311,915,808	308,959,801
Weighted average shares, diluted	332,825,186	325,170,383	332,144,893	332,077,834

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$53,027	$36,997	$147,202	$149,058
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(7,294)	(12,809)	(5,416)	(10,192)
Actuarial (loss) gain on retirement plan, net of tax effect of $(8), $(5), $(15), and $(15), respectively	(6)	11	28	37
Total other comprehensive loss, net of taxes	(7,300)	(12,798)	(5,388)	(10,155)
Comprehensive income	$45,727	$24,199	$141,814	$138,903

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, June 30, 2023	294,712,983	$2,947	$1,085,066	$(87,828)	$(357,117)	$704	$643,772
Net income	—	—	—	—	53,027	—	53,027
Other comprehensive loss	—	—	—	(7,300)	—	—	(7,300)
Dividends declared	—	—	—	—	(14,768)	—	(14,768)
Shares issued in connection with deferred compensation plan, net	63,267	—	—	—	(2,127)	—	(2,127)
Deferred compensation plan elective participant deferrals	—	—	61	—	—	—	61
Shares issued in connection with executive bonus plan, net	34,313	—	3,251	—	(1,430)	—	1,821
Shares issued and repurchased in connection with employee stock purchase plan, net	162,459	2	5,429	—	(623)	—	4,808
Stock option exercises, net	185,255	2	888	—	(419)	—	471
Stock-based compensation expense	—	—	14,122	—	—	—	14,122
Shares related to restricted stock, net	85,929	1	(1)	—	(1,726)	—	(1,726)
Balance, September 30, 2023	295,244,206	$2,952	$1,108,816	$(95,128)	$(325,183)	$704	$692,161

	Nine Months Ended September 30, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$704	$573,454
Net income	—	—	—	—	147,202	—	147,202
Other comprehensive loss	—	—	—	(5,388)	—	—	(5,388)
Dividends declared	—	—	—	—	(43,992)	—	(43,992)
Shares issued in connection with deferred compensation plan, net	2,845,448	28	(28)	—	(38,456)	—	(38,456)
Deferred compensation plan elective participant deferrals	—	—	1,712	—	—	—	1,712
Shares issued in connection with executive bonus plan, net	171,510	2	13,055	—	(5,756)	—	7,301
Shares issued in connection with employee stock purchase plan, net	315,840	3	9,985	—	(845)	—	9,143
Stock option exercises, net	2,422,082	24	10,566	—	(6,408)	—	4,182
Shares issued for stock grants, net	12,639	—	600	—	—	—	600
Stock-based compensation expense	—	—	42,465	—	—	—	42,465
Shares related to restricted stock, net	462,200	5	(5)	—	(6,062)	—	(6,062)
Balance, September 30, 2023	295,244,206	$2,952	$1,108,816	$(95,128)	$(325,183)	$704	$692,161

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, June 30, 2022	288,154,159	$2,882	$981,203	$(89,131)	$(397,961)	$496,993
Net income	—	—	—	—	36,997	36,997
Other comprehensive loss	—	—	—	(12,798)	—	(12,798)
Dividends declared	—	—	—	—	(8,592)	(8,592)
Shares issued in connection with deferred compensation plan	97,591	1	(1)	—	—	—
Deferred compensation plan elective participant deferrals	—	—	1,586	—	—	1,586
Shares issued in connection with executive bonus plan, net	125,195	1	4,416	—	—	4,417
Shares issued in connection with employee stock purchase plan, net	197,657	2	5,722	—	(152)	5,572
Stock option exercises, net	218,018	2	992	—	(59)	935
Stock-based compensation expense	—	—	11,158	—	—	11,158
Shares related to restricted stock, net	58,270	—	(1)	—	(1,060)	(1,061)
Repurchases of Class B Common Stock under approved program	(433,125)	(4)	—	—	(15,004)	(15,008)
Balance, September 30, 2022	288,417,765	$2,884	$1,005,075	$(101,929)	$(385,831)	$520,199

	Nine Months Ended September 30, 2022
				Accumulated
	Class A and Class B		Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	282,526,719	$2,825	$937,805	$(91,774)	$(439,634)	$409,222
Net income	—	—	—	—	149,058	149,058
Other comprehensive loss	—	—	—	(10,155)	—	(10,155)
Dividends declared	—	—	—	—	(25,623)	(25,623)
Shares issued in connection with deferred compensation plan, net	3,523,386	35	(27)	—	(24,254)	(24,246)
Deferred compensation plan elective participant deferrals	—	—	4,694	—	—	4,694
Shares issued in connection with executive bonus plan, net	284,992	3	16,307	—	(5,197)	11,113
Shares issued in connection with employee stock purchase plan, net	307,406	3	10,332	—	(273)	10,062
Stock option exercises, net	2,272,603	23	6,832	—	(8,459)	(1,604)
Acquisition option exercises, net	185,178	2	(2)	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	450
Stock-based compensation expense	—	—	28,687	—	—	28,687
Shares related to restricted stock, net	199,975	2	(3)	—	(3,208)	(3,209)
Repurchases of Class B Common Stock under approved program	(896,126)	(9)	—	—	(28,241)	(28,250)
Balance, September 30, 2022	288,417,765	$2,884	$1,005,075	$(101,929)	$(385,831)	$520,199

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$147,202	$149,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,787	53,644
Deferred income taxes	(14,632)	(13,670)
Stock-based compensation expense	56,092	51,359
Deferred compensation plan	4,763	(21,873)
Amortization of deferred debt issuance costs	5,469	5,468
Change in fair value of derivative	(4,102)	(29,318)
Foreign currency remeasurement loss	3,198	14,445
Other	2,464	4,193
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	56,065	12,550
Prepaid and other assets	(1,246)	7,779
Accounts payable, accruals, and other liabilities	33,437	28,765
Deferred revenues	(17,688)	(26,725)
Income taxes payable, net of prepaid income taxes	5,834	2,523
Net cash provided by operating activities	329,643	238,198
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(18,906)	(12,982)
Proceeds from sale of aircraft	—	2,380
Acquisitions, net of cash acquired	(23,110)	(719,539)
Purchases of investments	(11,352)	(10,304)
Proceeds from investments	2,123	—
Net cash used in investing activities	(51,245)	(740,445)
Cash flows from financing activities:
Proceeds from credit facilities	442,566	753,376
Payments of credit facilities	(634,718)	(408,714)
Repayments of term loan	(3,750)	(3,750)
Payments of contingent and non-contingent consideration	(3,039)	(6,996)
Payments of dividends	(43,992)	(25,828)
Proceeds from stock purchases under employee stock purchase plan	9,988	10,335
Proceeds from exercise of stock options	10,590	6,855
Payments for shares acquired including shares withheld for taxes	(57,527)	(42,213)
Repurchases of Class B Common Stock under approved program	—	(28,250)
Other	(137)	(123)
Net cash (used in) provided by financing activities	(280,019)	254,692
Effect of exchange rate changes on cash and cash equivalents	(3,100)	(8,926)
Decrease in cash and cash equivalents	(4,721)	(256,481)
Cash and cash equivalents, beginning of year	71,684	329,337
Cash and cash equivalents, end of period	$66,963	$72,856

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental information:
Cash paid for income taxes	$29,467	$20,696
Income tax refunds	764	2,194
Interest paid	29,370	17,647
Non-cash investing and financing activities:
Cost method investment	3,500	6,022
Deferred, non-contingent consideration, net	525	157
Share-settled executive bonus plan awards	13,057	16,310
Deferred compensation plan elective participant deferrals	1,712	4,694

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
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. For the three and nine months ended September 30, 2023, payments related to the Company’s interest rate swap were recognized in Other income (expense), net in the consolidated statements of operations and the corresponding prior period amounts, which were previously recognized in Interest expense, net, were reclassified to conform to the current period presentation. For the three and nine months ended September 30, 2022, the amounts reclassified were not material, and Income before income taxes and Net income in the consolidated statements of operations did not change as a result of these reclassifications.
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

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Subscriptions:
Enterprise subscriptions (1)	$111,318	$89,041	$318,896	$252,461
SELECT subscriptions	63,406	63,609	190,834	196,786
Term license subscriptions	96,027	82,657	298,109	259,484
Subscriptions	270,751	235,307	807,839	708,731
Perpetual licenses	11,887	9,460	33,152	31,213
Subscriptions and licenses	282,638	244,767	840,991	739,944
Services:
Recurring	3,606	4,557	12,733	13,431
Other	20,368	19,008	64,048	58,759
Services	23,974	23,565	76,781	72,190
Total revenues	$306,612	$268,332	$917,772	$812,134

(1)Enterprise subscriptions includes revenue attributable to Enterprise 365 (“E365”) subscriptions of $107,681 and $80,298 for the three months ended September 30, 2023 and 2022, respectively, and $301,260 and $221,801 for the nine months ended September 30, 2023 and 2022, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2023 and 2022, the Company recognized $147,340 and $125,140 of license related revenues, respectively, of which $135,453 and $115,680, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized $444,186 and $380,237 of license related revenues, respectively, of which $411,034 and $349,024, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 8% and 7% of its total revenues through channel partners for the three months ended September 30, 2023 and 2022, respectively, and 7% of its total revenues through channel partners for the nine months ended September 30, 2023 and 2022.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Americas (1)	$162,367	$141,599	$489,548	$440,218
Europe, the Middle East, and Africa (“EMEA”)	86,956	75,416	263,232	227,696
Asia-Pacific (“APAC”)	57,289	51,317	164,992	144,220
Total revenues	$306,612	$268,332	$917,772	$812,134

(1)Americas includes the United States (“U.S.”), Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $129,510 and $122,372 for the three months ended September 30, 2023 and 2022, respectively, and $384,807 and $346,961 for the nine months ended September 30, 2023 and 2022, respectively.
Contract Assets and Contract Liabilities

	September 30, 2023	December 31, 2022
Contract assets	$472	$575
Deferred revenues	227,004	243,073
As of September 30, 2023 and December 31, 2022, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not impaired as of September 30, 2023 or December 31, 2022.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users.
For the nine months ended September 30, 2023, $183,335 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $169,368 for the nine months ended September 30, 2023, which were primarily related to new billings and acquisitions. For the nine months ended September 30, 2022, $174,194 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $158,125 for the nine months ended September 30, 2022, which were primarily related to new billings and acquisitions.
As of September 30, 2023 and December 31, 2022, the Company has deferred $17,873 and $17,338, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2023, amounts allocated to these remaining performance obligations are $227,004, of which the Company expects to recognize approximately 93% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed during
	Nine Months Ended
	September 30,
	2023	2022
Number of acquisitions	2	4
Cash paid at closing (1)	$23,375	$738,810
Cash acquired	(265)	(19,271)
Net cash paid	$23,110	$719,539

(1)Of the cash paid at closing for the nine months ended September 30, 2023 and 2022, $1,000 and $3,000, respectively, was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
On January 31, 2022, the Company completed the acquisition of Power Line Systems (“PLS”), a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. The operating results of the acquired businesses were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.
The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Accruals and other current liabilities	$3	$1,196
Contingent consideration from acquisitions	$3	$1,196
The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Accruals and other current liabilities	$3,966	$2,434
Other liabilities	—	2,977
Non-contingent consideration from acquisitions	$3,966	$5,411
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for one acquisition completed during the nine months ended September 30, 2023 and one acquisition completed during the year ended December 31, 2022. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.

Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended September 30, 2023 and 2022, the Company’s acquisition expenses were insignificant, and for the nine months ended September 30, 2023 and 2022 were $5,803 and $10,824, respectively, which include costs related to legal, accounting, valuation, insurance, general administrative, and other consulting and transaction fees. For the three and nine months ended September 30, 2022, $350 and $10,149, respectively, of the Company’s acquisition expenses related to the acquisition of PLS.
The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed in
	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Consideration:
Cash paid at closing	$23,375	$763,228
Contingent consideration	—	1,390
Deferred, non-contingent consideration, net	525	749
Other	56	(269)
Total consideration	$23,956	$765,098
Assets acquired and liabilities assumed:
Cash	$265	$20,221
Accounts receivable and other current assets	1,706	8,890
Operating lease right-of-use assets	397	1,237
Property and equipment	—	1,316
Deferred income taxes	2,151	—
Other assets	6	7
Software and technology (weighted average useful life of 3 and 5 years, respectively)	2,600	10,608
Customer relationships (weighted average useful life of 6 and 10 years, respectively)	3,900	82,278
Trademarks (weighted average useful life of 5 and 8 years, respectively)	1,000	6,972
Total identifiable assets acquired excluding goodwill	12,025	131,529
Accruals and other current liabilities	(584)	(4,079)
Deferred revenues	(4,599)	(14,176)
Operating lease liabilities	(397)	(1,237)
Deferred income taxes	—	(5,745)
Total liabilities assumed	(5,580)	(25,237)
Net identifiable assets acquired excluding goodwill	6,445	106,292
Goodwill	17,511	658,806
Net assets acquired	$23,956	$765,098

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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $7,289 of the goodwill recorded relating to the 2023 acquisitions will be deductible for income tax purposes.
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2023	December 31, 2022
Land	$2,811	$2,811
Building and improvements	36,293	35,717
Computer equipment and software	64,639	54,636
Furniture, fixtures, and equipment	14,848	14,600
Aircraft	2,038	2,038
Other	93	156
Property and equipment, at cost	120,722	109,958
Less: Accumulated depreciation	(82,413)	(77,707)
Total property and equipment, net	$38,309	$32,251
Depreciation expense was $3,135 and $2,613 for the three months ended September 30, 2023 and 2022, respectively, and $8,769 and $8,025 for the nine months ended September 30, 2023 and 2022, respectively.
Related Party Equipment Sale
In January 2022, the Audit Committee of the Company’s Board of Directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income, net in the consolidated statements of operations for the nine months ended September 30, 2022 (see Note 20). Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the nine months ended September 30, 2023 and 2022. The Company determined this transaction was with a related party.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2022	$2,237,184
Acquisitions	17,511
Foreign currency translation adjustments	(3,179)
Other adjustments	(204)
Balance, September 30, 2023	$2,251,312
Details of intangible assets other than goodwill are as follows:

		September 30, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$88,675	$(55,305)	$33,370	$92,390	$(51,938)	$40,452
Customer relationships	3-10 years	323,223	(135,237)	187,986	323,164	(114,387)	208,777
Trademarks	3-10 years	70,510	(31,979)	38,531	69,803	(26,904)	42,899
Non-compete agreements	5 years	350	(258)	92	350	(207)	143
Total intangible assets		$482,758	$(222,779)	$259,979	$485,707	$(193,436)	$292,271
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of subscriptions and licenses	$3,161	$3,129	$9,471	$9,305
Amortization of purchased intangibles	9,517	10,446	29,567	30,869
Total amortization expense	$12,678	$13,575	$39,038	$40,174
Note 7: Investments
Investments consist of the following:

	September 30, 2023	December 31, 2022
Cost method investments	$27,957	$22,174
Equity method investments	2,375	96
Total investments	$30,332	$22,270

Cost Method Investments
Through its iTwin Ventures initiative, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non‑cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other income, net in the consolidated statements of operations for the nine months ended September 30, 2023 (see Note 20). In July 2022, the Company acquired an equity interest in Teralytics Holdings AG (“Teralytics”), a global platform company for human mobility analysis.
During the second quarter of 2023, the Company recognized impairment charges of $7,318 to write-down certain cost method investments to their fair value primarily as a result of the investees’ decline in operating performance and the overall decline in the venture investment valuation environment. The impairment charges were recorded in Other income, net in the consolidated statements of operations for the nine months ended September 30, 2023 (see Note 20).
During the third quarter of 2023, the Company recognized gains on investments of $2,360, which was recorded in Other income, net in the consolidated statements of operations for the three and nine months ended September 30, 2023 (see Note 20).
During the nine months ended September 30, 2023, the Company invested a total of $12,591, including $8,928 of cash and non-cash for our investment in Worldsensing. During the nine months ended September 30, 2022, the Company invested a total of $14,921, including $11,130 of cash and non-cash for our investment in Teralytics. As of September 30, 2023, our investment balance in Worldsensing and Teralytics was $8,928 and $7,270, respectively. As of December 31, 2022, our investment balance in Teralytics was $11,130.
Equity Method Investments
The Company is party to joint ventures, which are accounted for using the equity method. For the nine months ended September 30, 2023 and 2022, the Company invested $2,261 and $1,700, respectively.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of September 30, 2023, the Company’s leases have remaining terms of less than one year to ten years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost (1)	$4,312	$4,703	$13,474	$15,651
Variable lease cost	1,133	1,115	3,481	3,356
Short-term lease cost	—	6	—	16
Total operating lease cost	$5,445	$5,824	$16,955	$19,023

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $4,180 and $4,553 for the three months ended September 30, 2023 and 2022, respectively, and $12,926 and $15,120 for the nine months ended September 30, 2023 and 2022, respectively.

Supplemental operating cash flow and other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for operating leases included in operating cash flows	$13,830	$14,295
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$14,794	$7,763

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $397 and $1,237 for the nine months ended September 30, 2023 and 2022, respectively.
The weighted average remaining lease term for operating leases was 4.7 years and 3.9 years as of September 30, 2023 and December 31, 2022, respectively. The weighted average discount rate was 4.6% and 3.4% as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company had additional minimum operating lease payments of $961 for executed leases that have not yet commenced, primarily for office locations.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Cloud Services Subscription (“CSS”) deposits	$269,047	$201,082
Accrued benefits	36,814	35,493
Accrued compensation	34,631	40,296
Due to customers	16,738	13,720
Accrued indirect taxes	5,804	9,766
Accrued professional fees	4,152	4,984
Non-contingent consideration from acquisitions	3,966	2,434
Accrued acquisition stay bonus	3,765	9,135
Accrued cloud provisioning costs	3,469	4,224
Employee stock purchase plan contributions	2,923	5,230
Deferred compensation plan liabilities	2,182	2,067
Contingent consideration from acquisitions	3	1,196
Other accrued and current liabilities	19,934	32,421
Total accruals and other current liabilities	$403,428	$362,048

Note 10: Long-Term Debt
Long‑term debt consists of the following:

	September 30, 2023	December 31, 2022
Credit facility:
Revolving loan facility due November 2025	$153,445	$345,597
Term loan due November 2025	191,250	195,000
Convertible senior notes due January 2026 (the “2026 Notes”)	687,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(18,023)	(22,731)
Total debt	1,589,502	1,780,696
Less: Current portion of long-term debt	(8,750)	(5,000)
Long-term debt	$1,580,752	$1,775,696
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
The Company had $150 of letters of credit and surety bonds outstanding as of September 30, 2023 and December 31, 2022 under the Credit Facility. As of September 30, 2023 and December 31, 2022, the Company had $696,405 and $504,253, respectively, available under the Credit Facility.
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
The agreement governing the Credit Facility contains customary positive and negative covenants, including restrictions on our ability to pay dividends and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $50,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control. The Credit Facility also contains customary financial covenants, including maximum net leverage ratio. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants in its Credit Facility.
Voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part, are permitted at any time, so long as the Company gives notice as required by the Credit Facility. However, if prepayment is made with respect to a SOFR‑based loan and the prepayment is made on a date other than an interest payment date, the Company is subject to customary breakage costs.
Convertible Senior Notes
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants in the 2026 Notes and 2027 Notes, and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met.
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
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contractual interest expense	$(8,678)	$(7,345)	$(27,352)	$(17,092)
Amortization of deferred debt issuance costs	(1,823)	(1,822)	(5,469)	(5,468)
Other interest (expense) income	(47)	(76)	958	(1,234)
Interest income	501	109	1,240	273
Interest expense, net	$(10,047)	$(9,134)	$(30,623)	$(23,521)
The weighted average interest rate on borrowings under the Credit Facility were 7.44% and 4.34% for the three months ended September 30, 2023 and 2022, respectively, and 7.04% and 3.20% for the nine months ended September 30, 2023 and 2022, respectively.
Note 11: Executive Bonus Plan
For the three months ended September 30, 2023 and 2022, the incentive compensation, including cash payments, election to receive shares of fully vested Class B Common Stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $5,081 and $8,454, respectively, and $17,326 and $24,984 for the nine months ended September 30, 2023 and 2022, respectively.

Note 12: Retirement Plans
Deferred Compensation Plan
Deferred compensation plan (income) expense was $(3,160) and $(4,576) for the three months ended September 30, 2023 and 2022, respectively, and $4,763 and $(21,873) for the nine months ended September 30, 2023 and 2022, respectively.
For the three months ended September 30, 2023 and 2022, elective participant deferrals into the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) were $61 and $1,586, respectively, and $1,712 and $4,694 for the nine months ended September 30, 2023 and 2022, respectively. No discretionary contributions were made to the DCP during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, phantom shares of the Company’s Class B Common Stock issuable by the DCP were 17,911,610 and 21,587,831, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Accruals and other current liabilities	$2,182	$2,067
Deferred compensation plan liabilities	79,537	77,014
Total DCP liabilities	$81,719	$79,081
Note 13: Common Stock
BSY Stock Repurchase Program
On May 11, 2022, the Company announced that its Board of Directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B Common Stock through June 30, 2024. On December 14, 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The shares and notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or notes repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B Common Stock and outstanding notes, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares and/or notes to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. The Company did not repurchase shares under the Repurchase Program for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company repurchased 896,126 shares for $28,250 under the Repurchase Program. As of September 30, 2023, $169,752 was available under the Company’s Board of Directors authorization for future repurchases of Class B Common Stock and/or outstanding convertible senior notes under the Repurchase Program.

Common Stock Issuances, Sales, and Repurchases
For the nine months ended September 30, 2023, the Company issued 2,422,082 shares of Class B Common Stock to colleagues who exercised their stock options, net of 234,472 shares withheld at exercise to pay for the cost of the stock options, as well as for $6,408 of applicable income tax withholdings. The Company received $10,590 in proceeds from the exercise of stock options. For the nine months ended September 30, 2022, the Company issued 2,272,603 shares of Class B Common Stock to colleagues who exercised their stock options, net of 362,826 shares withheld at exercise to pay for the cost of the stock options, as well as for $8,459 of applicable income tax withholdings. The Company received $6,855 in proceeds from the exercise of stock options.
For the nine months ended September 30, 2022, the Company issued 185,178 shares of Class B Common Stock related to the exercise of acquisition options, net of 714,822 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.
For the nine months ended September 30, 2023 and 2022, the Company issued 171,510 and 284,992 shares of Class B Common Stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 306,824 shares awarded for the nine months ended September 30, 2023, 135,314 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,756. Of the total 409,108 shares awarded for the nine months ended September 30, 2022, 124,116 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,197.
For the nine months ended September 30, 2023 and 2022, the Company issued 2,845,448 and 3,523,386 shares of Class B Common Stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the nine months ended September 30, 2023 totaled 3,781,387 shares of which 935,939 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $38,456. The distribution in shares for the nine months ended September 30, 2022 totaled 4,023,718 shares of which 500,332 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2023:
Third quarter	$0.05	$14,768
Second quarter	0.05	14,702
First quarter	0.05	14,522
2022:
Third quarter	$0.03	$8,592
Second quarter	0.03	8,678
First quarter	0.03	8,353

Global Employee Stock Purchase Plan
During the nine months ended September 30, 2023, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 315,840 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $9,988. Of the total 333,324 shares purchased, 17,484 shares were sold back to the Company to pay for applicable income tax withholdings of $845. During the nine months ended September 30, 2022, colleagues who elected to participate in the ESPP purchased a total of 307,406 shares of Class B Common Stock, net of shares withheld, resulting in cash proceeds to the Company of $10,335. Of the total 314,471 shares purchased, 7,065 shares were sold back to the Company to pay for applicable income tax withholdings of $273. As of September 30, 2023 and December 31, 2022, $2,923 and $5,230 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of September 30, 2023, shares of Class B Common Stock available for future issuance under the ESPP were 24,272,038.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2023 and 2022:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2023	$(87,530)	$(298)	$(87,828)
Other comprehensive (loss) income, before taxes	(7,294)	2	(7,292)
Tax expense	—	(8)	(8)
Other comprehensive loss, net of taxes	(7,294)	(6)	(7,300)
Balance, September 30, 2023	$(94,824)	$(304)	$(95,128)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2022	$(88,250)	$(881)	$(89,131)
Other comprehensive (loss) income, before taxes	(12,809)	16	(12,793)
Tax expense	—	(5)	(5)
Other comprehensive (loss) income, net of taxes	(12,809)	11	(12,798)
Balance, September 30, 2022	$(101,059)	$(870)	$(101,929)

Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2023 and 2022:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)
Other comprehensive (loss) income, before taxes	(5,416)	43	(5,373)
Tax expense	—	(15)	(15)
Other comprehensive (loss) income, net of taxes	(5,416)	28	(5,388)
Balance, September 30, 2023	$(94,824)	$(304)	$(95,128)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2021	$(90,867)	$(907)	$(91,774)
Other comprehensive (loss) income, before taxes	(10,192)	52	(10,140)
Tax expense	—	(15)	(15)
Other comprehensive (loss) income, net of taxes	(10,192)	37	(10,155)
Balance, September 30, 2022	$(101,059)	$(870)	$(101,929)
Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock and restricted stock units (“RSUs”) expense	$13,988	$10,441	$41,441	$25,003
Bonus Plan expense (see Note 11)	3,847	7,305	11,729	21,444
ESPP expense (see Note 13)	634	565	1,809	2,394
Stock grants expense	—	—	600	450
Stock option expense	—	395	343	1,762
DCP elective participant deferrals expense (1) (see Note 12)	35	85	170	306
Total stock-based compensation expense (2)	$18,504	$18,791	$56,092	$51,359

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of September 30, 2023 and December 31, 2022, $4,656 and $7,300 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of subscriptions and licenses	$1,254	$757	$3,420	$1,927
Cost of services	671	460	2,385	1,407
Research and development	4,977	6,754	14,687	17,693
Selling and marketing	3,244	2,014	9,057	5,657
General and administrative	8,358	8,806	26,543	24,675
Total stock-based compensation expense	$18,504	$18,791	$56,092	$51,359
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
Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2022	3,794,515	$5.57
Exercised	(2,656,554)	5.50
Forfeited and expired	(17,500)	5.68
Outstanding, September 30, 2023	1,120,461	$5.74	0.5	$49,771
Exercisable, September 30, 2023	1,120,461	$5.74	0.5	$49,771
For the nine months ended September 30, 2023 and 2022, the Company received cash proceeds of $10,590 and $6,855, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the nine months ended September 30, 2023 and 2022 was $102,667 and $89,532, respectively.
As of September 30, 2023, there was no remaining unrecognized compensation expense related to unvested stock options.
Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B Common Stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business profitability and growth targets, including growth in annualized recurring revenues (“ARR”), and actual bookings for perpetual licenses and non‑recurring services, among others. Performance targets are generally set for performance periods of one year to three years.

The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2022	3,068,851		2,706,078	(3)	362,773	(4)	$36.67	$38.21
Granted	1,199,644	(1)	1,003,180		196,464	(5)	41.17	39.03
Vested	(780,084)		(622,924)		(157,160)		33.46	38.20
Forfeited and canceled	(180,944)		(143,620)		(37,324)		33.16	33.41
Unvested, September 30, 2023	3,307,467	(2)	2,942,714		364,753		39.06	39.15

(1)For the nine months ended September 30, 2023, the Company only granted RSUs.
(2)Includes 59,089 RSUs which are expected to be settled in cash.
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
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the nine months ended September 30, 2023 and 2022, 1,562 and 10,888 shares, respectively, were delivered to colleagues, and 28 and 23 additional shares, respectively, were earned as a result of dividends. As of September 30, 2023 and December 31, 2022, 7,829 and 9,363 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $40.82 and $38.68, for the nine months ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023 and 2022, restricted stock and RSUs were issued net of 137,675 and 81,301 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $6,062 and $3,208, respectively.

As of September 30, 2023, there was $82,609 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.7 years. As of September 30, 2023, there was $5,648 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.8 years.
Stock Grants
For the nine months ended September 30, 2023 and 2022, the Company granted 12,639 and 13,632 fully vested shares of Class B Common Stock, respectively, with a fair value of $600 and $450, respectively.
Equity Awards Subsequent to September 30, 2023
In October 2023, the Company granted 265,759 time‑based RSUs, which generally vest ratably on each of the first four anniversaries of the grant date. The unrecognized compensation expense related to these RSUs is approximately $13,000, which is expected to be recognized over a weighted average period of approximately 4.0 years.
Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income before income taxes	$69,585	$47,342	$169,353	$159,125
Provision for income taxes	$16,514	$9,664	$22,107	$8,221
Effective tax rate	23.7%	20.4%	13.1%	5.2%
For the three months ended September 30, 2023, the effective tax rate was higher compared to the prior year period primarily due to an increase in the forecasted effective tax rate impact of the U.S. Global Intangible Low-Taxed Income (“GILTI”) inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes. For the three months ended September 30, 2023 and 2022, the Company recorded discrete tax benefits of $4,428 and $4,280, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the nine months ended September 30, 2023, the effective tax rate was higher compared to the prior year period primarily due to an increase in the forecasted effective tax rate impact of the GILTI inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes and a decrease in discrete tax benefits recognized in the current year period. For the nine months ended September 30, 2023 and 2022, the Company recorded discrete tax benefits of $31,895 and $36,032, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 and Level 3 financial instruments as of September 30, 2023 and December 31, 2022:
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
Long-term debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of September 30, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $671,962 and $492,815, respectively. As of December 31, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $622,431 and $470,856, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred compensation plan liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.

Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$3,023	$—	$—	$3,023
Interest rate swap (2)	—	41,302	—	41,302
Total assets	$3,023	$41,302	$—	$44,325
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$3	$3
Deferred compensation plan liabilities (4)	81,719	—	—	81,719
Cash-settled equity awards (3)	715	—	—	715
Total liabilities	$82,434	$—	$3	$82,437

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19	$—	$—	$19
Interest rate swap (2)	—	37,200	—	37,200
Total assets	$19	$37,200	$—	$37,219
Liabilities:
Acquisition contingent consideration (3)	$—	$—	$1,196	$1,196
Deferred compensation plan liabilities (4)	79,081	—	—	79,081
Cash-settled equity awards (3)	536	—	—	536
Total liabilities	$79,617	$—	$1,196	$80,813

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Deferred compensation plan liabilities, except for current liabilities of $2,182 and $2,067 as of September 30, 2023 and December 31, 2022, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
The following is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Balance, beginning of year	$1,196	$6,613
Payments	(1,206)	(5,261)
Addition	—	1,390
Change in fair value	—	(1,427)
Foreign currency translation adjustments	13	(119)
Balance, end of period	$3	$1,196
The Company did not have any transfers between levels within the fair value hierarchy.

Note 18: Commitments and Contingencies
Purchase Commitments — In the normal course of business, the Company enters into various purchase commitments for goods and services. During the nine months ended September 30, 2023, the Company entered into approximately $158,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for other software costs through May 2026 and September 2028, respectively. As of September 30, 2023, the non‑cancelable future cash purchase commitments were approximately $137,000. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	September 30, 2023	December 31, 2022
Americas (1)	$152,822	$164,729
EMEA	37,103	32,372
APAC	149,797	167,670
Total long-lived assets	$339,722	$364,771

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$4,765	$9,828	$4,102	$29,318
Foreign exchange (1)	(3,154)	(11,027)	404	(18,815)
Sale of aircraft (see Note 5)	—	—	—	2,029
Change in fair value of acquisition contingent consideration (see Note 17)	—	506	—	6
Receipts related to interest rate swap	2,336	752	6,420	475
Other income (expense), net (2)	2,006	873	(3,719)	1,780
Total other income, net	$5,953	$932	$7,207	$14,793

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange (losses) gains of $(1,574) and $(5,730) for the three months ended September 30, 2023 and 2022, respectively, and $684 and $(12,293) for the nine months ended September 30, 2023 and 2022, respectively.
(2)Other income (expense), net includes investment impairment charges of $(7,318) for the nine months ended September 30, 2023, partially offset by gains on investments of $2,360 recorded during the three months ended September 30, 2023 (see Note 7).
Note 21: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of September 30, 2023 and 2022, there were 364,753 and 362,773 participating securities outstanding, respectively.
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

The details of basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$53,027	$36,997	$147,202	$149,058
Less: Net income attributable to participating securities	(18)	(11)	(56)	(31)
Net income attributable to Class A and Class B common stockholders, basic	53,009	36,986	147,146	149,027
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,716	832	5,157	5,116
Net income attributable to Class A and Class B common stockholders, diluted	$54,725	$37,818	$152,303	$154,143

Denominator:
Weighted average shares, basic	313,069,132	310,116,104	311,915,808	308,959,801
Dilutive effect of stock options, restricted stock, and RSUs	2,115,802	4,126,936	2,534,773	5,278,839
Dilutive effect of ESPP	6,466	168,518	60,526	171,571
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	10,758,825	17,633,786	17,667,623
Weighted average shares, diluted	332,825,186	325,170,383	332,144,893	332,077,834

Net income per share, basic	$0.17	$0.12	$0.47	$0.48
Net income per share, diluted	$0.16	$0.12	$0.46	$0.46
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
RSUs	—	297,789	—	279,789
Convertible senior notes	—	6,908,798	—	—
Total anti-dilutive securities	—	7,206,587	—	279,789

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	$270,751	$235,307	$807,839	$708,731
Perpetual licenses	11,887	9,460	33,152	31,213
Subscriptions and licenses	282,638	244,767	840,991	739,944
Services	23,974	23,565	76,781	72,190
Total revenues	306,612	268,332	917,772	812,134
Cost of revenues:
Cost of subscriptions and licenses	42,088	37,371	124,175	107,904
Cost of services	22,588	21,812	74,111	66,758
Total cost of revenues	64,676	59,183	198,286	174,662
Gross profit	241,936	209,149	719,486	637,472
Operating expense (income):
Research and development	65,465	63,827	203,382	189,966
Selling and marketing	53,757	46,114	160,262	141,676
General and administrative	42,678	37,794	128,743	128,981
Deferred compensation plan	(3,160)	(4,576)	4,763	(21,873)
Amortization of purchased intangibles	9,517	10,446	29,567	30,869
Total operating expenses	168,257	153,605	526,717	469,619
Income from operations	73,679	55,544	192,769	167,853
Interest expense, net	(10,047)	(9,134)	(30,623)	(23,521)
Other income, net	5,953	932	7,207	14,793
Income before income taxes	69,585	47,342	169,353	159,125
Provision for income taxes	(16,514)	(9,664)	(22,107)	(8,221)
Loss from investments accounted for using the equity method, net of tax	(44)	(681)	(44)	(1,846)
Net income	$53,027	$36,997	$147,202	$149,058
Per share information:
Net income per share, basic	$0.17	$0.12	$0.47	$0.48
Net income per share, diluted	$0.16	$0.12	$0.46	$0.46
Weighted average shares, basic	313,069,132	310,116,104	311,915,808	308,959,801
Weighted average shares, diluted	332,825,186	325,170,383	332,144,893	332,077,834

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Subscriptions	$270,751	$235,307	$35,444	15.1%	11.7%
Perpetual licenses	11,887	9,460	2,427	25.7%	23.1%
Subscriptions and licenses	282,638	244,767	37,871	15.5%	12.1%
Services	23,974	23,565	409	1.7%	(0.5%)
Total revenues	$306,612	$268,332	$38,280	14.3%	11.0%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Subscriptions	$807,839	$708,731	$99,108	14.0%	13.6%
Perpetual licenses	33,152	31,213	1,939	6.2%	6.5%
Subscriptions and licenses	840,991	739,944	101,047	13.7%	13.3%
Services	76,781	72,190	4,591	6.4%	7.7%
Total revenues	$917,772	$812,134	$105,638	13.0%	12.8%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
The increase in total revenues for the three and nine months ended September 30, 2023 was primarily driven by increases in subscriptions revenues, and to a lesser extent, perpetual licenses and services revenues.
Subscriptions. For the three months ended September 30, 2023, the increase in subscriptions revenues was driven by improvements in our business performance of approximately $35,444 ($27,438 on a constant currency basis). Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the nine months ended September 30, 2023, the increase in subscriptions revenues was primarily driven by improvements in our business performance of approximately $94,807 ($91,790 on a constant currency basis) and the impact from our platform acquisition of approximately $4,301 ($4,330 on a constant currency basis). The platform acquisition impact relates to our acquisition of PLS and is inclusive of PLS’ organic performance.
For the three and nine months ended September 30, 2023, the improvements in business performance were primarily driven by expansion from accounts with revenues in the prior period (“existing accounts”), and growth of 3% attributable to new accounts, most notably smaller- and medium-sized accounts. Improvements in business performance for the three and nine months ended September 30, 2023 were led by our civil and structural engineering applications, geoprofessional applications, and our Enterprise Systems for project delivery.
Perpetual licenses. For the three and nine months ended September 30, 2023, the increase in perpetual licenses revenues was driven by improvements in business performance of approximately $2,427 ($2,184 on a constant currency basis) and $1,939 ($2,026 on a constant currency basis), respectively.

For the three and nine months ended September 30, 2023, the improvements in our business performance were primarily driven by growth in new accounts.
Services. For the three months ended September 30, 2023, services revenues increased by approximately $409 (decreased by approximately $107 on a constant currency basis) due to business performance.
For the nine months ended September 30, 2023, the increase in services revenues was driven by improvements in our business performance of approximately $4,591 ($5,551 on a constant currency basis).
For the three and nine months ended September 30, 2023, the improvements in business performance were primarily driven by contributions from Cohesive digital integrator services of approximately $1,168 ($852 on a constant currency basis) and $6,347 ($7,297 on a constant currency basis), respectively.
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Americas	$162,367	$141,599	$20,768	14.7%	13.9%
EMEA	86,956	75,416	11,540	15.3%	7.3%
APAC	57,289	51,317	5,972	11.6%	8.4%
Total revenues	$306,612	$268,332	$38,280	14.3%	11.0%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Americas	$489,548	$440,218	$49,330	11.2%	11.0%
EMEA	263,232	227,696	35,536	15.6%	14.6%
APAC	164,992	144,220	20,772	14.4%	15.2%
Total revenues	$917,772	$812,134	$105,638	13.0%	12.8%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Americas. For the three months ended September 30, 2023, the increase in revenues from the Americas was driven by improvements in our business performance of approximately $20,768 ($19,690 on a constant currency basis).
For the nine months ended September 30, 2023, the increase in revenues from the Americas was primarily driven by improvements in our business performance of approximately $45,640 ($44,865 on a constant currency basis) and the impact from our platform acquisition of approximately $3,690 ($3,697 on a constant currency basis).
The improvements in business performance for the three and nine months ended September 30, 2023 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.

EMEA. For the three and nine months ended September 30, 2023, the increase in revenues from EMEA was primarily driven by improvements in our business performance of approximately $11,540 ($5,529 on a constant currency basis) and $35,087 ($32,694 on a constant currency basis), respectively.
The improvements in business performance for the three and nine months ended September 30, 2023 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.K., the Middle East, and to a lesser extent South Africa, partially offset by reductions in Russia due to exiting our operations beginning in the second quarter of 2022.
APAC. For the three and nine months ended September 30, 2023, the increase in revenues from APAC was primarily driven by improvements in our business performance of approximately $5,972 ($4,294 on a constant currency basis) and $20,610 ($21,809 on a constant currency basis), respectively.
The improvements in business performance for the three and nine months ended September 30, 2023 were primarily due to expansion of our subscriptions revenues from existing accounts in India, Australia, and Southeast Asia.
Revenues in China for the three and nine months ended September 30, 2023 increased as compared to the same periods in the prior year, primarily due to expansion of our perpetual licenses revenues. The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions, of locally-developed solutions based on our platforms.
Cost of Revenues

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Cost of subscriptions and licenses	$42,088	$37,371	$4,717	12.6%	10.7%
Cost of services	22,588	21,812	776	3.6%	0.9%
Total cost of revenues	$64,676	$59,183	$5,493	9.3%	7.1%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Cost of subscriptions and licenses	$124,175	$107,904	$16,271	15.1%	15.6%
Cost of services	74,111	66,758	7,353	11.0%	13.0%
Total cost of revenues	$198,286	$174,662	$23,624	13.5%	14.6%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Cost of subscriptions and licenses. For the three months ended September 30, 2023, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $2,871, mainly due to increases in headcount and annual compensation costs, and an increase in channel partner compensation of approximately $767.

For the nine months ended September 30, 2023, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $11,103, mainly due to increases in headcount and annual compensation costs, an increase in cloud‑related costs of approximately $2,987, and an increase in channel partner compensation of approximately $1,963.
Cost of services. For the three months ended September 30, 2023, on a constant currency basis, cost of services increased primarily due to an increase in headcount-related costs of approximately $484, mainly due to increases in headcount, partially offset by lower acquisition-related retention incentives.
For the nine months ended September 30, 2023, on a constant currency basis, cost of services increased primarily due to an increase in headcount-related costs of approximately $8,790, mainly due to third-party personnel cost, and to a lesser extent, increases in headcount, partially offset by lower acquisition-related retention incentives.
Operating Expense (Income)

			Comparison
	Three Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Research and development	$65,465	$63,827	$1,638	2.6%	1.7%
Selling and marketing	53,757	46,114	7,643	16.6%	15.0%
General and administrative	42,678	37,794	4,884	12.9%	11.3%
Deferred compensation plan	(3,160)	(4,576)	1,416	(30.9%)	NM
Amortization of purchased intangibles	9,517	10,446	(929)	(8.9%)	(9.7%)
Total operating expenses	$168,257	$153,605	$14,652	9.5%	8.3%

			Comparison
	Nine Months Ended				Constant
	September 30,				Currency
	2023	2022	Amount	%	%(1)
Research and development	$203,382	$189,966	$13,416	7.1%	8.8%
Selling and marketing	160,262	141,676	18,586	13.1%	14.3%
General and administrative	128,743	128,981	(238)	(0.2%)	0.2%
Deferred compensation plan	4,763	(21,873)	26,636	NM	NM
Amortization of purchased intangibles	29,567	30,869	(1,302)	(4.2%)	(3.7%)
Total operating expenses	$526,717	$469,619	$57,098	12.2%	13.3%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Research and development. For the three and nine months ended September 30, 2023, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount-related costs of approximately $1,358 and $16,652, respectively, mainly due to increases in annual compensation costs and headcount, partially offset by a decrease in stock‑based compensation expense.
Selling and marketing. For the three and nine months ended September 30, 2023, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount-related costs of approximately $6,094 and $18,716, respectively, mainly due to increases in headcount and annual compensation costs, and to a lesser extent, an increase in stock‑based compensation expense.

General and administrative. For the three months ended September 30, 2023, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount-related costs of approximately $2,009, mainly due to increases in annual compensation costs and headcount, and to a lesser extent, increases in third-party personnel costs, and higher acquisition expenses of approximately $931.
For the nine months ended September 30, 2023, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount-related costs of approximately $13,685, mainly due to increases in headcount and annual compensation costs. Partially offsetting these increases were lower non‑income related taxes of approximately $5,328 and lower acquisition expenses of approximately $4,920. Costs resulting from our decision to wind down business and exit the Russian market beginning in the second quarter of 2022 were approximately $2,758 lower in the current year period.
Deferred compensation plan. For the three and nine months ended September 30, 2023 and 2022, deferred compensation plan (income) expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and nine months ended September 30, 2023, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to the prior year.
Interest Expense, Net

	Three Months Ended		Comparison
	September 30,
	2023	2022	Amount	%
Interest expense	$(10,548)	$(9,243)	$(1,305)	14.1%
Interest income	501	109	392	NM
Interest expense, net	$(10,047)	$(9,134)	$(913)	10.0%

	Nine Months Ended		Comparison
	September 30,
	2023	2022	Amount	%
Interest expense	$(31,863)	$(23,794)	$(8,069)	33.9%
Interest income	1,240	273	967	NM
Interest expense, net	$(30,623)	$(23,521)	$(7,102)	30.2%

Percentage changes that are considered not meaningful are denoted with NM.
For the three and nine months ended September 30, 2023, interest expense, net increased primarily due to a higher weighted average interest rate on borrowings under the revolving loan facility and on the Term Loan, partially offset by lower weighted average debt outstanding.

Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gain (loss) from:
Change in fair value of interest rate swap	$4,765	$9,828	$4,102	$29,318
Foreign exchange (1)	(3,154)	(11,027)	404	(18,815)
Sale of aircraft	—	—	—	2,029
Change in fair value of acquisition contingent consideration	—	506	—	6
Receipts related to interest rate swap	2,336	752	6,420	475
Other income (expense), net (2)	2,006	873	(3,719)	1,780
Total other income, net	$5,953	$932	$7,207	$14,793

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange (losses) gains of $(1,574) and $(5,730) for the three months ended September 30, 2023 and 2022, respectively, and $684 and $(12,293) for the nine months ended September 30, 2023 and 2022, respectively.
(2)Other income (expense), net includes investment impairment charges of $(7,318) for the nine months ended September 30, 2023, partially offset by gains on investments of $2,360 recorded during the three months ended September 30, 2023.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income before income taxes	$69,585	$47,342	$169,353	$159,125
Provision for income taxes	$16,514	$9,664	$22,107	$8,221
Effective tax rate	23.7%	20.4%	13.1%	5.2%
For the three months ended September 30, 2023, the effective tax rate was higher compared to the prior year period primarily due to an increase in the forecasted effective tax rate impact of the GILTI inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes. For the three months ended September 30, 2023 and 2022, we recorded discrete tax benefits of $4,428 and $4,280, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the nine months ended September 30, 2023, the effective tax rate was higher compared to the prior year period primarily due to an increase in the forecasted effective tax rate impact of the GILTI inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes and a decrease in discrete tax benefits recognized in the current year period. For the nine months ended September 30, 2023 and 2022, we recorded discrete tax benefits of $31,895 and $36,032, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

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

	September 30,
	2023	2022
ARR	$1,124,774	$983,656
Last twelve-months recurring revenues	$1,076,434	$950,367
Twelve-months ended constant currency (1):
ARR growth rate	12.5%	14%
Account retention rate	97%	99%
Recurring revenues dollar-based net retention rate	110%	110%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 46% and 41% as of September 30, 2023 and 2022, respectively. Within our consumption‑measured ARR, the continued transition to our E365 subscription offering has increased daily consumption‑measured ARR, representing 39% and 33% of total ARR as of September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2022, ARR was reduced by $11,190 due to our decision to exit the Russian market.

Constant currency ARR growth rate is the growth rate of ARR measured on a constant currency basis. During the twelve months ended September 30, 2022, our ARR growth rate was favorably impacted by 2.5% due to the ARR onboarding from our platform acquisition of PLS. We believe that ARR growth is an important metric indicating the scale and growth of our business.
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
The last twelve‑months recurring revenues for the periods ended September 30, 2023 compared to the last twelve‑months of the comparative twelve‑month period increased by $126,067. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisition of PLS. For the twelve months ended September 30, 2023 and 2022, 89% and 88%, respectively, of our revenues were recurring revenues.
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
Our account retention rate as of September 30, 2023 was negatively impacted due to our decision to exit the Russian market by approximately 1%.
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
Given that recurring revenues represented 89% of our total revenues for the twelve months ended September 30, 2023, this metric helps explain our revenue performance, excluding the impact from acquisitions, as primarily growth into existing accounts.

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

Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating income	$73,679	$55,544	$192,769	$167,853
Amortization of purchased intangibles (1)	12,678	13,575	39,038	40,174
Deferred compensation plan (2)	(3,160)	(4,576)	4,763	(21,873)
Acquisition expenses (3)	2,980	3,203	15,278	21,056
Realignment expenses (income) (4)	150	(971)	(1,800)	2,223
Adjusted OI w/SBC	86,327	66,775	250,048	209,433
Stock-based compensation expense (5)	18,039	18,626	54,907	50,974
Adjusted operating income	$104,366	$85,401	$304,955	$260,407

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
(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our U.S. GAAP presentation of general and administrative expense (See Note 4 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q). Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. For the three and nine months ended September 30, 2022, $350 and $10,149, respectively, of our acquisition expenses related to our platform acquisition of PLS.
(4)Realignment expenses (income). We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. In the ordinary course of operating our business, we incur severance expenses that are not included in this adjustment. For the three and nine months ended September 30, 2022, Realignment expenses (income) were comprised of asset impairments and termination benefits as a result of our decision to wind down business and exit the Russian market beginning in the second quarter of 2022. For the three and nine months ended September 30, 2023, Realignment expenses (income) primarily relates to the continued wind down of our Russian entities.
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
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B Common Stock, including in connection with share issuances under our Bonus Plan and distributions from the DCP. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the nine months ended September 30, 2023, we allowed impacted equity awardees the option to receive net quantities of shares of our Class B Common Stock. During the nine months ended September 30, 2022, we permitted impacted awardees to elect to receive net quantities of shares of our Class B Common Stock in the first quarter, but exercised our right to require that these awardees receive gross quantities of our Class B Common Stock during the second and third quarters. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
We believe that existing domestic and international cash and cash equivalent balances, together with cash generated from operations, and liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements through the next twelve months. However, our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, market acceptance of our products, competitive factors, our discretionary payments of dividends or repurchases of our Class B Common Stock and convertible debt, currency fluctuations, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of additional debt financing, including convertible debt, would result in additional debt service obligations. Such debt instruments also could introduce new or modified covenants that might restrict our operations and/or our ability to pay dividends, consummate acquisitions, or otherwise pursue our business strategies. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.

Cash and cash equivalents

	September 30, 2023	December 31, 2022
Cash and cash equivalents held domestically	$2,679	$3,883
Cash and cash equivalents held by foreign subsidiaries	64,284	67,801
Total cash and cash equivalents	$66,963	$71,684
Long-term debt

	September 30, 2023	December 31, 2022
Current portion of long-term debt	$8,750	$5,000
Long-term debt	1,580,752	1,775,696
Total debt	$1,589,502	$1,780,696
Comparison of the Nine Months Ended September 30, 2023 and 2022
Our cash flow activities for the nine months ended September 30, 2023 and 2022 consist of the following:

	Nine Months Ended September 30,
	2023	2022
Net Cash Provided By (Used In):
Operating activities	$329,643	$238,198
Investing activities	(51,245)	(740,445)
Financing activities	(280,019)	254,692
Operating activities
Net cash provided by operating activities was $329,643 for the nine months ended September 30, 2023. Compared to the same period in the prior year, net cash provided by operating activities was higher by $91,445 due to an increase in net cash flows from the change in operating assets and liabilities of $51,510, a net increase in non‑cash adjustments of $41,791, partially offset by a decrease in net income of $1,856. The increase in cash flows from the change in operating assets and liabilities was primarily due to a decrease in accounts receivable period over period due to the timing of collections from accounts and higher CSS deposits.
For the nine months ended September 30, 2022, net cash provided by operating activities was $238,198 resulting from net income of $149,058, changes in operating assets and liabilities of $24,892, and non‑cash adjustments of $64,248.
Investing activities
Net cash used in investing activities was $51,245 for the nine months ended September 30, 2023 due to $23,110 in acquisition related payments, net of cash acquired, to complete two acquisitions, $18,906 related to purchases of property and equipment and investment in capitalized software, and $11,352 for purchases of investments.
For the nine months ended September 30, 2022, net cash used in investing activities was $740,445 primarily due to $719,539 in acquisition related payments, net of cash acquired, to complete four acquisitions.

Financing activities
Net cash used in financing activities was $280,019 for the nine months ended September 30, 2023 primarily due to the net paydown of the Credit Facility of $195,902, payments for shares acquired of $57,527, and payments of dividends of $43,992.
For the nine months ended September 30, 2022, net cash provided by financing activities was $254,692 primarily due to an increase in net borrowings under the Credit Facility of $340,912, partially offset by net payments for shares acquired of $70,463, including shares repurchased under the Repurchase Program, and payments of dividends of $25,828.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Equity Securities
From July 1, 2023 to September 30, 2023, we issued 218,438 shares of our Class B Common Stock pursuant to the vesting of restricted stock and RSUs.
From July 1, 2023 to September 30, 2023, we issued 63,267 shares of our Class B Common Stock in connection with distributions from our DCP.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”

Item 6. Exhibits

Exhibit
Number	Description
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith. The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the U.S. Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: November 7, 2023	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)