Form 10-K
period 2023-12-31
BENTLEY SYSTEMS INC
filed 2024-02-27
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

FORM 10-K
______________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39548
______________________________________________________________________

BENTLEY SYSTEMS, INCORPORATED
(Exact name of registrant as specified in its charter)
______________________________________________________________________

Delaware	95-3936623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

685 Stockton Drive
Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 458-5000
______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B Common Stock, $0.01 Par Value	BSY	The Nasdaq Stock Market LLC

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $7.0 billion based on the closing price reported on the Nasdaq Stock Market LLC on that date. As of February 20, 2024, the registrant had 11,537,627 shares of Class A and 285,788,718 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K to the extent stated herein. The 2024 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-K

EXPLANATORY NOTE
This Annual Report on Form 10‑K is for the year ended December 31, 2023. This Annual Report on Form 10‑K modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10‑K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10‑K.
Unless indicated otherwise, throughout this Annual Report on Form 10‑K, we refer to Bentley Systems, Incorporated and its consolidated subsidiaries, as “Bentley Systems,” “Bentley,” the “Company,” “we,” “us,” and “our.”
This Annual Report on Form 10‑K contains trademarks, service marks, brands, or product names owned by us, as well as those owned by others.
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward‑looking statements. All statements contained in this report other than statements of historical facts, including statements regarding our future results of operations and financial condition, our business strategy, and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “could,” “would,” “seeks,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as well as statements regarding our focus for the future, are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations, projections, and assumptions about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements. The forward‑looking statements, as well as our report as a whole, are subject to risks and uncertainties.
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

PART I
Item 1. Business
Our Business
Bentley Systems is the infrastructure engineering software company.
Our purpose is to advance the world’s infrastructure for better quality of life. We empower people to design, build, and operate better and more resilient infrastructure through the adoption of our intelligent digital twin solutions.
We were founded in 1984 by the Bentley brothers and on September 25, 2020, we completed our initial public offering (“IPO”).
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, project and asset lifecycles, infrastructure sectors, and geographies. Our software enables digital workflows across engineering disciplines, across distributed project teams, and from offices to the field. Moreover, our intelligent digital twin solutions empower our users to achieve sustainable development goals (“SDGs”) by realizing outcomes that are more sustainable and resilient.
Our users design, build, and operate projects and assets across the following infrastructure sectors:
•Public Works/Utilities, which represents approximately 58% of our sector-attributable annualized recurring revenues (“ARR”)(1)(2), includes roads, rail, bridges, tunnels, airports, and ports; federal, state, and municipal agencies; and networks for electricity, gas, water, wastewater, and communications;
•Resources, which represents approximately 26% of our sector-attributable ARR(1)(2), includes mining, oil and gas “upstream,” offshore, pipelines, environmental management, and renewable energy;
•Industrial, which represents approximately 10% of our sector-attributable ARR(1)(2), includes process and discrete manufacturing, oil and gas “downstream,” and power generation; and
•Commercial/Facilities, which represents approximately 6% of our sector-attributable ARR(1)(2), includes campuses, office buildings, retail facilities, and hospitals.
Our Products and Solutions
We serve enterprises and professionals across the infrastructure lifecycle by improving project delivery and asset performance. For projects, our software encompasses conception, planning, surveying, design, engineering, and construction, as well as the collaboration required to coordinate and share the work of interdisciplinary and/or distributed project teams. For assets, our software spans the operating life of commissioned infrastructure assets, allowing our accounts to manage engineering changes for safety and compliance and to model performance and reliability to support operations and maintenance decisions.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR.
(2) Sector-attributable ARR refers to the proportion of our ARR which can be attributed either based on the sector-specific classification of the account and/or the sector-specific classification of the product giving rise to the ARR. The portions of our ARR which cannot be sector-attributed consist generally of ARR within accounts that are diversified engineering firms which work in multiple sectors, and as to that portion of their ARR which are for products that are not sector-specific, such as MicroStation, and structural or geotechnical modeling and simulation applications, and ProjectWise, which are used across any and all sectors.

Our engineering and geoprofessional applications are primarily cloud-connected desktop modeling and simulation applications that support the breadth of engineering and geoprofessional disciplines. Bentley Infrastructure Cloud, provided via cloud and hybrid environments, extends enterprise collaboration during project delivery, and helps manage engineering information during operations and maintenance. Powering these products and solutions is iTwin Platform, our cloud‑native technology platform to create, curate, and leverage infrastructure digital twins.
The proportions of our revenue generated respectively from engineering and geoprofessional applications for modeling and simulation, and from Bentley Infrastructure Cloud and its principal offerings, are referenced in the diagram below.

Our comprehensive portfolio of integrated software offerings comprises:
Engineering Applications. We offer an open modeling environment comprising domain‑specific authoring applications and an open simulation environment comprising applications to analyze the functional performance of designs that work together to improve engineering quality, streamline production of multi-discipline documentation, and reduce rework. These Bentley Open applications for modeling and simulation support a wide variety of file formats – both Bentley and third‑party – and industry standards and design codes, enabling digital workflows across design, simulation, and analysis, and ensuring engineering data is not locked in, but remains open and accessible.
Our engineering applications work together to improve infrastructure engineering quality and productivity, resulting in better project designs and deliverables. We take care to enable compatibility across successive generations of our applications, which enables engineers, throughout their careers, to maintain continuity with their preferred interfaces, formats, and methodologies, while advancing their work at the leading edge of innovation.
Our open modeling applications include:
•MicroStation, for flexible 3D design and documentation, providing the common modeling environment upon which our applications are built;
•OpenBridge, for the 3D design and documentation of bridges;
•OpenBuildings, for the 3D design and documentation of buildings and their integrated structural, HVAC, electrical, and plumbing systems;
•OpenCities, for the design and visualization of cities and campuses;
•OpenComms, for the planning, engineering, construction, and maintenance of fiber, coax, and hybrid fiber-coax networks;
•OpenFlows, for the planning, design, and operation of water, wastewater, and stormwater systems, incorporating hydrological, hydraulic, and flood modeling;
•OpenPlant, for the 2D and 3D design and documentation of process plants;
•OpenRail, for the planning, 3D design, and documentation of rail and transit systems;
•OpenRoads, for the planning, 3D design, and documentation of roads and highways;
•OpenSite, for the planning, 3D design, and documentation of building, residential development, and infrastructure sites;
•OpenTower, for the 3D design and analysis of communication towers;
•OpenTunnel, for the 3D design and analysis of tunnels;
•OpenUtilities, for the design and management of electric, gas, water, wastewater, and district energy networks; and
•OpenWindPower, for the structural analysis and design of fixed and floating offshore wind turbines.
Our open simulation applications include:
•ADINA, for nonlinear simulation and analysis;

•AutoPIPE, for analysis and simulation of pipe stress in industrial process plants;
•CUBE, for multi‑modal transportation network modeling and land‑use modeling;
•DYNAMEQ, for traffic simulation and dynamic traffic analysis;
•EMME, for multimodal urban, regional, and transport planning;
•LEGION, for pedestrian traffic simulation;
•Power Line Systems (“PLS”), for analysis and simulation of overhead electric power transmission lines and their structures;
•RAM, for analysis and simulation of building structural performance;
•SACS, for analysis and simulation of offshore structural performance;
•SPIDA, for analysis and simulation of utility poles and overhead assets; and
•STAAD, for analysis and simulation of infrastructure.
Geoprofessional Applications. Our geoprofessional applications support modeling and simulation to help engineers and scientists develop a detailed understanding, and take full account of, near and deep subsurface conditions.
These include industry‑leading earth modeling, subsurface‑data management, and geoprofessional team collaboration software and geotechnical products that supplement visible built-asset representations above ground with more probabilistic modeling of subsurface conditions – deepening the potential of infrastructure digital twins.
Our geoprofessional applications include:
•AGS, for processing, inversion, and visualization of geophysical data;
•Central, for geological model management, to visualize, track, integrate, and manage geoscience data from a centralized, auditable environment;
•GeoStudio, for integrated geotechnical analysis of slope stability, groundwater flow, and heat and mass transfer in soil and rock;
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
•OpenGround, for geotechnical information management for collecting, reporting, managing, visualizing, analyzing, and accessing geotechnical data; and

•PLAXIS, for geotechnical analysis to solve common and complex geotechnical problems, including advanced analysis for excavations, foundations, tunnels, and other infrastructure projects.
Bentley Infrastructure Cloud. Our enterprise information systems span the end‑to‑end lifecycle and value chain of the world’s infrastructure, helping engineers to produce higher quality deliverables, contractors to execute better with their supply chain, and owners to have a complete picture of their asset as early as possible.
Bentley Infrastructure Cloud encompasses:
•ProjectWise, for project delivery, supporting information and document management, and engineering‑specific collaboration and work‑sharing for distributed project teams and enterprises;
•SYNCHRO, for construction, spatially and temporally integrating a project’s 3D engineering models into its construction schedules to visualize and assess sequencing strategies; and
•AssetWise, for asset operations, capturing and managing changes to engineering models and enterprise information for compliance and safety, and to model performance and reliability.
By unifying data between engineering applications and enterprise systems, Bentley Infrastructure Cloud helps organizations manage their data in a single environment, enabling integrated workflows, improved collaboration, and increased productivity. Data also can be easily enriched throughout the lifecycle. Powered by the iTwin Platform and Bentley’s infrastructure schemas and thus seamlessly integrating with Bentley Open applications, Bentley Infrastructure Cloud enables better creation, delivery, and ongoing operation of better infrastructure, through complete and evergreen digital twins.
Bentley iTwin Platform. Our iTwin Platform for infrastructure digital twin solutions, leveraging our infrastructure schemas, enables users to create and curate cloud‑native 4D/5D digital representations of physical infrastructure assets, incorporating underlying engineering information federated with operational and enterprise data, and then to model, simulate, analyze, synchronize, track, and predict performance over time. Using digital twins, our users can more fully extend digital workflows across the entire infrastructure lifecycle, increasing the value of infrastructure engineers’ work.
Bentley iTwin Platform powers Bentley Infrastructure Cloud to add digital twin capabilities to our offerings for project delivery, construction, and asset operations. It also supports an emerging ecosystem of third‑party developers who use iTwin.js, an open‑source development library, to develop desktop, mobile, or web apps that leverage the iTwin Platform or that augment our iTwin products or those from third parties.
Some capabilities of the iTwin Platform are offered as discrete iTwin products. These include:
•iTwin Capture, for capturing, modeling, analyzing, and sharing reality data, enabling users to easily create engineering‑ready, high-resolution 3D meshes of infrastructure assets using drone video and survey imagery;
•iTwin Experience, for visualizing and navigating digital twins, empowering owner‑operators and their constituents with insights into critical infrastructure; and
•iTwin IoT, for acquiring and analyzing sensor data, enabling users to seamlessly incorporate Internet of Things (“IoT”) data created by sensors and condition monitoring devices for real-time safety and risk monitoring in infrastructure operations and construction activities.

Comprehensiveness of Our Offerings
Our offerings are comprehensive across professional disciplines, lifecycle stages, infrastructure sectors, and geographies, resulting in what we believe to be durable competitive advantages:
Professional Disciplines. Each infrastructure project requires seamless and deep collaboration among professional disciplines, which can include civil, structural, geotechnical, subsurface, and process engineers; architects; geospatial professionals; city and regional planners; contractors; fabricators; and operations and maintenance engineers. Our open modeling and open simulation applications facilitate iterative interactions between disciplines and coordination across project participants. Additionally, we believe our collaboration systems lead the market in managing infrastructure engineering firms’ preferred work-in-progress workflows.
Lifecycle Stages. Both project delivery enterprises and owner‑operators benefit from our software, which enables digital workflows to extend between project and asset lifecycles, from design to construction and ultimately asset management. This capability allows our users’ digital engineering models to be leveraged as the context for real-time condition monitoring to achieve better and safer operations and maintenance.
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
Geographies. While design codes may vary by country, infrastructure purposes and engineering practices are fundamentally the same throughout the world, which makes it possible for our infrastructure modeling applications to be used globally. Our offerings are available in most major languages, supporting country‑specific design codes, standards, and conventions. Our development teams are also globally dispersed, due in part to acquisitions made in various countries, but also to provide any needed last-mile localization of our applications. Our global comprehensiveness enables our project delivery accounts to compete more efficiently across geographic markets, thus also providing global supply‑chain sourcing choices for owners.
The Digital Twins Opportunity
Over our company’s history, as computing capabilities have advanced, the scope of infrastructure engineering software has correspondingly increased. However, project and asset lifecycle software markets have developed independently from one another and connecting digital workflows have not been offered. We believe the advancement from siloed project-specific software including for computer-aided design (CAD) and building information modeling (BIM), and asset-specific software including for geographic information systems (GIS), to unified and “evergreen” infrastructure digital twins will have the effect of merging what have been to date separate market spaces as well as enabling new use cases that were not possible or practical with previous technologies.
We believe that the growing adoption of infrastructure digital twins will serve to overcome the factors that have held back the digital advancement of infrastructure engineering and will facilitate the broader use of engineering data in the operation of infrastructure assets. Moreover, we believe that due to the comprehensiveness of our offerings across project and asset lifecycles, infrastructure digital twins and newly enabled digital workflows spanning design, construction, and operations will most particularly benefit our users and enhance our competitiveness.

Our Commercial Offerings
Licensing and Subscriptions
We offer a variety of licensing and subscription options so that users can choose what works best for them, their project, and their organization.
For larger organizations with centralized management of their engineering software portfolio, we offer our Enterprise 365 (“E365”) subscription. Our E365 subscription is an all‑inclusive global consumption‑based plan which provides access to our comprehensive portfolio of solutions with uniform pricing across all countries. E365 subscriptions require a Cloud Services Subscription (“CSS”) (as described below) and are charged to accounts primarily based upon daily usage or elective subscriptions, dependent on product. They are also inclusive of “Success Plans” (described below). Our ProjectWise and AssetWise enterprise collaboration solutions utilized under E365 are charged based on the total number of users within a calendar quarter, or fixed asset bands, respectively. While the majority of our E365 subscriptions revenue is attributed to daily consumption of our applications, E365 subscriptions can contain floors or collars on usage charges.
A perpetual license for Bentley software is a one‑time purchase with an annual maintenance subscription, called SELECT, which includes 24/7 technical support, access to learning resources, and the ability to exchange licenses for other software once a year. In addition, SELECT offers license pooling, which enables software access from multiple computers, and term licenses, which enables users to access software beyond their license entitlements for monthly or quarterly periods to cover short‑term surges in their workload.
We also offer a 12‑month named-user subscription including license, training, and knowledgeable engineering support procured through our e‑store, Virtuosity, which is a convenient and cost‑effective way for infrastructure professionals in small‑ and medium‑sized businesses (“SMBs”) to access Bentley software.
We deliver our Bentley Infrastructure Cloud capabilities under our CSS, charged quarterly based on the number of users of various levels of functionality. Pricing includes cloud provisioning, although some accounts elect on‑premises and/or hybrid hosting.
CSS streamlines the procurement, administration, and payment process for us and our accounts for cloud offerings, term licenses, and recurring services. Participants in our E365 program use CSS as the funding mechanism for their subscription. At the end of 2023, accounts representing approximately 60% of our total ARR(1) had chosen to institute, for licensing of our software, our commercial models eligible under CSS.
Success Plans and Services
For enterprise accounts, we have transitioned from a traditional paradigm of on‑demand technical support, and professional services contracted episodically, to instead delivering proactive and continuous engagement with users and accounts through “Success Plans.” Success Plans are designed with business outcomes in mind, ensuring that accounts receive the best results from our software. Working collaboratively with our accounts, our User Success specialists, consisting of over 600 colleagues, most with domain experience and credentials in infrastructure engineering, deliver Success Plans through structured engagements based on explicit and standardized “Success Blueprints” that include virtual or in‑person engagements with subject matter experts. Success Plans, based on allotted credits toward multiple Success Blueprints per calendar quarter, are bundled into our E365 subscription.
We also offer specialized digital integration services and consulting through our Cohesive business unit (described in more detail below), primarily to accounts that use IBM Maximo and our AssetWise solutions for managing their infrastructure asset operations and maintenance.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR.

Our Primary Growth Initiatives
Incremental to our long‑standing programmatic acquisition strategy, since 2020 we have determinedly invested internal resources to accelerate organic growth, with increasing success, through the following primary growth initiatives:
•Accretion in Enterprise Accounts: We have established that E365 helps our accounts implement, propagate, and upgrade our solutions more quickly, encouraging greater consumption of our software and stronger account relationships. We intend to continue to expand the reach of our E365 subscription within virtually all of our enterprise accounts;
•Accretion in SMBs: New business from SMB accounts, including from hundreds of new “logos” each quarter, has become a substantial contributor to our overall ARR growth(1), and we are encouraged to continue investment in our Virtuosity business and e‑store. Development and deployment of a “low touch” and ultimately “no touch” digital experience will enable this business to further scale and align with the market potential; and
•Catalyzing the Infrastructure Digital Twin Ecosystem: While engineering services firms (which make up approximately half of our existing business) agree that digital twins are fundamental to the evolution of infrastructure engineering, they tend to lack firsthand experience of introducing data‑centric offerings to owner‑operators or examples of successful business models. Cohesive represents our own investment to create a captive “digital integrator” to prove business models that we can subsequently impart to engineering services firms, accelerating the adoption of intelligent digital twin solutions.
Our Accounts
We provide our software solutions to over 41,000 accounts in 194 countries worldwide. Our revenues are balanced and diversified between engineering and construction contracting firms who work together to deliver the design and construction of capital projects (representing 50%, 50%, and 56% of our 2023, 2022, and 2021 total revenues, respectively), and their clients, the world’s public and private infrastructure asset owners and operators (representing 50%, 50%, and 44% of our 2023, 2022, and 2021 total revenues, respectively).
We bring our offerings to market primarily through direct sales channels, including through our account managers and our Virtuosity inside sales colleagues and e‑store, which generated approximately 92% of our 2023 total revenues. We also rely on specialist channel partners in geographic regions where we do not currently have a meaningful presence or where, for some of our offerings, direct sales efforts are less economically feasible. Channel partners accounted for approximately 8% of our 2023 total revenues.
We do not have material account concentration. No account, including any group of accounts under common control or accounts that are affiliates of each other, represented more than 2.0% of our total revenues in 2023 or 2022, or more than 2.5% of our total revenues in 2021.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR growth rate.

Our Acquisitions
Since our founding, we have purposefully pursued a strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, including 22 acquisitions over the past three years. Most acquired products had already been interfacing with our platform prior to acquisition, and our acquisition purpose is typically to improve their technical and commercial integration.
As a public company, we have been able to make platform acquisitions which appreciably increase our scale and/or the scope of our platform capabilities. Our platform acquisitions have been:
•Seequent Holdings Limited (“Seequent”) (2021), to enable infrastructure digital twin capabilities to incorporate modeling and simulation of full subsurface depths, and advancing infrastructure resilience and sustainability by helping geoprofessionals to understand environmental conditions and to mitigate environmental risks; and
•PLS (2022), to bring design, analysis, and management of overhead electric power transmission lines and structures to our grid digital twin solutions. PLS substantially completes the reach of our comprehensive portfolio for the lifecycle integration of grid infrastructure across electrical transmission, substation, and distribution assets, and communications towers.
Our relatively numerous and frequent programmatic acquisitions, which most often “fill white space” within our ecosystem, add their value principally by enhancing our platform comprehensiveness, and accordingly we consider this programmatic aspect of our growth as characteristically within our mainstream business performance (unlike platform acquisitions). Our average historical ARR growth rate(1) from programmatic acquisitions over the past three years has been approximately 1% measured on a constant currency basis.
Our Competition
The market for our software is highly competitive and subject to change. We compete against large, global, publicly‑traded companies that have resources greater than our own, and against small, new, or geographically‑focused firms that specialize in developing niche software offerings. While we do not believe that any competitor offers a portfolio as comprehensive as ours, we do face strong competition, varying by infrastructure lifecycle phase and sector:
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
•our key competitors in Commercial/Facilities applications include Autodesk, Inc., Nemetschek SE, and Trimble Inc.;
•our key competitors in project delivery systems include Autodesk, Inc. and Oracle Corporation; and
•our key competitors in asset performance systems include Aspen Technology, Inc., the AVEVA unit of Schneider Electric, Esri, and General Electric Company.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR growth rate.

The principal competitive factors affecting our market include:
•product features, performance, and effectiveness;
•reliability and security;
•openness and the ability to integrate with other technologies;
•price, commercial model, and total cost of use; and
•brand awareness and reputation.
We believe we compete favorably against our competitors based on the factors above and that we distinguish ourselves through the comprehensiveness of our software portfolio, our commitment to both integration and interoperability across the entire infrastructure lifecycle, our flexible commercial models, and our direct sales channels.
Our Research and Development
We make substantial investments in research and development because we believe the infrastructure engineering software market presents compelling opportunities for the application of new technologies that advance our current solutions. Our research and development roadmap balances technological advances and new offerings with continuous enhancements to existing offerings. Our allocation of research and development resources is guided by management‑established priorities, input from product managers, and feedback from various channels including users and user-facing teams.
As part of our resource allocation process, we also conduct a cost‑benefit analysis of acquiring available technology in the marketplace versus developing our own solutions.
Our Intellectual Property
We believe that the success of our business depends more on the quality of our proprietary software, technology, processes, and domain expertise than on copyrights, patents, trademarks, and trade secrets. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position depends primarily on obtaining legal protection for our software and technology. Instead, we believe that our competitive position depends primarily on our ability to maintain a leadership position by developing innovative proprietary software, technology, information, processes, and know‑how. Nevertheless, we rely on a combination of copyrights, patents, trademarks, and trade secrets in the United States (“U.S.”) and other jurisdictions to secure our intellectual property, and we use contractual provisions and non‑disclosure agreements to protect it. As of December 31, 2023, we had 168 patents granted and 60 patents pending in the U.S., the first of which expires on June 28, 2024, and 33 patents granted and 59 patents pending internationally, the first of which expires on January 12, 2025. In addition, from time to time we enter into collaboration arrangements and in‑bound licensing agreements with third parties, including certain of our competitors, in order to expand the functionality and interoperability of our software solutions. We are not substantially dependent upon any one of these arrangements, and we are not obligated to pay any material royalty or license fees with respect to them.
Our patents cover systems and methods relating to various aspects of software for infrastructure design and modeling, collaboration and work‑sharing, and infrastructure asset operations. Among other things, our patents address a broad range of issues in infrastructure domains from analyzing building energy usage and structural analysis, railway system maintenance, water network design and operation, and augmented reality, as well as techniques for creating, storing, displaying, and processing infrastructure models.

To innovate and increase our strategic position, our software developers are incentivized to alert our internal patent committee to innovations that might be patentable or of strategic value. In 2023, our patent committee reviewed 16 invention disclosures submitted by our software developers, and filed 15 U.S. and 12 foreign patent applications, while 14 U.S. and six foreign patents were granted. We also plan to assess appropriate occasions for seeking patent and other intellectual property protections for aspects of our technology and solutions that we believe constitute innovations providing significant competitive advantages. We have registered 171 trademarks, including “Bentley,” the Bentley logo, “AssetWise,” “Bentley Infrastructure Cloud,” “Bentley Open,” “iTwin,” “MicroStation,” “ProjectWise,” “Seequent,” “SYNCHRO,” and “Virtuosity,” with the U.S. Patent and Trademark Office and in several jurisdictions outside the U.S.
Our Production and Suppliers
Our principal supplier of cloud services is Microsoft, with whom we have entered into a multi-year contract for a committed level of expenditures for Azure. We are in negotiations with additional cloud services providers to expand our delivery capabilities and optimize costs.
Environmental, Social, and Governance
In 2023, we continued to build upon our strong commitment to sustainability with an emphasis on goal setting aligned with leading standards and continually improving our reporting. In the third year of our formal Environmental, Social, and Governance (“ESG”) strategy, we continued our regular engagement with stakeholders to solicit feedback on our ESG report. Included in our report were the results of our first materiality assessment, key objectives related to our priority topics, and new disclosure areas aligned with leading reporting frameworks and standards. We have enhanced our disclosures and reporting, including better defining our handprint (i.e., our users’ positive impacts empowered by using Bentley software) and sharing progress on key goals. Regarding our handprint, the United Nations’ SDGs focus on sustainable outcomes, providing a framework and inspiration for business policies and purpose. Combining the concepts of ESG and SDGs, we focus on “ES(D)G,” empowering sustainable development goals, by helping our users realize outcomes that are more sustainable, predictable, and resilient.
We look forward to sharing updates for our full year 2023 performance in our next ESG report, scheduled to be published in the second quarter of 2024. To learn more, visit our ESG website at https://www.bentley.com/company/esg-overview/. The information posted on this website is not incorporated into this Annual Report on Form 10‑K.
Human Capital Management
Our colleagues are a key success factor in driving our continued growth. Our talent strategy focuses on creating an enriching colleague experience through an inclusive and engaging culture in which colleagues can develop their career while making a positive impact by advancing the world’s infrastructure.
As of December 31, 2023, we had approximately 5,200 full‑time colleagues globally, including approximately 2,000 in the Americas (the U.S., Canada, and Latin America, including the Caribbean); approximately 1,500 in Europe, the Middle East, and Africa (“EMEA”); and approximately 1,700 in Asia‑Pacific (“APAC”). None of our full‑time U.S. colleagues are unionized. Outside the U.S., a small overall portion of our colleagues in certain countries are represented by a colleague representative organization, such as a union or colleague association. Our colleagues bring 66 languages to fulfill the needs of our globally dispersed accounts and users. Our colleagues are highly qualified with an average of seven years of total service and advanced academic credentials, including nearly 130 doctoral degrees and over 1,300 master’s‑level degrees.

Colleague Experience
We take a colleague‑centric approach in all that we do. We achieve a strong sense of belonging through focused efforts to build trust and enhance personal and organizational experiences. We encourage meaningful and continuous feedback through annual performance reviews, quarterly alignment sessions, and engagement surveys, helping encourage colleagues to feel engaged and ensuring they have the resources they need to perform the best and most rewarding work of their career.
A key differentiator in creating a positive experience for our colleagues is our Infrastructure Empowered Workforce Plan (“IEWP”). IEWP is a global strategy that empowers colleagues to take advantage of our physical offices for necessary in-person collaboration, while institutionalizing the flexibility to work remotely otherwise, fully enabled by technology. IEWP allows our colleagues to make the best of remote and in‑office work to perform at a higher level and enhances team and business productivity.
Talent Acquisition
We believe our Company’s purpose, mission, and values, as well as our culture, including an intentional commitment to flexible work through IEWP, are drivers for attracting and retaining colleagues. Our talent acquisition strategy leverages best practices to attract, engage, and hire top talent. We enjoy high levels of colleague referrals to supplement our corporate hiring practices, and nurture relationships with universities around the world to hire talented graduates into rotational assignments, all of which provides a strong talent pipeline.
Professional Development
With enhanced capacity to collaborate virtually, colleagues can grow their careers no matter where they are located. We empower colleagues with learning and development resources to support their continuous growth as individual contributors, team managers, or organization leaders. We offer live classroom learning, curated learning pathways, and open access to a powerful learning platform. We also focus on developing the personal and professional skills of our leaders. Our Leadership Excellence and Development (LEAD) Essentials program strives to equip leaders to guide their teams while leveraging Bentley core competencies and a “One Bentley” mindset.
Inclusion and Belonging
We are a global company with colleagues of different cultures, backgrounds, and perspectives based in more than 40 countries worldwide. We strive to build a culture where all colleagues feel a sense of belonging so that they can fully realize their potential and produce their best work. We have developed programs in the workplace and continue to invest in diversity partnerships so that our colleagues and communities can thrive.
Our Inclusion, Diversity, and Equity Alliance (“IDEA”) provides a platform for colleagues from all regions, departments, levels, and demographics to build community. IDEA currently has six focus groups: OpenPride, OpenAbilities, People of Color in the U.S., Women at Bentley, Veterans at Bentley, and IDEA India. Each IDEA focus group is sponsored by a member of our leadership team. We have held interactive sessions with our executives, emerging leaders, and talent acquisition teams in fostering inclusion and belonging and eliminating unconscious bias, and have implemented training for hiring managers to ensure fairness in the interview process.
Additional information on our diversity, equity, and inclusion programs can be found on our website at www.bentley.com/en/about-us/diversity-equity-inclusion.
Corporate Information
Bentley Systems, Incorporated was incorporated in Delaware in 1987 and is headquartered in Exton, Pennsylvania.

Website Access to Reports
Our internet address is www.bentley.com. The information posted on our website is not incorporated into this Annual Report on Form 10‑K. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations portion of our website at www.bentley.com (or investors.bentley.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
Our sales are based significantly on accounts’ demand for software solutions in the following infrastructure sectors: (i) public works/utilities; (ii) resources; (iii) industrial; and (iv) commercial/facilities. Although these sectors are typically countercyclical to one another in nature, each periodically experiences economic declines and may be exacerbated by other economic factors. If participants in any of these sectors reduce spending or allocate future funding in a manner that results in fewer infrastructure improvement or expansion projects, then our accounts’ underlying business may be impacted and demand for our software solutions may decrease or our rate of contract renewals may decrease. A prolonged decrease in such spending may harm our results of operations. Our accounts may request discounts or extended payment terms on new arrangements or seek to extend payment terms on existing arrangements due to lower levels of infrastructure spending or for other reasons, all of which may reduce revenue. We may not be able to adjust our operating expenses to offset such discounts or other arrangements because a substantial portion of our operating expenses is related to personnel, facilities, and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on our expectations for future revenues and demand.
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
Approximately 58%, 58%, and 59% of our total revenues were from outside the U.S. for the years ended December 31, 2023, 2022, and 2021, respectively. We anticipate that revenues from accounts outside the U.S. will continue to comprise a majority of our total revenues for the foreseeable future.
Our international revenues, including from emerging economies, are subject to general economic and political conditions in foreign markets and our revenues are impacted by the relative geographical and country mix of our revenues over time. These factors could adversely impact our international revenues and, consequently, our business. Our dependency on international revenues also makes us more exposed to global economic and political trends, which can negatively impact our financial results. Further, our operations outside the U.S. are subject to legal, regulatory, social, political, economic, and other risks inherent in international business operations, including, without limitation, local product preference and product requirements, trade protection measures, sanctions, quotas, embargoes, import and export licensing requirements, duties, tariffs or surcharges and more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, such as the General Data Protection Regulation (the “GDPR”) applicable in the European Union (the “E.U.”), the Personal Information Protection Law (the “PIPL”) applicable in China, and Brazil’s General Data Protection Law (the “LGPD”).

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
Approximately 18%, 18%, and 19% of our total revenues for the years ended December 31, 2023, 2022, and 2021 relate to infrastructure projects in APAC, including China. We cannot assure you that spending in these countries on infrastructure projects will continue at historical levels or increase in the future, or that demand for our software solutions in APAC in general will not be negatively affected by reductions in spending or other limitations.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We sell our solutions in 194 countries, primarily through a direct sales force located throughout the world. Approximately 58%, 58%, and 59% of our total revenues were from outside the U.S. for the years ended December 31, 2023, 2022, and 2021, respectively. As we continue to expand our presence in international regions, the portion of our revenues, expenses, cash, accounts receivable, and payment obligations denominated in foreign currencies continues to increase. Further, we anticipate that revenues from accounts outside of the U.S. will continue to comprise the majority of our total revenues for the foreseeable future.
Because of our international activities, we have revenues, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. For the years ended December 31, 2023, 2022, and 2021, 35%, 36%, and 47%, respectively, of our total revenues were denominated in a currency other than the U.S. dollar. As a result, we are subject to currency exchange risk. Our revenues and results of operations are adversely affected when the U.S. dollar strengthens relative to other currencies and are positively affected when the U.S. dollar weakens. As a result, changes in currency exchange rates will affect our financial condition, results of operations, and cash flows. In the event that there are economic declines in countries in which we conduct transactions, the resulting changes in currency exchange rates may affect our financial condition, results of operations, and cash flows. We are most impacted by movements in and among the euro, British pound, Canadian dollar, Australian dollar, Chinese yuan renminbi, and New Zealand dollar. For example, the Chinese yuan renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably, due to changes in foreign exchange for a wide variety of reasons, including actions instituted by China. Because of changes in trade between the U.S. and China, and renminbi internationalization, China may in the future announce further changes to the exchange rate system, and we cannot assure you that the renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future.
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
Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 95% of those balances held outside of the U.S. as of December 31, 2023 and 2022. Cash repatriation restrictions may limit our ability to repatriate cash held by our foreign subsidiaries. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. As a result, we may be required to seek sources of cash to fund our operations, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.
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
Sales through our global network of independent regional channel partners accounted for 8% of our total revenues for the years ended December 31, 2023, 2022, and 2021. These channel partners sell our software solutions in geographic regions where we do not have a meaningful presence, and in niche markets where they have specialized industry and technical knowledge. Where we rely on channel partners, we may have reduced contact with ultimate users that purchase through such channel partners, thereby making it more difficult to establish brand awareness, ensure proper installation, service ongoing requirements, estimate demand, and respond to the evolving needs of an account. Any of our channel partners may choose to terminate its relationship with us at any time. As a result, our ability to service the ultimate users who were interfacing with that channel partner may take time to develop as we divert resources to service those users directly or find a suitable alternative channel partner to continue the relationship. Any disruption in service may damage our reputation and business. In addition, our channel partners may be unable to meet their payment obligations to us, which would have a negative impact on our results of operations and revenues. Our channel partners may also not have loyalty to our brand and therefore may not be particularly motivated to sell our software solutions or services.

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
Risks Related to Information Technology (“IT”) Systems and Intellectual Property
Interruptions in the availability of server systems or communications with Internet, third‑party hosting facilities or cloud‑based services, or failure to maintain the security, confidentiality, accessibility, or integrity of data stored on such systems, could harm our business or impair the delivery of our managed services.
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
The risk of a security breach or disruption, particularly through cyber‑attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, domain name system attacks, wireless network attacks, viruses and worms, advanced persistent threat, application centric attacks, peer-to-peer attacks, phishing, backdoor trojans, and distributed denial of service attacks. Any of the foregoing could attack our accounts’ data (including their employees’ personal data), our data (including colleagues’ personal data), our IT systems or those of our accounts and/or critical vendors. It is virtually impossible for us to entirely eliminate this risk. Like all software, our software is vulnerable to cyber‑attacks. The impact of cyber‑attacks could disrupt the proper functioning of our software solutions or services, cause errors in the output of our accounts’ work, allow unauthorized access to sensitive, proprietary, or confidential information of ours or our accounts, and other destructive outcomes.

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
Globally, laws such as the GDPR in the European Economic Area, the LGPD in Brazil, and the PIPL in China, impose obligations directly on us as both a data controller and a data processor, as well as on many of our users. In addition, new and emerging state laws in the U.S. governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, and Connecticut’s Act Concerning

Personal Data Privacy and Online Monitoring have been enacted. These laws and regulations, as well as industry self-regulatory codes, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation.
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
Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products and services and the cost of conducting our business, which could harm our business, financial condition, and results of operations. The U.S. government has threatened substantial changes to trade agreements and has raised the possibility of imposing significant increases on tariffs on goods imported into the U.S., particularly from China. The imposition of additional tariffs by the U.S. could result in the adoption of tariffs by other countries, leading to a global trade war. In addition, certain of these risks may be heightened as a result of changing political climates. For example, the U.S. and China have been levying tariffs on their respective imports. Such tariffs could have a significant impact on our business and the business of our accounts. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and services and adversely affect revenue. If we fail to manage these dynamics successfully, our gross margins and profitability could be adversely affected.

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
We may incur additional debt in the future. Although the agreement governing the Credit Facility contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions which permit us and our subsidiaries to incur substantial debt. Adding new debt to current debt levels could intensify the related risks that we and our subsidiaries now face. Refer to the section titled “Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10‑K.
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
The accounting method for reflecting the 2026 Notes and 2027 Notes on our consolidated balance sheets and reflecting the underlying shares of our Class B common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
The conversion of some or all of the 2026 Notes and/or the 2027 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes and/or the 2027 Notes. Any sales in the public market of the Class B common stock issuable upon such conversion could adversely affect prevailing market prices of our Class B common stock. In addition, the existence of the 2026 Notes and 2027 Notes may encourage short selling by market participants because the conversion of the 2026 Notes and/or the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes and/or the 2027 Notes into shares of our Class B common stock could depress the price of our Class B common stock. As of December 31, 2023, without giving effect to any potential adjustments to the conversion rate set forth in the indenture or any limits on conversion, and assuming our Class B common stock is trading at or above $64.13 per share for the 2026 Notes and $83.23 per share for the 2027 Notes, 10,725,557 and 6,908,567 shares of our Class B common stock would be issuable upon a full conversion of the 2026 Notes and 2027 Notes, respectively.
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
Our Class A common stock has 29 votes per share, and our Class B common stock, which is the class of common stock that is issuable upon conversion of the 2026 Notes and 2027 Notes, and is the only class that is publicly traded and listed, has one vote per share. The beneficial owners of our Class A common stock together hold approximately 54.0% of the voting power of our outstanding common stock as of December 31, 2023. Moreover, as a result of the 29 to one voting ratio between our Class A and Class B common stock, the Bentley Control Group controls and will continue to control a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval, subject to the occurrence of certain events that would reduce the voting power of our Class A common stock or cause the conversion thereof. This concentrated control will limit or preclude stockholders’ ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The Bentley Control Group may also have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to such other stockholders’ interests.
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
General Risk Factors
Global economic and political conditions may negatively impact our business, financial condition, and results of operations.
Our operations and performance depend significantly on foreign and domestic economic and political conditions. Uncertainty regarding economic and political conditions may negatively impact us as accounts defer spending or postpone infrastructure projects in response to tighter credit, higher unemployment, higher interest rates, higher inflation, financial market volatility, government austerity programs, negative financial news, declining valuations of investments, and other factors. In addition, certain of our accounts’ budgets may be constrained and they may be unable to procure our solutions at the same level as in prior periods. Our accounts’ ability to pay for our software solutions and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write‑offs of accounts receivable. Since we are exposed to the majority of major world markets, uncertainty in any significant market may negatively impact our performance and results, particularly with respect to our largest geographic accounts. Our accounts include government entities, including the U.S. government, and if spending cuts impede the ability of governments to purchase our products and services, our revenues could decline. In addition, a number of our accounts rely, directly and indirectly, on government spending. We are unable to predict economic conditions or the likelihood of additional economic uncertainty arising in any of our key markets. Changes in economic conditions could result in us not meeting our revenue growth objectives and could harm our business, financial condition, results of operations, and cash flows.
Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting our business. These trends have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments, including, without limitation, as a result of or in connection with trade relations between the U.S. and China, as well as terrorist attacks, cyber events, armed conflicts (or the threat or escalation thereof), bank failures, civil unrest, espionage, natural disasters, epidemics, and pandemics in any of the countries in which we do business could harm our business, financial condition, and results of operations.
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
U.S. generally accepted accounting principles (“GAAP”) requires us to test for goodwill impairment at least annually. In addition, we assess our goodwill and amortizable intangible assets for impairment if events occur or circumstances change that would more likely than not reduce its fair value below its carrying value, including declines in stock price, market capitalization, or cash flows, and slower growth rates in our industry. Depending on the results of our assessment, we could be required to record a significant impairment charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets was determined, negatively impacting our results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a comprehensive process for: (i) identifying the assets, threats, and vulnerabilities that affect our information systems and networks; (ii) analyzing the likelihood and impact of potential cyberattacks on our assets, operations, and objectives; (iii) evaluating the existing cybersecurity controls and measures that we have in place to prevent, detect, and respond to cyberattacks; and (iv) implementing and monitoring the appropriate cybersecurity solutions and practices that reduce our cyber risk exposure and enhance our cyber resilience.
In doing so, our Global IT Security Team, which is comprised of dedicated privacy and security professionals and run by our Chief Information Security Officer (“CISO”), stays abreast of security industry and threat trends and regularly seeks to improve our cybersecurity risk management program. Our executive leadership team, with input and guidance from our CISO, is responsible for our overall enterprise risk management system and processes, and regularly considers cybersecurity risks in the context of other material risks to the Company.
As part of our overall cybersecurity strategy, as and when we detect cybersecurity threats, our Global IT Security team documents the relevant incident details, assesses the impact and severity of it, identifies the root cause and corrective actions, and communicates the incident to our CISO and any other relevant parties as needed. We also seek to address cybersecurity risks associated with our third-party vendors by making our Global IT Security team a key part of relevant vendor onboarding, whereby we conduct comprehensive risk assessments of such vendors’ cybersecurity policies and practices. When necessary, we utilize third party auditors and consultants to assess third-party cybersecurity risks, and we consult with outside counsel as appropriate, including on materiality analysis and disclosure matters. Our senior management makes the final materiality determinations and disclosure and other compliance decisions.
Our full Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, and, in conjunction with the Audit Committee, the related effects, if any, on financial reporting and internal controls. Our Chief Digital Officer and Chief Legal Officer, in conjunction with members of the Global IT Security team, regularly update the Board of Directors on the Company’s cybersecurity risk profile and incidents, if any, and our overall cybersecurity strategy and process improvements.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, refer to Item 1A. Risk Factors of this Annual Report on Form 10‑K.
Item 2. Properties
Our corporate headquarters are located in Exton, Pennsylvania and consist of approximately 107,000 square feet of office space, of which we own approximately 76,000 square feet. We lease the remaining approximate 31,000 square feet of headquarters space with expiration dates occurring in 2024 and 2025. Our headquarters accommodates our principal software engineering, sales, marketing professional services, and administrative activities. In addition to our headquarters, we own one other location in India, which is used for office space, that consists of approximately 31,000 square feet. We lease facilities in an additional 111 locations in the U.S. and internationally through our foreign subsidiaries. See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for more information about our lease commitments.
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
Our Class B common stock is traded on the Nasdaq Stock Market LLC under the symbol BSY. There is no established public trading market for our Class A common stock. See Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for more information about the terms of our common stock.
Stockholders
As of January 31, 2024, there were 15 holders of record of our Class A common stock and 2,199 holders of record of our Class B common stock. Because many of our shares of Class B common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of Class B stockholders represented by the record holders.
Dividend Policy
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.05 per share of common stock during the year ended December 31, 2023 and $0.03 per share of common stock during the years ended December 31, 2022 and 2021. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 12 of this Annual Report on Form 10‑K.
Recent Sales of Unregistered Equity Securities
From October 1, 2023 to December 31, 2023, we issued 564,558 shares of our Class B common stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”).
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10‑K. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10‑K. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10‑K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
During the fourth quarter of 2023, we changed our definitions of constant currency and constant currency growth rates. In reporting period‑over‑period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results on a transactional basis to our reporting currency using prior period average foreign currency exchange rates in which the transactions occurred. Our prior definition of constant currency calculated the effects of foreign currency fluctuations and constant currency information by translating current period results of our subsidiaries from their functional currencies to our reporting currency by using prior period average foreign currency exchange rates in reporting period‑over‑period results.
Prior period amounts have been revised to conform to the current period presentation using the updated constant currency and constant currency growth rates definitions. We are providing what our constant currency and constant currency growth rates results would have been pursuant to the prior definition for the applicable periods so that investors and potential investors that have analyzed these non-GAAP financial measures historically using our prior definitions can compare our historical results to our current results with respect to these non-GAAP financial measures using the prior definitions. Refer to the section titled “Non‑GAAP Financial measures” for reconciliations of constant currency non‑GAAP financial measures and their most directly comparable GAAP financial measures under the current and prior definitions.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation. Minor differences in totals and percentage calculations may exist due to rounding.
Overview:
Bentley Systems is the infrastructure engineering software company. Our purpose is to advance the world’s infrastructure for better quality of life. We empower people to design, build, and operate better and more resilient infrastructure through the adoption of our intelligent digital twin solutions. We manage our business globally within one reportable segment, the development and marketing of computer software and related services, which is consistent with how our chief operating decision maker (“CODM”) reviews and manages our business.
Executive Summary:
•Total revenues were $1,228,413 for the year ended December 31, 2023, up 11.8% or 11.9% on a constant currency basis(1) compared to the prior year;
•Subscriptions revenues were $1,080,307 for the year ended December 31, 2023, up 12.5% or 12.5% on a constant currency basis(1) compared to the prior year;
•ARR(2) was $1,174,774 as of December 31, 2023, compared to $1,036,548 as of December 31, 2022, representing a constant currency ARR growth rate(2) of 12.5%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of the year ended December 31, 2023, compared to 110% as of December 31, 2022;

•Operating income was $230,542 for the year ended December 31, 2023, compared to $208,612 for the prior year;
•Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”)(1) was $324,677 for the year ended December 31, 2023, compared to $273,929 for the prior year; and
•Cash flow from operations was $416,696 for the year ended December 31, 2023, compared to $274,324 for the prior year.

(1)Constant currency and Adjusted OI w/SBC are non‑GAAP financial measures. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our definitions and our uses of constant currency and Adjusted OI w/SBC.
(2)Refer to the “Key Business Metrics” section for additional information, including our definitions and our uses of ARR, ARR growth rate, and recurring revenues dollar-based net retention rate.
(3)Adjusted OI w/SBC is a non‑GAAP financial measure. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our definition and our use of Adjusted OI w/SBC.
Results of Operations:
Impact of Foreign Currency
Our results of operations have been, and in the future will be, affected by changes in foreign currency exchange rates. For the years ended December 31, 2023, 2022, and 2021, approximately 35%, 36%, and 47%, respectively, of our total revenues and 45%, 46%, and 42%, respectively, of our total operating expenses were denominated in foreign currencies from outside the U.S. including most significantly: euros, British pounds, Canadian dollars, Australian dollars, Chinese yuan renminbi, and New Zealand dollars. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure.
We identify the effects of foreign currency on our operations and present constant currency growth rates and fluctuations because we believe exchange rates are an important factor in understanding period‑over‑period comparisons and enhance the understanding of our results and evaluation of our performance. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Revenues
We generate revenues from subscriptions, perpetual licenses, and services. Our total revenues are diversified by account type, size, and geography. Our sources of revenue growth, excluding the impact from acquisitions, come from additional subscriptions revenues from existing accounts using the same products and represent the majority of our revenue growth, additional subscriptions revenues from existing accounts using new products, and subscriptions revenues from new accounts. We believe that we have a loyal account base, with over 70% of our total revenues for the years ended December 31, 2023, 2022, and 2021 generated from organizations that have been our accounts for over ten years.

In addition to our results of operations discussed below, the following is supplemental data of our revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2023	2022	2021
Revenues from:
Direct sales channels	92%	92%	92%
Indirect channel partners	8%	8%	8%

Revenues from:
Subscriptions	88%	87%	84%
Recurring services	1%	2%	2%
Total recurring revenues	89%	89%	86%
Perpetual licenses and other services	11%	11%	14%

Largest account represents no more than	2.0%	2.0%	2.5%
The volume, mix, and duration of contract types starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period-over-period. Our subscriptions, perpetual licenses, and services offerings are recognized pursuant to applicable GAAP guidance. See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our revenues. We believe that subscription revenues will continue to comprise a majority of our total revenues.
Consolidated Revenues
Current Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Subscriptions	$1,080,307	$960,220	$812,807	12.5%	12.5%	18.1%	22.0%
Perpetual licenses	46,038	43,377	53,080	6.1%	7.3%	(18.3%)	(14.1%)
Subscriptions and licenses	1,126,345	1,003,597	865,887	12.2%	12.3%	15.9%	19.8%
Services	102,068	95,485	99,159	6.9%	7.5%	(3.7%)	(0.1%)
Total revenues	$1,228,413	$1,099,082	$965,046	11.8%	11.9%	13.9%	17.7%

(1)Constant currency is a non‑GAAP financial measure. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our current definition and our use of constant currency, and for a reconciliation of constant currency growth rates.

Prior Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Subscriptions	$1,080,307	$960,220	$812,807	12.5%	11.7%	18.1%	24.3%
Perpetual licenses	46,038	43,377	53,080	6.1%	5.9%	(18.3%)	(12.1%)
Subscriptions and licenses	1,126,345	1,003,597	865,887	12.2%	11.4%	15.9%	22.1%
Services	102,068	95,485	99,159	6.9%	7.5%	(3.7%)	0.4%
Total revenues	$1,228,413	$1,099,082	$965,046	11.8%	11.1%	13.9%	19.8%

(1)Constant currency is a non‑GAAP financial measure. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the year ended December 31, 2023 was primarily driven by increases in subscriptions revenues, and to a lesser extent, services and perpetual licenses revenues.
Subscriptions. For the year ended December 31, 2023, the increase in subscriptions revenues was primarily driven by improvements in our business performance of approximately $115,786 ($116,406 on a constant currency basis) and the impact of our platform acquisition of approximately $4,301 ($4,111 on a constant currency basis). Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate. The platform acquisition impact relates to our acquisition of PLS and is inclusive of PLS’ organic performance.
The improvements in business performance were primarily driven by expansion from accounts with revenues in the prior period (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the year ended December 31, 2023 were led by our engineering applications, geoprofessional applications, and our Bentley Infrastructure Cloud for project delivery.
Perpetual licenses. For the year ended December 31, 2023, the increase in perpetual licenses revenues was primarily driven by improvements in business performance of approximately $2,661 ($3,181 on a constant currency basis).
Services. For the year ended December 31, 2023, the increase in services revenues was primarily driven by improvements in our business performance of approximately $6,583 ($7,138 on a constant currency basis).
For the year ended December 31, 2023, the improvements in business performance were primarily driven by contributions from Cohesive digital integrator services of approximately $8,684 ($8,834 on a constant currency basis).

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.
Current Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Americas	$650,926	$584,794	$483,087	11.3%	11.4%	21.1%	21.2%
EMEA	353,550	312,804	300,123	13.0%	12.1%	4.2%	12.9%
APAC	223,937	201,484	181,836	11.1%	13.0%	10.8%	16.3%
Total revenues	$1,228,413	$1,099,082	$965,046	11.8%	11.9%	13.9%	17.7%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our current definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Prior Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Americas	$650,926	$584,794	$483,087	11.3%	11.0%	21.1%	22.1%
EMEA	353,550	312,804	300,123	13.0%	11.1%	4.2%	15.4%
APAC	223,937	201,484	181,836	11.1%	11.2%	10.8%	21.1%
Total revenues	$1,228,413	$1,099,082	$965,046	11.8%	11.1%	13.9%	19.8%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the year ended December 31, 2023, the increase in revenues from the Americas was primarily driven by improvements in our business performance of approximately $62,442 ($63,450 on a constant currency basis) and the impact from our platform acquisition of approximately $3,690 ($3,237 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2023 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.
EMEA. For the year ended December 31, 2023, the increase in revenues from EMEA was primarily driven by improvements in our business performance of approximately $40,297 ($37,345 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2023 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom (“U.K.”), and the Middle East and Africa, partially offset by reductions in Russia due to exiting our operations beginning in the second quarter of 2022.
APAC. For the year ended December 31, 2023, the increase in revenues from APAC was primarily driven by improvements in our business performance of approximately $22,291 ($25,930 on a constant currency basis).

The improvements in business performance for the year ended December 31, 2023 were primarily due to expansion of our subscriptions revenues from existing accounts in India, Australia, and Southeast Asia, partially offset by declines in China.
Total revenues in China for the year ended December 31, 2023 increased as compared to the same period in the prior year, primarily due to expansion of our perpetual licenses revenues. The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.
Cost of Revenues and Operating Expense (Income)
Headcount-Related Costs
For the years ended December 31, 2023, 2022, and 2021, approximately 80% of our aggregate cost of revenues, research and development, selling and marketing, and general and administrative expenses were represented by what we refer to herein as “headcount‑related” costs. These costs primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment of our colleagues, and third‑party personnel expenses and related overhead. Our headcount‑related costs are variable in nature. We actively manage these costs to align to our trending run rate of revenue performance, with the objective of enhancing visibility and predictability of resulting operating profit margins.
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve our accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in AI product development. The realignment program resulted in realignment costs of $12,579, which represent termination benefits for colleagues whose roles were impacted (less than five percent of total headcount). See Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. The realignment program activities have been broadly implemented across our various businesses with the intention that substantially all actions, including payment of the termination benefits, will be fully completed by mid‑2024. The impact of the realignment program on headcount-related costs for the year ended December 31, 2023 is included in our discussion below.
Cost of Revenues
Current Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Cost of subscriptions and licenses	$169,406	$147,578	$124,321	14.8%	15.1%	18.7%	22.2%
Cost of services	96,677	89,435	92,218	8.1%	9.0%	(3.0%)	2.0%
Total cost of revenues	$266,083	$237,013	$216,539	12.3%	12.8%	9.5%	13.6%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our current definition and our use of constant currency, and for a reconciliation of constant currency growth rates.

Prior Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Cost of subscriptions and licenses	$169,406	$147,578	$124,321	14.8%	14.7%	18.7%	24.5%
Cost of services	96,677	89,435	92,218	8.1%	9.0%	(3.0%)	2.3%
Total cost of revenues	$266,083	$237,013	$216,539	12.3%	12.5%	9.5%	15.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. Cost of subscriptions and licenses expenses primarily include headcount‑related costs, as well as depreciation of property and equipment and amortization of capitalized software costs associated with servicing software subscriptions, amortization of intangible assets associated with acquired software and technology, channel partner compensation for providing sales coverage to users, as well as cloud‑related costs incurred for servicing our accounts using cloud provisioned solutions and our license administration platform.
For the year ended December 31, 2023, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in headcount‑related costs of approximately $14,407, mainly due to an increase in headcount and annual compensation costs, and an increase in cloud‑related costs of approximately $4,949.
Cost of services. Cost of services expenses primarily include headcount‑related costs, as well as depreciation of property and equipment and amortization of capitalized software costs, used for providing training, implementation, configuration, and customization services to accounts.
For the year ended December 31, 2023, on a constant currency basis, cost of services increased primarily due to an increase in headcount‑related costs of approximately $7,991, mainly due to third‑party personnel costs, and to a lesser extent, increases in headcount and annual compensation costs, partially offset by lower acquisition-related retention incentives.

Operating Expense (Income)
Current Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Research and development	$274,619	$257,856	$220,915	6.5%	7.5%	16.7%	21.8%
Selling and marketing	224,336	195,622	162,240	14.7%	14.9%	20.6%	25.8%
General and administrative	180,738	174,647	150,116	3.5%	3.6%	16.3%	19.1%
Deferred compensation plan	13,580	(15,782)	95,046	NM	NM	NM	NM
Amortization of purchased intangibles	38,515	41,114	25,601	(6.3%)	(6.3%)	60.6%	67.5%
Total operating expenses	$731,788	$653,457	$653,918	12.0%	12.5%	(0.1%)	3.8%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our current definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Prior Definition of Constant Currency:

				% Change		% Change
				2022 to 2023		2021 to 2022
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2023	2022	2021	%	%(1)	%	%(1)
Research and development	$274,619	$257,856	$220,915	6.5%	7.5%	16.7%	22.1%
Selling and marketing	224,336	195,622	162,240	14.7%	15.0%	20.6%	26.3%
General and administrative	180,738	174,647	150,116	3.5%	3.5%	16.3%	19.7%
Deferred compensation plan	13,580	(15,782)	95,046	NM	NM	NM	NM
Amortization of purchased intangibles	38,515	41,114	25,601	(6.3%)	(6.1%)	60.6%	67.2%
Total operating expenses	$731,788	$653,457	$653,918	12.0%	12.5%	(0.1%)	4.2%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. Research and development expenses primarily include headcount‑related costs, as well as costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached, which is generally shortly before the release of such products. Our research and development roadmap balances technology advances and new offerings with continuous enhancements to existing offerings. Our allocation of research and development resources is based on a cost‑benefit analysis of acquiring available technology in the marketplace versus developing our own solutions. We anticipate that we will continue to make substantial investments in research and development because we believe the infrastructure engineering software market presents compelling opportunities for the application of new technologies that advance our current solutions.

For the year ended December 31, 2023, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of approximately $18,730, mainly due to an increase in annual compensation costs and headcount, and to a lesser extent, realignment expenses, partially offset by a decrease in stock‑based compensation expense primarily related to the April 2023 retirement of founder and former Chief Technology Officer, Keith Bentley. The retirement of Mr. Bentley contributed to a deceleration of research and development expenses growth during 2023.
Selling and marketing. Selling and marketing expenses primarily include headcount‑related costs, as well as the expense of online marketing, product marketing and other brand‑building activities, such as advertising, trade shows, and expositions, and various sales and promotional programs. We anticipate that we will continue to make strategic investments in our global business systems and methods to enhance major account sales activities and to support our worldwide sales and marketing strategies, and the business in general.
For the year ended December 31, 2023, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of approximately $27,584, mainly due to an increase in headcount and annual compensation costs, and to a lesser extent, realignment expenses.
General and administrative. General and administrative expenses primarily include headcount‑related costs for our finance, human resources, and legal functions, as well as professional fees for legal and accounting services. General and administrative expenses also include acquisition costs, which consist of costs related to legal, accounting, valuation, insurance, and other consulting and transaction fees. Additionally, acquisition costs will drive fluctuations in general and administrative expenses depending on the timing of business combinations.
For the year ended December 31, 2023, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of approximately $18,248, mainly due to an increase in headcount and annual compensation costs, and to a lesser extent, third‑party personnel costs. Partially offsetting these increases were lower non‑income related taxes of approximately $6,001 and lower acquisition expenses of approximately $5,777.
Deferred compensation plan. Deferred compensation plan reflects the expense (income) recorded related to changes in deferred compensation plan liabilities, which are marked to market at the end of each reporting period.
For the year ended December 31, 2023, deferred compensation plan expense (income) was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. Amortization of purchased intangibles includes the amortization of acquired non‑product related intangible assets, primarily customer relationships, trademarks, and non‑compete agreements recorded in connection with completed acquisitions.
For the year ended December 31, 2023, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to the prior year.

Interest Expense, Net

				% Change
	Year Ended December 31,			2022	2021
	2023	2022	2021	to 2023	to 2022
Interest expense	$(41,331)	$(35,056)	$(11,527)	17.9%	NM
Interest income	1,538	421	306	NM	37.6%
Interest expense, net	$(39,793)	$(34,635)	$(11,221)	14.9%	NM

Percentage changes that are considered not meaningful are denoted with NM.
Interest expense, net primarily represents interest associated with the Credit Facility, the 2026 Notes, the 2027 Notes, amortization and write‑off of deferred debt issuance costs, and interest income from our investments in money market funds. The majority of our debt is protected from rising interest rates, through either very low fixed coupon interest on our convertible notes or our $200,000 interest rate swap, which expires in 2030.
For the year ended December 31, 2023, interest expense, net increased primarily due to a higher weighted average interest rate on borrowings under the Credit Facility, partially offset by lower weighted average debt outstanding.
Other (Expense) Income, Net

	Year Ended December 31,
	2023	2022	2021
(Loss) gain from:
Change in fair value of interest rate swap	$(5,038)	$27,083	$9,770
Foreign exchange (1)	2,497	(9,901)	827
Sale of aircraft	—	2,029	—
Change in fair value of acquisition contingent consideration	—	1,427	(550)
Receipts (payments) related to interest rate swap	8,803	1,947	(1,270)
Other (expense) income, net (2)	(13,484)	1,713	1,184
Total other (expense) income, net	$(7,222)	$24,298	$9,961

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange gains (losses) of $3,163, $(7,369), and $(779) for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Other (expense) income, net includes investment impairment and other charges of $(16,988), partially offset by gains on investments of $2,360 for the year ended December 31, 2023.

(Benefit) Provision for Income Taxes

	Year Ended December 31,
	2023	2022	2021
Income before income taxes	$183,527	$198,275	$93,329
(Benefit) provision for income taxes	$(143,241)	$21,283	$(3,448)
Effective tax rate	(78.0)%	10.7%	(3.7)%
(Benefit) provision for income taxes includes the aggregate consolidated income tax expense for U.S. domestic and foreign income taxes.
For the year ended December 31, 2023, the effective tax rate was lower as compared to the year ended December 31, 2022 primarily due to the discrete tax benefit recognized as a result of the internal legal entity restructuring described below. The benefit of the internal legal entity restructuring was partially offset by an increase in the effective tax rate impact of the Global Intangible Low‑Taxed Income (“GILTI”) inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes and a decrease in discrete tax benefits related to stock-based compensation, net of the impact from officer compensation limitation provisions, recognized during the current year. For the years ended December 31, 2023 and 2022, we recorded discrete tax benefits of $14,648 and $20,501, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
During the fourth quarter of 2023, we recognized a net discrete income tax benefit of $170,784 attributable to internal legal entity restructuring and related intra-entity transactions as part of our continuing efforts to align intellectual property ownership with our business operating model. These transactions resulted in the recognition of deferred tax benefits arising from the net increase in deferred tax assets related to intangibles and goodwill of $171,622. The deferred tax assets represent the undiscounted future anticipated cash tax impacts of basis differences, which are expected to be realized through tax amortization over the next 13 years. See Note 16 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information.
Key Business Metrics:
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

	December 31,
	2023	2022	2021
ARR	$1,174,774	$1,036,548	$921,218
Last twelve-months recurring revenues	$1,096,677	$978,024	$834,150
Twelve-months ended constant currency (1):
ARR growth rate	12.5%	15%	26%
Account retention rate	98%	98%	98%
Recurring revenues dollar-based net retention rate	109%	110%	109%

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
ARR is defined as the sum of the annualized value of our portfolio of contracts that produce recurring revenues as of the last day of the reporting period, and the annualized value of the last three months of recognized revenues for our contractually recurring consumption‑based software subscriptions with consumption measurement durations of less than one year, calculated using the spot foreign currency exchange rates. We believe that the last three months of recognized revenues, on an annualized basis, for our recurring software subscriptions with consumption measurement period durations of less than one year is a reasonable estimate of the annual revenues, given our consistently high retention rate and stability of usage under such subscriptions.
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 47%, 43%, and 38% as of December 31, 2023, 2022, and 2021, respectively, with our E365 subscription offering representing 41%, 35%, and 29% of total ARR as of December 31, 2023, 2022, and 2021, respectively.
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
Our ARR growth rate was favorably impacted by the ARR onboarding from our platform acquisition of PLS by 2.5% for the year ended December 31, 2022.
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

The last twelve‑months recurring revenues for the periods ended December 31, 2023, 2022, and 2021 compared to the last twelve‑months of the comparative twelve‑month period increased by $118,653, $143,874, and $137,488, respectively. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisitions of PLS and Seequent. For the twelve months ended December 31, 2023, 2022, and 2021, 89%, 89%, and 86%, respectively, of our revenues were recurring revenues.
Account Retention Rate
Account retention rate is a key business metric that we believe is useful in evaluating the long‑term value of our account relationships and our ability to retain our account base. We believe that our consistent and high account retention rates illustrate our ability to retain and cultivate long‑term relationships with our accounts.
Account retention rate for any given twelve-month period is calculated using the average foreign currency exchange rates for the prior period, as follows: the prior period recurring revenues from all accounts with recurring revenues in the current and prior period, divided by total recurring revenues from all accounts during the prior period.
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
Given that recurring revenues represented 89%, 89%, and 86% of our total revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
Non-GAAP Financial Measures:
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

Adjusted OI w/SBC is our primary performance measure, which excludes certain expenses and charges, including the non-cash amortization expense resulting from the acquisition of intangible assets, as we believe these may not be indicative of our core business operating results. We intentionally include stock-based compensation expense in this measure as we believe it better captures the economic costs of our business.
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
Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Year Ended December 31,
	2023	2022	2021
Operating income	$230,542	$208,612	$94,589
Amortization of purchased intangibles (1)	51,219	53,592	34,001
Deferred compensation plan (2)	13,580	(15,782)	95,046
Acquisition expenses (3)	17,866	25,398	34,368
Realignment expenses (4)	11,470	2,109	—
Adjusted OI w/SBC	324,677	273,929	258,004
Stock-based compensation expense (5)	71,470	74,566	48,152
Adjusted operating income	$396,147	$348,495	$306,156

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

(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of general and administrative expense (see Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. For the year ended December 31, 2022, $9,804 of our acquisition expenses related to our platform acquisition of PLS. For the year ended December 31, 2021, $16,557 and $1,644 of our acquisition expenses related to our platform acquisitions of Seequent and PLS, respectively.
(4)Realignment expenses. We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. For the year ended December 31, 2023, Realignment expenses were primarily associated with a strategic realignment program to better serve our accounts and to better align resources with the strategy of the business during the fourth quarter of 2023. In connection with these actions, we recognized $12,579 of realignment costs related to termination benefits for colleagues whose roles were impacted (see Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Partially offsetting these costs was income associated with the continued wind down of our Russian entities. For the year ended December 31, 2022, Realignment expenses were comprised of asset impairments and termination benefits as a result of our decision to wind down business and exit the Russian market beginning in the second quarter of 2022.
(5)Stock‑based compensation expense. We exclude non-cash stock‑based compensation expenses from certain of our non‑GAAP measures because we believe this is useful to investors in making comparisons to other companies.
Constant Currency
Constant currency and constant currency growth rates are non-GAAP financial measures that present our results of operations excluding the estimated effects of foreign currency exchange rate fluctuations. A significant amount of our operations is conducted in foreign currencies. As a result, the comparability of the financial results reported in U.S. dollars is affected by changes in foreign currency exchange rates. We use constant currency and constant currency growth rates to evaluate the underlying performance of the business, and we believe it is helpful for investors to present operating results on a comparable basis period over period to evaluate its underlying performance.
During the fourth quarter of 2023, we changed our definitions of constant currency and constant currency growth rates. In reporting period‑over‑period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current period results on a transactional basis to our reporting currency using prior period average foreign currency exchange rates in which the transactions occurred. Our prior definition of constant currency calculated the effects of foreign currency fluctuations and constant currency information by translating current period results of our subsidiaries from their functional currencies to our reporting currency by using prior period average foreign currency exchange rates in reporting period‑over‑period results.
We made this modification in order to better align with how we manage the business, to better reflect our performance during a reporting period, and to make the effects of foreign currency fluctuations and constant currency information more easily comparable on a period‑over‑period basis. Prior period amounts have been revised to conform to the current period presentation using the updated constant currency and constant currency growth rates definition. We are providing what our constant currency and constant currency growth rates results would have been pursuant to the prior definition for the applicable periods so that investors and potential investors that have analyzed these non-GAAP financial measures historically using our prior definitions can compare our historical results to our current results with respect to these non-GAAP financial measures using the prior definitions. Reconciliations of constant currency non‑GAAP financial measures and their most directly comparable GAAP financial measures under the current and prior definitions are included below.

Reconciliation of consolidated revenues to consolidated revenues in constant currency:
Current definition:
Constant Currency % Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Subscriptions	$1,080,307	$1,239	$1,081,546	$960,220	$809	$961,029
Perpetual licenses	46,038	563	46,601	43,377	43	43,420
Subscriptions and licenses	1,126,345	1,802	1,128,147	1,003,597	852	1,004,449
Services	102,068	684	102,752	95,485	129	95,614
Total revenues	$1,228,413	$2,486	$1,230,899	$1,099,082	$981	$1,100,063
Constant Currency % Change 2021 to 2022:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency
Subscriptions	$960,220	$31,064	$991,284	$812,807	$(19)	$812,788
Perpetual licenses	43,377	2,220	45,597	53,080	(2)	53,078
Subscriptions and licenses	1,003,597	33,284	1,036,881	865,887	(21)	865,866
Services	95,485	3,545	99,030	99,159	(11)	99,148
Total revenues	$1,099,082	$36,829	$1,135,911	$965,046	$(32)	$965,014
Prior definition:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange	Constant Currency	Actual	Impact of Foreign Exchange	Constant Currency
Subscriptions	$1,080,307	$(8,095)	$1,072,212	$960,220	$50,030	$1,010,250
Perpetual licenses	46,038	(107)	45,931	43,377	3,269	46,646
Subscriptions and licenses	1,126,345	(8,202)	1,118,143	1,003,597	53,299	1,056,896
Services	102,068	538	102,606	95,485	4,102	99,587
Total revenues	$1,228,413	$(7,664)	$1,220,749	$1,099,082	$57,401	$1,156,483

Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:
Current definition:
Constant Currency % Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Americas	$650,926	$242	$651,168	$584,794	$(313)	$584,481
EMEA	353,550	(2,841)	350,709	312,804	151	312,955
APAC	223,937	5,085	229,022	201,484	1,143	202,627
Total revenues	$1,228,413	$2,486	$1,230,899	$1,099,082	$981	$1,100,063
Constant Currency % Change 2021 to 2022:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency
Americas	$584,794	$860	$585,654	$483,087	$115	$483,202
EMEA	312,804	25,696	338,500	300,123	(348)	299,775
APAC	201,484	10,273	211,757	181,836	201	182,037
Total revenues	$1,099,082	$36,829	$1,135,911	$965,046	$(32)	$965,014
Prior definition:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange	Constant Currency	Actual	Impact of Foreign Exchange	Constant Currency
Americas	$650,926	$(1,594)	$649,332	$584,794	$5,218	$590,012
EMEA	353,550	(6,099)	347,451	312,804	33,524	346,328
APAC	223,937	29	223,966	201,484	18,659	220,143
Total revenues	$1,228,413	$(7,664)	$1,220,749	$1,099,082	$57,401	$1,156,483

Reconciliation of cost of revenues to cost of revenues in constant currency:
Current definition:
Constant Currency % Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Cost of subscriptions and licenses	$169,406	$382	$169,788	$147,578	$(45)	$147,533
Cost of services	96,677	772	97,449	89,435	(53)	89,382
Total cost of revenues	$266,083	$1,154	$267,237	$237,013	$(98)	$236,915
Constant Currency % Change 2021 to 2022:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency
Cost of subscriptions and licenses	$147,578	$4,246	$151,824	$124,321	$(47)	$124,274
Cost of services	89,435	4,635	94,070	92,218	(9)	92,209
Total cost of revenues	$237,013	$8,881	$245,894	$216,539	$(56)	$216,483
Prior definition:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange	Constant Currency	Actual	Impact of Foreign Exchange	Constant Currency
Cost of subscriptions and licenses	$169,406	$(149)	$169,257	$147,578	$7,253	$154,831
Cost of services	96,677	823	97,500	89,435	4,932	94,367
Total cost of revenues	$266,083	$674	$266,757	$237,013	$12,185	$249,198

Reconciliation of operating expense (income) to operating expense (income) in constant currency:
Current definition:
Constant Currency % Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Research and development	$274,619	$2,592	$277,211	$257,856	$(36)	$257,820
Selling and marketing	224,336	427	224,763	195,622	(48)	195,574
General and administrative	180,738	182	180,920	174,647	(6)	174,641
Deferred compensation plan	13,580	—	13,580	(15,782)	—	(15,782)
Amortization of purchased intangibles	38,515	88	38,603	41,114	68	41,182
Total operating expenses	$731,788	$3,289	$735,077	$653,457	$(22)	$653,435
Constant Currency % Change 2021 to 2022:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2021 Rates	Constant Currency
Research and development	$257,856	$11,118	$268,974	$220,915	$(15)	$220,900
Selling and marketing	195,622	8,407	204,029	162,240	(9)	162,231
General and administrative	174,647	4,190	178,837	150,116	(8)	150,108
Deferred compensation plan	(15,782)	—	(15,782)	95,046	—	95,046
Amortization of purchased intangibles	41,114	1,758	42,872	25,601	—	25,601
Total operating expenses	$653,457	$25,473	$678,930	$653,918	$(32)	$653,886
Prior definition:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange	Constant Currency	Actual	Impact of Foreign Exchange	Constant Currency
Research and development	$274,619	$2,491	$277,110	$257,856	$11,791	$269,647
Selling and marketing	224,336	615	224,951	195,622	9,274	204,896
General and administrative	180,738	(11)	180,727	174,647	4,979	179,626
Deferred compensation plan	13,580	—	13,580	(15,782)	—	(15,782)
Amortization of purchased intangibles	38,515	95	38,610	41,114	1,680	42,794
Total operating expenses	$731,788	$3,190	$734,978	$653,457	$27,724	$681,181

Liquidity and Capital Resources:
Cash and Cash Equivalents

	December 31,
	2023	2022
Cash and cash equivalents held domestically	$3,693	$3,883
Cash and cash equivalents held by foreign subsidiaries	64,719	67,801
Total cash and cash equivalents	$68,412	$71,684
Our primary source of operating cash is from the sale of our subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist mainly of headcount‑related costs. In addition to operating expenses, we also use cash to service our debt obligations, to pay quarterly dividends, to repurchase our Class B common stock and convertible debt, and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities, including our iTwin Ventures initiative which makes seed, early, and growth stage investments in technology companies with promising and emerging opportunities for infrastructure digital twin solutions potentially relevant to our business.
During the years ended December 31, 2023 and 2022, we made cash repatriations to the U.S. of approximately $93,000 and $150,000, respectively, from earnings generated by our foreign subsidiaries. In 2023, the repatriations were used to supplement our domestic working capital requirements and to pay down our Credit Facility. In 2022, the repatriations, along with available cash and borrowings under our Credit Facility, were used to fund the acquisition of PLS in January 2022.
We believe that cash generated from operations, together with existing cash and cash equivalent balances, and external borrowings including available liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the U.S. Our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, market acceptance of our products, competitive factors, our discretionary payments of dividends or repurchases of our Class B common stock and convertible debt, fund of our purchase commitments, currency fluctuations, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of additional debt financing, including convertible debt, would result in additional debt service obligations. Such debt instruments also could introduce new or modified covenants that might restrict our operations and/or our ability to pay dividends, consummate acquisitions, or otherwise pursue our business strategies. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.

Cash Flow Activity

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$416,696	$274,324	$288,024
Investing activities	(60,504)	(770,127)	(1,056,603)
Financing activities	(359,074)	243,034	982,582
Operating Activities
For the year ended December 31, 2023, compared to the prior year, net cash provided by operating activities was higher by $142,372 due to an increase in net income of $152,007 and an increase in net cash flows from the change in operating assets and liabilities of $112,542, partially offset by a net decrease in non‑cash adjustments of $122,177. Both the increase in net income and the net decrease in non‑cash adjustments were impacted by the fourth quarter of 2023 internal legal entity restructuring and related intra-entity transactions as part of our continuing efforts to align intellectual property ownership with our business operating model. The net impact of the internal legal entity restructuring was a net discrete tax benefit of $170,784. See Note 16 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. The increase in cash flows from the change in operating assets and liabilities was primarily due to changes in accounts receivable period over period due to timing of collections from customers, higher CSS deposits, and an increase in deferred revenues period over period.
In addition, we expect cash payments of approximately $12,500 for termination benefits to colleagues in connection with our fourth quarter of 2023 strategic realignment program by mid-2024. See Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information related to realignment costs.
Investing Activities
Net cash used in investing activities was lower by $709,623 for the year ended December 31, 2023, compared to the prior year, primarily due to lower acquisition related payments, as three acquisitions were completed in 2023 compared to six acquisitions, including our platform acquisition of PLS for $695,968 in 2022.
Financing Activities
Net cash used in financing activities was $359,074 for the year ended December 31, 2023, as compared to net cash provided by financing activities of $243,034 for the year ended December 31, 2022, primarily due to the net paydown of the Credit Facility of $258,569 in 2023 as compared to an increase in net borrowings under the Credit Facility of $340,598 in 2022. Payments for shares acquired were lower during the year ended December 31, 2023 by $12,874, as compared to the prior year. The year ended December 31, 2022 payments for shares acquired includes $28,250 of share repurchases under the BSY Stock Repurchase Program (the “Repurchase Program”), whereas no repurchases were made under the Repurchase Program during 2023. Refer to the section titled “Stock Repurchases” below for further detail. Payments of dividends were higher during the year ended December 31, 2023 by $24,263 as compared to the prior year, primarily due to an increase in our quarterly dividend per share to $0.05 from $0.03.

Long-Term Debt

	December 31,
	2023	2022
Current portion of long-term debt	$10,000	$5,000
Long-term debt	1,518,403	1,775,696
Total debt	$1,528,403	$1,780,696
As of December 31, 2023, we had $757,822 available under the Credit Facility. We were in compliance with all covenants in its Credit Facility, the 2026 Notes, and the 2027 Notes as of December 31, 2023. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
Our Credit Facility, 2026 Notes, and 2027 Notes are described in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors has authorized us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2024 under the Repurchase Program. We may use available working capital and cash provided by operations to make repurchases.
For the year ended December 31, 2023, we did not repurchase shares under the Repurchase Program. For the year ended December 31, 2022, we repurchased 896,126 shares for $28,250, and $2,170 aggregate principal amount of our outstanding 2026 Notes for $1,998.
The timing, as well as the number and value of shares and/or notes repurchased under the Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including our assessment of the intrinsic value of our shares, the market price of our Class B common stock and outstanding notes, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements.
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B Common Stock, including in connection with share issuances under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) and distributions from the DCP. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the year ended December 31, 2023, we allowed impacted equity awardees the option to receive net quantities of shares of our Class B common stock during the first, second, and third quarters, but exercised our right to require that these awardees receive gross quantities of our Class B common stock during the fourth quarter. During the year ended December 31, 2022, we permitted impacted awardees to elect to receive net quantities of shares of our Class B common stock in the first quarter, but exercised our right to require that these awardees receive gross quantities of our Class B common stock during the second, third, and fourth quarters. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.

Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.05 per share of common stock during the year ended December 31, 2023 and $0.03 per share of common stock during the year ended December 31, 2022. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Contractual Obligations and Other Commitments:
The following table summarizes our most significant contractual obligations as of December 31, 2023:

	Total	Short-Term	Long-Term
Debt Obligations (1)	$1,544,858	$10,000	$1,534,858
Purchase Obligations	127,000	50,000	77,000
DCP Obligations	90,536	2,355	88,181

(1)Amounts represent the face value of debt and exclude interest payments.
Our largest contractual obligations relate to our outstanding debt, which include convertible notes due in 2026 and 2027. We typically fund and expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. If an early conversion notice is received, we have the option to pay cash, deliver shares of our Class B common stock, or a combination thereof. See Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our debt obligations.
We have non‑cancelable future cash purchase commitments for services related to the provisioning of our hosted software solutions and for other software costs. Our purchase obligations are in addition to amounts included in our consolidated balance sheets. We have funded and expect to continue to be able to fund our purchase obligations with cash flows generated from operations or existing cash and cash equivalents. See Note 18 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our purchase obligations.
Our DCP obligations represent DCP participants’ holdings in phantom investment funds, which are classified as liabilities as they will be settled in cash upon eventual distribution. We have funded and expect to continue to be able to fund our DCP obligations with cash flows generated from operations or existing cash and cash equivalents. See Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our DCP obligations.
Our other future contractual obligations were related to leases (see Note 8), and contingent and non‑contingent consideration from acquisitions (see Note 4). For information about those obligations, see the above referenced notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Critical Accounting Estimates:
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
Our contracts with customers may include promises to transfer licenses (perpetual or term‑based), maintenance, and services to a user. Judgment is required to determine if the promises are separate performance obligations, and if so, the allocation of the transaction price to each performance obligation. When an arrangement includes multiple performance obligations which are concurrently delivered and have the same pattern of transfer to the customer, we account for those performance obligations as a single performance obligation. For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price (“SSP”) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services.
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
Business Combinations
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

Goodwill and Other Intangible Assets
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
In testing for goodwill impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required and the carrying amount exceeds its fair value, we will recognize goodwill impairment in the amount in which the carrying amount of the reporting unit exceeds its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. There was no impairment of goodwill as a result of our annual impairment assessments conducted for the years ended December 31, 2023, 2022, or 2021.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on net operating loss (“NOL”) carryforwards, credit carryforwards, and temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the items are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have exposure due to potential changes in interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
Our revenues, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. We regularly evaluate our foreign currency positions in the context of the natural hedging of revenues and expenses and corresponding exposure. We have concluded that our naturally hedged positions support our strategy and no incremental hedging strategies have been deployed. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus euros, British pounds, Canadian dollars, Australian dollars, Chinese yuan renminbi, and New Zealand dollars. For the year ended December 31, 2023, approximately 58% of our total revenues are derived from outside of the U.S. and approximately 35% of our revenues are denominated in foreign currencies. In 2023, 65%, 10%, 6%, 4%, and 15% of our total revenues were denominated in U.S. dollars, euros, British pounds, Canadian dollars, and other currencies, respectively, and 55%, 12%, 8%, 7%, and 18% of our aggregate cost of revenues and operating expenses were denominated in U.S. dollars, euros, British pounds, Canadian dollars, and other currencies, respectively. Financial results therefore are affected by changes in foreign currency rates. We estimate that a 10% strengthening of the U.S. dollar versus our other currencies would have lowered our 2023 annual operating income by approximately $1.5 million.

Interest Rate Risk
We had cash and cash equivalents of $68.4 million and $71.7 million as of December 31, 2023 and 2022, respectively, which consisted of bank deposits and money market funds maintained at various financial institutions. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The interest rates on our Credit Facility also fluctuate based on various market conditions that affect the Secured Overnight Financing Rate (“SOFR”), the prime rate, or the overnight bank funding effective rate. The cost of borrowing thereunder may be impacted as a result of our interest rate risk exposure. Effective on April 2, 2020, we entered into an interest rate swap with a notional amount of $200.0 million and a ten‑year term to reduce the interest rate risk associated with our Credit Facility. Under the terms of the interest rate swap, we pay a fixed interest rate of 72.9 basis points (“bps”), and will receive a floating interest rate equal to daily SOFR plus an Alternative Reference Rates Committee (“ARRC”) spread adjustment of 11.448 bps. We do not enter into investments or derivative instruments for trading or speculative purposes. The fair value of our 2026 Notes and 2027 Notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The capped call options that were entered into concurrently with the issuance of our 2026 Notes and 2027 Notes were completed to reduce the potential dilution from the conversion of the 2026 Notes and 2027 Notes. The fair value of the 2026 Notes and 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes and 2027 Notes will generally increase as our Class B common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes and 2027 Notes, but do not impact our financial condition, results of operations, or cash flows due to the fixed nature of the debt obligation. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Risk
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).
Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10‑K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
Effective November 8, 2023, Keith A. Bentley, Director, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 1,000,000 shares of our Class B common stock through June 30, 2024.
During the three months ended December 31, 2023, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Dividends Declared Subsequent to December 31, 2023
On February 21, 2024, our Board of Directors declared a $0.06 per share dividend for the first quarter of 2024. The cash dividend will be payable on March 28, 2024 to all stockholders of record of Class A and Class B common stock as of the close of business on March 20, 2024. The Company publicly announced the dividend declaration on February 27, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Information About Our Executive Officers
The following sets forth certain information as of February 27, 2024, regarding our executive officers.

Name	Age	Position

Gregory S. Bentley	68	Chief Executive Officer and President

Werner Andre	54	Chief Financial Officer and Chief Accounting Officer

Brock Ballard	47	Chief Revenue Officer

Michael M. Campbell	51	Chief Product Officer

Nicholas H. Cumins	47	Chief Operating Officer

David R. Shaman	58	Chief Legal Officer and Secretary
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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

10.1
Form of Capped Call Confirmation relating to the 0.125% Convertible Senior Note due 2026 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

10.2
Form of Capped Call Confirmation relating to the 0.375% Convertible Senior Note due 2027 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)

10.3
Amended and Restated Credit Agreement, dated as of December 19, 2017, by and among Bentley Systems, Incorporated, PNC Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to our Registration Statement on Form S-1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

10.4
First Amendment to Amended and Restated Credit Agreement, dated as of September 2, 2020, (filed as Exhibit 10.10 to our Registration Statement on Form S-1/A filed on September 8, 2020 (File No. 333-248246) and incorporated herein by reference)

10.5
Second Amendment to Amended and Restated Credit Agreement, dated as of January 25, 2021 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

10.6
Third Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2021 (File No. 001-39548) and incorporated herein by reference)

10.7
Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2021 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 29, 2021 (File No. 001-39548) and incorporated herein by reference)

10.8
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 14, 2022 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2022 (File No. 001-39548) and incorporated herein by reference)

10.9
Sixth Amendment to Amended and Restated Credit Agreement, dated as of June 21, 2023 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2023 (File No. 001-39548) and incorporated herein by reference)

10.10†
Bentley Systems, Incorporated 2015 Equity Incentive Plan, as amended and restated effective as of May 29, 2018 (filed as Exhibit 10.6 to our Registration Statement on Form S-1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

10.11†
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.12†
Amendment No. 1 to the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (filed as Exhibit 10.10 to our Annual Report on Form 10-K filed on March 1, 2022 (File No. 001-39548) and incorporated herein by reference)

10.13†
Form of Restricted Stock Unit Award Agreement under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (as amended) (filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on February 28, 2023 (File No. 001-39548) and incorporated herein by reference)

10.14†
Bentley Systems, Incorporated Global Employee Stock Purchase Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.15†
Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

Exhibit
Number	Description

10.16†
Amendment No. 1 to the Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2021 (File No. 001-39548) and incorporated herein by reference)

10.17†
Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2015 (filed as Exhibit 10.7 to our Registration Statement on Form S-1/A filed on September 8, 2020 (File No. 333-248246) and incorporated herein by reference)

10.18†
Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.19†
Amendment No. 1 to the Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-39548) and incorporated herein by reference)

10.20
Common Stock Purchase Agreement, by and among Bentley Systems, Incorporated, Siemens AG, and the persons listed as “Key Holders” therein, dated September 23, 2016, as amended on October 28, 2016, and April 23, 2018 (filed as Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Bentley Systems, Incorporated Incentive Compensation Clawback Policy, as Adopted on August 17, 2023 Pursuant to Nasdaq Rule 5608

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

†	Management contract or compensatory plan or arrangement.
*
Filed or furnished herewith. The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10‑K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10‑K, irrespective of any general incorporation language contained in such filing.

(b) Exhibits:
We hereby file the exhibits listed in the attached Exhibit Index.
(c) Financial Statement Schedules:
None.
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bentley Systems, Incorporated

Date: February 27, 2024	By:	/s/ GREGORY S. BENTLEY
Gregory S. Bentley
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2024.

Signature	Title

/s/ GREGORY S. BENTLEY	Chairperson, Chief Executive Officer, and President
Gregory S. Bentley	(Principal Executive Officer)

/s/ WERNER ANDRE	Chief Financial Officer and Chief Accounting Officer
Werner Andre	(Principal Financial Officer and Principal Accounting Officer)

/s/ BARRY J. BENTLEY	Director
Barry J. Bentley

/s/ KEITH A. BENTLEY	Director
Keith A. Bentley

/s/ RAYMOND B. BENTLEY	Director
Raymond B. Bentley

/s/ KIRK B. GRISWOLD	Director
Kirk B. Griswold

/s/ JANET B. HAUGEN	Director
Janet B. Haugen

/s/ BRIAN F. HUGHES	Director
Brian F. Hughes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bentley Systems, Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Bentley Systems, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bentley Systems, Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bentley Systems, Incorporated and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the standalone selling price for certain term license subscriptions and the portfolio balancing material right
As discussed in Note 3 to the consolidated financial statements, the Company recognized subscriptions revenues of $1,080,307 thousand for the year ended December 31, 2023, a portion of which relates to certain term license subscriptions and the portfolio balancing material right. The Company allocates the transaction price to each distinct performance obligation, including the portfolio balancing material right, based upon their relative standalone selling prices (SSPs). In instances where a performance obligation, including a portfolio balancing material right, does not have directly observable SSPs, the Company maximizes the use of other observable inputs to estimate SSPs. For the portfolio balancing material right, the Company uses historical user elections to estimate future user elections, which are used to estimate the SSPs.
We identified the evaluation of the SSPs for certain term license subscriptions and the portfolio balancing material right as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required to assess the nature and sufficiency of the evidence obtained to support the Company’s determination of SSPs for certain term licenses and the portfolio balancing material right.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s determination of SSPs, including those related to term license subscriptions and the portfolio balancing material right. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls related to the development of SSPs. We inspected the Company’s SSP analysis for certain term licenses and compared the estimated SSPs to a selection of historical disaggregated sales data. For certain term licenses, we also obtained the Company’s pricing policies and practices and compared them to the SSPs determined. We tested the historical user elections for the portfolio balancing material right by sampling user elections and comparing them to signed revenue contracts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature of such evidence.
Evaluation of intra‑entity transactions
As discussed in Note 16 to the consolidated financial statements, during the fourth quarter of 2023 the Company recognized a net discrete income tax benefit of $170,784 thousand attributable to internal legal entity restructuring and related intra‑entity transactions. These transactions resulted in the recognition of deferred tax benefits arising from the net increase in deferred tax assets related to intangibles and goodwill of $171,622 thousand.
We identified the evaluation of the Company’s accounting for income taxes attributable to internal legal entity restructuring and related intra‑entity transactions as a critical audit matter. A high degree of auditor judgment and the use of income tax professionals with specialized skills and knowledge were required to evaluate the interpretation and application of income tax regulations in various jurisdictions and the Company’s accounting for income taxes attributable to its internal legal entity restructuring and related intra-entity transactions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including controls related to the interpretation and application of tax regulations, and the Company’s accounting for income taxes attributable to its internal legal entity restructuring and related intra‑entity transactions. We involved income tax professionals with specialized skills and knowledge in various tax jurisdictions who assisted in evaluating the underlying documentation, the Company’s interpretation and application of jurisdictional tax regulations, and accounting for income taxes attributable to its internal legal entity restructuring and related intra‑entity transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Philadelphia, Pennsylvania
February 27, 2024

BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$68,412	$71,684
Accounts receivable	302,501	296,376
Allowance for doubtful accounts	(8,965)	(9,303)
Prepaid income taxes	12,812	18,406
Prepaid and other current assets	44,797	38,732
Total current assets	419,557	415,895
Property and equipment, net	40,100	32,251
Operating lease right-of-use assets	38,476	40,249
Intangible assets, net	248,787	292,271
Goodwill	2,269,336	2,237,184
Investments	23,480	22,270
Deferred income taxes	212,831	52,636
Other assets	67,283	72,249
Total assets	$3,319,850	$3,165,005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,094	$15,176
Accruals and other current liabilities	457,348	362,048
Deferred revenues	253,785	226,955
Operating lease liabilities	11,645	14,672
Income taxes payable	9,491	4,507
Current portion of long-term debt	10,000	5,000
Total current liabilities	760,363	628,358
Long-term debt	1,518,403	1,775,696
Deferred compensation plan liabilities	88,181	77,014
Long-term operating lease liabilities	30,626	27,670
Deferred revenues	15,862	16,118
Deferred income taxes	9,718	51,235
Income taxes payable	7,337	8,105
Other liabilities	5,378	7,355
Total liabilities	2,435,868	2,591,551
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 and 11,601,757 shares as of December 31, 2023 and 2022, respectively	115	116
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 284,728,210 and 277,412,730 shares as of December 31, 2023 and 2022, respectively	2,848	2,774
Additional paid-in capital	1,127,234	1,030,466
Accumulated other comprehensive loss	(84,987)	(89,740)
Accumulated deficit	(161,932)	(370,866)
Non-controlling interest	704	704
Total stockholders’ equity	883,982	573,454
Total liabilities and stockholders’ equity	$3,319,850	$3,165,005

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Subscriptions	$1,080,307	$960,220	$812,807
Perpetual licenses	46,038	43,377	53,080
Subscriptions and licenses	1,126,345	1,003,597	865,887
Services	102,068	95,485	99,159
Total revenues	1,228,413	1,099,082	965,046
Cost of revenues:
Cost of subscriptions and licenses	169,406	147,578	124,321
Cost of services	96,677	89,435	92,218
Total cost of revenues	266,083	237,013	216,539
Gross profit	962,330	862,069	748,507
Operating expense (income):
Research and development	274,619	257,856	220,915
Selling and marketing	224,336	195,622	162,240
General and administrative	180,738	174,647	150,116
Deferred compensation plan	13,580	(15,782)	95,046
Amortization of purchased intangibles	38,515	41,114	25,601
Total operating expenses	731,788	653,457	653,918
Income from operations	230,542	208,612	94,589
Interest expense, net	(39,793)	(34,635)	(11,221)
Other (expense) income, net	(7,222)	24,298	9,961
Income before income taxes	183,527	198,275	93,329
Benefit (provision) for income taxes	143,241	(21,283)	3,448
Gain (loss) from investments accounted for using the equity method, net of tax	19	(2,212)	(3,585)
Net income	$326,787	$174,780	$93,192
Per share information:
Net income per share, basic	$1.05	$0.57	$0.30
Net income per share, diluted	$1.00	$0.55	$0.30
Weighted average shares, basic	312,358,823	309,226,677	305,711,345
Weighted average shares, diluted	332,503,633	331,765,158	314,610,814

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$326,787	$174,780	$93,192
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,774	1,459	(65,648)
Actuarial (loss) gain on retirement plan, net of tax effect of $(89), $(245), and $(44), respectively	(21)	575	107
Total other comprehensive income (loss), net of taxes	4,753	2,034	(65,541)
Comprehensive income	$331,540	$176,814	$27,651

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2020	272,154,504	$2,722	$741,113	$(26,233)	$(376,003)	$—	$341,599
Net income	—	—	—	—	93,192	—	93,192
Other comprehensive loss	—	—	—	(65,541)	—	—	(65,541)
Shares issued related to acquisition	3,141,342	31	182,359	—	—	—	182,390
Purchase of capped call options, net of tax of $12,871	—	—	(38,734)	—	—	—	(38,734)
Dividends declared	—	—	—	—	(33,537)	—	(33,537)
Shares issued in connection with DCP, net	2,378,645	24	—	—	(69,031)	—	(69,007)
DCP elective participant deferrals	—	—	2,619	—	—	—	2,619
DCP modification	—	—	(4,739)	—	—	—	(4,739)
Shares issued in connection with Bonus Plan, net	238,755	2	20,951	—	(8,739)	—	12,214
Shares issued and repurchased in connection with employee stock purchase plan, net	104,716	1	3,845	—	(438)	—	3,408
Stock option exercises, net	4,587,053	46	5,559	—	(37,785)	—	(32,180)
Shares issued for stock grants, net	7,824	—	450	—	—	—	450
Stock-based compensation expense	—	—	24,382	—	—	—	24,382
Shares related to restricted stock, net	(86,120)	(1)	—	—	(7,293)	—	(7,294)
Balance, December 31, 2021	282,526,719	2,825	937,805	(91,774)	(439,634)	—	409,222
Net income	—	—	—	—	174,780	—	174,780
Other comprehensive income	—	—	—	2,034	—	—	2,034
Dividends declared	—	—	—	—	(34,353)	—	(34,353)
Shares issued in connection with DCP, net	3,541,375	35	(27)	—	(24,254)	—	(24,246)
DCP elective participant deferrals	—	—	6,580	—	—	—	6,580
Shares issued in connection with Bonus Plan, net	445,050	5	21,920	—	(5,197)	—	16,728
Shares issued and repurchased in connection with employee stock purchase plan, net	307,406	3	10,332	—	(273)	—	10,062
Stock option exercises, net	2,613,659	26	8,312	—	(9,188)	—	(850)
Acquisition option exercises, net	185,178	2	(2)	—	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	—	450
Stock-based compensation expense	—	—	45,100	—	—	—	45,100
Shares related to restricted stock, net	277,594	3	(4)	—	(4,491)	—	(4,492)
Repurchases of Class B common stock under approved program	(896,126)	(9)	—	—	(28,241)	—	(28,250)
Other	—	—	—	—	(15)	—	(15)
Non-controlling interest acquired	—	—	—	—	—	704	704
Balance, December 31, 2022	289,014,487	2,890	1,030,466	(89,740)	(370,866)	704	573,454
Net income	—	—	—	—	326,787	—	326,787
Other comprehensive income	—	—	—	4,753	—	—	4,753
Dividends declared	—	—	—	—	(58,756)	—	(58,756)
Shares issued in connection with DCP, net	3,410,006	34	(34)	—	(38,456)	—	(38,456)
DCP elective participant deferrals	—	—	1,765	—	—	—	1,765
Shares issued in connection with Bonus Plan, net	247,867	3	16,788	—	(5,756)	—	11,035
Shares issued and repurchased in connection with employee stock purchase plan, net	315,840	3	9,985	—	(845)	—	9,143
Stock option exercises, net	2,621,959	26	11,689	—	(6,581)	—	5,134
Shares issued for stock grants, net	12,639	—	600	—	—	—	600
Stock-based compensation expense	—	—	55,982	—	—	—	55,982
Shares related to restricted stock, net	643,039	7	(7)	—	(7,299)	—	(7,299)
Other	—	—	—	—	(160)	—	(160)
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$704	$883,982

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$326,787	$174,780	$93,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	71,861	71,537	52,793
Deferred income taxes	(198,878)	(5,126)	(19,745)
Stock-based compensation expense	72,972	75,206	49,045
Deferred compensation plan	13,580	(15,782)	95,046
Amortization and write-off of deferred debt issuance costs	7,291	7,291	5,955
Change in fair value of derivative	5,038	(27,083)	(9,770)
Foreign currency remeasurement (gain) loss	(452)	6,000	64
Other	21,047	2,593	5,338
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(5,180)	(60,938)	(35,519)
Prepaid and other assets	4,112	14,053	14,260
Accounts payable, accruals, and other liabilities	68,733	29,181	47,957
Deferred revenues	19,933	2,292	5,340
Income taxes payable, net of prepaid income taxes	9,852	320	(15,932)
Net cash provided by operating activities	416,696	274,324	288,024
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(25,002)	(18,546)	(17,539)
Proceeds from sale of aircraft	—	2,380	—
Acquisitions, net of cash acquired	(26,023)	(743,007)	(1,034,983)
Purchases of investments	(11,602)	(10,954)	(4,081)
Proceeds from investments	2,123	—	—
Net cash used in investing activities	(60,504)	(770,127)	(1,056,603)
Cash flows from financing activities:
Proceeds from credit facilities	588,154	833,292	745,310
Payments of credit facilities	(841,723)	(487,694)	(991,310)
Proceeds from convertible senior notes, net of discounts and commissions	—	—	1,233,377
Payments of debt issuance costs	—	—	(5,643)
Purchase of capped call options	—	—	(51,605)
Settlement of convertible senior notes	—	(1,998)	—
Proceeds from term loan	—	—	199,505
Repayments of term loan	(5,000)	(5,000)	—
Payments of contingent and non-contingent consideration	(4,324)	(8,460)	(2,371)
Payments of dividends	(58,756)	(34,493)	(33,396)
Proceeds from stock purchases under employee stock purchase plan	9,988	10,335	3,846
Proceeds from exercise of stock options	11,715	8,338	5,605
Payments for shares acquired including shares withheld for taxes	(58,937)	(43,561)	(120,539)
Repurchases of Class B common stock under approved program	—	(28,250)	—
Other	(191)	525	(197)
Net cash (used in) provided by financing activities	(359,074)	243,034	982,582
Effect of exchange rate changes on cash and cash equivalents	(390)	(4,884)	(6,672)
(Decrease) increase in cash and cash equivalents	(3,272)	(257,653)	207,331
Cash and cash equivalents, beginning of year	71,684	329,337	122,006
Cash and cash equivalents, end of year	$68,412	$71,684	$329,337

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental information:
Cash paid for income taxes	$43,619	$29,478	$40,203
Income tax refunds	1,188	3,588	9,372
Interest paid	37,389	26,581	4,631
Non-cash investing and financing activities:
Cost method investment	3,500	5,936	—
Shares issued related to acquisition	—	—	182,390
Contingent acquisition consideration	—	1,390	4,544
Deferred, non-contingent consideration, net	525	749	10,090
Term loan expenses included in Accruals and other current liabilities	—	—	45
Share-settled Bonus Plan awards	16,791	21,925	20,953
DCP elective participant deferrals	1,765	6,580	2,619

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1: Description of Business and Summary of Significant Accounting Policies
Business and Operations
Bentley Systems is the infrastructure engineering software company. The Company’s purpose is to advance the world’s infrastructure for better quality of life. The Company’s products and solutions empower people to design, build, and operate better and more resilient infrastructure through the adoption of Bentley Systems’ intelligent digital twin solutions.
The Company serves enterprises and professionals across the infrastructure lifecycle by improving project delivery and asset performance. The Company’s engineering and geoprofessional applications are primarily desktop modeling and applications that support the breadth of engineering and geoprofessional disciplines. Bentley Infrastructure Cloud, provided via cloud and hybrid environments, extends enterprise collaboration during project delivery, and helps manage engineering information during operations and maintenance. Powering these products and solutions is iTwin Platform, the Company’s cloud‑native technology platform to create, curate, and leverage infrastructure digital twins.
Basis of Presentation and Consolidation
The consolidated financial statements and accompanying notes have been prepared in U.S. dollars and in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is party to joint ventures, which are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with GAAP, which require us to select accounting policies and make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ materially from these estimates.
Information on other accounting policies and methods that we use in the preparation of our consolidated financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Segment — Reportable segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the CODM to allocate resources and assess performance. The Company defines its CODM to be its chief executive officer. The chief executive officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. Accordingly, the Company has determined it operates and manages its business in a single reportable segment, the development and marketing of computer software and related services. The Company markets its products and services through the Company’s offices in the U.S. and its wholly‑owned branches and subsidiaries internationally.
Cost of Revenues — Cost of subscriptions and licenses expenses primarily include headcount‑related costs, as well as depreciation of property and equipment and amortization of capitalized software costs associated with servicing software subscriptions, amortization of intangible assets associated with acquired software and technology, channel partner compensation for providing sales coverage to users, as well as cloud‑related costs incurred for servicing the Company’s customers using cloud provisioned solutions and the Company’s license administration platform. Cost of services expenses primarily include headcount‑related costs, as well as depreciation of property and equipment and amortization of capitalized software costs, used for providing training, implementation, configuration, and customization services to customers.
Software Development Costs — The Company’s software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached, are included in Research and development in the consolidated statements of operations. Research and development expenses, which are generally expensed as incurred, primarily consist of headcount‑related costs. In general, technological feasibility is reached shortly before the release of such products.
Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to certain projects once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented, the Company has established that the necessary skills, hardware, and software technology are available to produce the product, and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). For the years ended December 31, 2023, 2022, and 2021, total costs capitalized under the ACDP were $4,558, $7,060, and $6,608, respectively. Additionally, for the years ended December 31, 2023, 2022, and 2021, total ACDP related amortization recorded in Cost of subscriptions and licenses in the consolidated statements of operations was $7,711, $6,626, and $7,020, respectively. The Company evaluates the recoverability of capitalized ACDP costs whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. During the year ended December 31, 2023, the Company recognized impairment charges of $1,835 related to certain ACDP projects, which were recorded as amortization expense in Cost of subscriptions and licenses in the consolidated statements of operations. No impairment of capitalized ACDP costs occurred for the years ended December 31, 2022 or 2021.
Advertising Expense — The Company expenses advertising costs as incurred. Advertising expense of $5,365, $6,888, and $2,396 is included in Selling and marketing in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively.
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, all of the Company’s cash and cash equivalents consisted of money market funds and cash held in checking accounts maintained at various financial institutions. Cash equivalents are recorded at cost, which approximates fair value.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable primarily represent receivables from customers for products and services invoiced by the Company for which payment is outstanding and also unbilled revenues (see Note 3). Receivables are recorded at the invoiced amount and do not bear interest.

The Company establishes an allowance for doubtful accounts for expected losses during the accounts receivable collection process. The allowance for doubtful accounts is presented separately in the consolidated balance sheets and reduces the accounts receivable balance to the net realizable value of the outstanding accounts receivable. The development of the allowance for doubtful accounts is based on an expected loss model which considers historical write‑off and recovery experience, aging trends affecting specific accounts, and general operational factors affecting all accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
The Company considers current economic trends and takes into account reasonable and supportable forecasts of future conditions when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unexpected changes occur in the general business environment, the Company’s estimate of the recoverability of receivables could be further adjusted.
Activity related to the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$9,303	$6,541
Additions to reserve	6,651	5,549
Write-offs, net of recoveries	(7,106)	(2,317)
Foreign currency translation adjustments	117	(470)
Balance, end of year	$8,965	$9,303
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and cash equivalents, and receivables. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary. Generally, the Company requires no collateral from its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic region. No single customer accounted for more than 2.0% of the Company’s total revenues for the years ended December 31, 2023 and 2022, or more than 2.5% of the Company’s total revenues for the year ended 2021.
The Company’s cash and cash equivalents are deposited with financial institutions and invested in money market funds that the Company believes are of high credit quality.
Note 2: Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023‑09 is effective for the Company for the annual reporting period beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023‑09 on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023‑07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how the Company’s CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023‑07 is effective for the Company for the annual reporting period beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2023‑07 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Guidance
In March 2020, the FASB issued ASU No. 2020‑04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020‑04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020‑04 applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No. 2022‑06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting by extending the sunset date of Topic 848 to December 31, 2024. The expedients and exceptions provided by these ASUs do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company adopted these ASUs during the second quarter of 2023 (see Note 10) and the adoption did not have a material impact on the Company’s consolidated financial statements.
Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Year Ended December 31,
	2023	2022	2021
Subscriptions:
Enterprise subscriptions (1)	$433,321	$345,678	$290,097
SELECT subscriptions	258,288	264,308	269,283
Term license subscriptions	388,698	350,234	253,427
Subscriptions	1,080,307	960,220	812,807
Perpetual licenses	46,038	43,377	53,080
Subscriptions and licenses	1,126,345	1,003,597	865,887
Services:
Recurring	16,370	17,804	21,343
Other	85,698	77,681	77,816
Services	102,068	95,485	99,159
Total revenues	$1,228,413	$1,099,082	$965,046

(1)Enterprise subscriptions includes revenue attributable to E365 subscriptions of $411,025, $306,901, and $223,293 for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $592,737, $513,736, and $412,375 of license related revenues, respectively, of which $546,699, $470,359, and $359,295, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 8% of its total revenues through channel partners for the years ended December 31, 2023, 2022, and 2021.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Year Ended December 31,
	2023	2022	2021
Americas (1)	$650,926	$584,794	$483,087
EMEA	353,550	312,804	300,123
APAC	223,937	201,484	181,836
Total revenues	$1,228,413	$1,099,082	$965,046

(1)Americas includes the U.S., Canada, and Latin America, including the Caribbean. Revenue attributable to the U.S. totaled $511,828, $459,511, and $393,865 for the years ended December 31, 2023, 2022, and 2021, respectively.
Nature of Products and Services
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generates revenues from subscriptions, perpetual licenses, and services.
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
Subscriptions
Enterprise Subscriptions
The Company provides enterprise subscription offerings, which provide its enterprise accounts with complete and unlimited global access to the Company’s comprehensive portfolio of solutions. E365 subscriptions require a CSS as described below and are charged to accounts primarily based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is primarily defined as distinct user access on a daily basis. E365 subscriptions can contain quarterly usage floors or collars. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage. Alternatively, enterprise license subscriptions (“ELS”) provide access for a prepaid fee, which is based on the account’s usage of software in the preceding year, to effectively create a fee‑certain consumption‑based arrangement. ELS contain a term license component, SELECT maintenance and support, and performance consulting days. The SELECT maintenance and support benefits under ELS do not include a portfolio balancing performance obligation. Revenue is allocated to the various performance obligations based on their respective SSP. Revenue allocated to the term license component is recognized upon delivery at the start of the subscription term while revenues for the SELECT maintenance and support and the performance consulting days are recognized as delivered over the subscription term. Billings in advance are recorded as Deferred revenues in the consolidated balance sheets.

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
The Company primarily utilizes its direct internal sales force and also has arrangements through independent channel partners to promote and sell its products and subscriptions to end‑users. Channel partners are authorized to promote the sale of an authorized set of the Company’s products and subscriptions within an authorized geography under a Channel Partner Agreement.
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
Unbilled Revenues
Unbilled revenues represent revenues that have not yet been billed to customers due to timing differences in usage and billing cycles, and are included in Accounts receivable in the consolidated balance sheets. As of December 31, 2023 and 2022, unbilled revenues were $129,494 and $113,217, respectively.
Contract Balances
As of December 31, 2023 and 2022, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of December 31, 2023 or 2022.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users. As of December 31, 2023 and 2022, total deferred revenues on the consolidated balance sheets were $269,647 and $243,073, respectively.

For the year ended December 31, 2023, $213,021 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $237,193, which were primarily related to new billings and acquisitions. For the year ended December 31, 2022, $204,279 of revenues that were included in the December 31, 2021 deferred revenues balance were recognized. There were additional deferrals of $221,126, which were primarily related to new billings and acquisitions.
As of December 31, 2023 and 2022, the Company has deferred $18,269 and $17,338, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2023, amounts allocated to these remaining performance obligations are $269,647, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.
Guarantees
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
Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Year Ended December 31,
	2023	2022	2021
Number of acquisitions	3	6	13
Cash paid at closing (1)	$26,287	$763,228	$1,072,820
Cash acquired	(264)	(20,221)	(37,837)
Net cash paid	$26,023	$743,007	$1,034,983

(1)Of the cash paid at closing for the year ended December 31, 2023, $1,000 was deposited into an escrow account to secure any potential indemnification and other obligations of the seller.
On January 31, 2022, the Company completed the acquisition of PLS, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. On June 17, 2021, the Company completed the acquisition of Seequent, a leader in software for geological and geophysical modeling, geotechnical stability, and cloud services for geodata management and collaboration, for $883,336 in cash, net of cash acquired, plus 3,141,342 shares of the Company’s Class B common stock. The operating results of the acquired businesses, except for Seequent, were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.

The fair value of the contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Accruals and other current liabilities	$—	$1,196
Contingent consideration from acquisitions	$—	$1,196
The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Accruals and other current liabilities	$3,576	$2,434
Other liabilities	—	2,977
Non-contingent consideration from acquisitions	$3,576	$5,411
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for two acquisitions completed during the year ended December 31, 2023. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the years ended December 31, 2023, 2022, and 2021, the Company’s acquisition expenses were $5,879, $11,758, and $20,471, respectively, which include costs related to legal, accounting, valuation, insurance, and other consulting and transaction fees. For the year ended December 31, 2022, $9,804 of the Company’s acquisition expenses related to the acquisition of PLS. For the year ended December 31, 2021, $16,557 and $1,644 of the Company’s acquisition expenses related to the acquisition of Seequent and PLS, respectively.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed During
	Year Ended December 31,
	2023	2022	2021
Consideration:
Cash paid at closing	$26,287	$763,228	$1,072,820
Shares issued at closing (1)(2)	—	—	182,390
Contingent consideration	—	1,390	4,544
Deferred, non-contingent consideration, net	525	749	10,090
Other	15	(269)	—
Total consideration	$26,827	$765,098	$1,269,844
Assets acquired and liabilities assumed:
Cash	$264	$20,221	$37,837
Accounts receivable and other current assets	1,742	8,890	24,174
Operating lease right-of-use assets	397	1,237	12,095
Property and equipment	—	1,316	4,383
Deferred income taxes	2,151	—	—
Other assets	6	7	874
Software and technology (weighted average useful life of 3, 5, and 5 years, respectively)	3,077	10,608	43,560
Customer relationships (weighted average useful life of 6, 10, and 9 years, respectively)	3,900	82,278	158,555
Trademarks (weighted average useful life of 5, 8 and 10 years, respectively)	1,000	6,972	38,256
In-process research and development	—	—	3,700
Total identifiable assets acquired excluding goodwill	12,537	131,529	323,434
Accruals and other current liabilities	(624)	(4,079)	(27,649)
Deferred revenues	(4,623)	(14,176)	(26,245)
Operating lease liabilities	(397)	(1,237)	(11,988)
Deferred income taxes	—	(5,745)	(53,342)
Other liabilities	—	—	(716)
Total liabilities assumed	(5,644)	(25,237)	(119,940)
Net identifiable assets acquired excluding goodwill	6,893	106,292	203,494
Goodwill	19,934	658,806	1,066,350
Net assets acquired	$26,827	$765,098	$1,269,844

(1)Of the total 3,141,342 shares issued at closing, 83,627 shares are subject to forfeiture if post‑closing employment service conditions are not met and accordingly were recorded as stock‑based compensation expense over the related forfeiture period of two years.
(2)A fair value adjustment of $16,943 was applied to the stock consideration due to restrictions on the transfer of securities.

The Company allocates the purchase price for each acquisition to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the respective acquisition date, with the exception of deferred revenues which are recognized and measured on the acquisition date in accordance with the Company’s revenue recognition policies in Note 3. The fair values of the working capital, other assets (liabilities), and property and equipment approximated their respective carrying values as of the acquisition date. The fair values of the intangible assets were primarily determined using the income approach. When applying the income approach, indications of fair values were developed by discounting future net cash flows to their present values at market‑based rates of return. The cash flows were based on estimates used to price the acquisitions and the discount rates applied were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital. Goodwill is measured as the excess of the purchase price over the value of net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent and non‑contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. Any adjustments to estimated fair value are recorded to goodwill, provided that the Company is within the measurement period (up to one year from the acquisition date) and that the Company continues to collect information to determine estimated fair value. Subsequent to the measurement period or the Company’s final determination of estimated fair value, whichever comes first, adjustments are recorded in the consolidated statements of operations.
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $9,771 of the goodwill recorded relating to the 2023 acquisitions will be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
Had the acquisition of Seequent been made at the beginning of 2020, unaudited pro forma total revenues for the year ended December 31, 2021 would have been $1,017,975. Net income, net income per share, basic, and net income per share, diluted for the year ended December 31, 2021 would not have been materially different than the amounts reported primarily due to the pro forma adjustments to reflect the amortization of purchased intangibles and the cost to finance the transaction, net of the related tax effects.
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
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31,
	2023	2022
Land	$2,811	$2,811
Building and improvements	31,025	35,717
Computer equipment and software	46,202	54,636
Furniture, fixtures, and equipment	9,799	14,600
Aircraft	2,038	2,038
Other	89	156
Property and equipment, at cost	91,964	109,958
Less: Accumulated depreciation	(51,864)	(77,707)
Total property and equipment, net	$40,100	$32,251

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $12,368, $10,706, and $11,217, respectively.
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful life of the leasehold improvements or the lease term. Land is not depreciated. Depreciation for equipment commences once it is placed in service, and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.
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
The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. No impairment of property and equipment occurred for the years ended December 31, 2023, 2022, and 2021.
Related Party Equipment Sale
In January 2022, the Audit Committee of the Company’s Board of Directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2022 (see Note 20). Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the years ended December 31, 2023 and 2022. The Company determined this transaction was with a related party.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2021	$1,588,477
Acquisitions	658,806
Foreign currency translation adjustments	(8,426)
Other adjustments	(1,673)
Balance, December 31, 2022	2,237,184
Acquisitions	19,934
Foreign currency translation adjustments	11,732
Other adjustments	486
Balance, December 31, 2023	$2,269,336
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
In testing for goodwill impairment, the Company may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required and the carrying amount exceeds its fair value, the Company will recognize goodwill impairment in the amount in which the carrying amount of the reporting unit exceeds its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. There was no impairment of goodwill as a result of the Company’s annual impairment assessments conducted for the years ended December 31, 2023, 2022, or 2021.
Details of intangible assets other than goodwill are as follows:

		December 31, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$89,693	$(59,045)	$30,648	$92,390	$(51,938)	$40,452
Customer relationships	3-10 years	323,442	(142,378)	181,064	323,164	(114,387)	208,777
Trademarks	3-10 years	70,710	(33,709)	37,001	69,803	(26,904)	42,899
Non-compete agreements	5 years	350	(276)	74	350	(207)	143
Total intangible assets		$484,195	$(235,408)	$248,787	$485,707	$(193,436)	$292,271
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of subscriptions and licenses	$12,704	$12,478	$8,125
Amortization of purchased intangibles	38,515	41,114	25,601
Total amortization expense	$51,219	$53,592	$33,726

Intangible assets arise from acquisitions and principally consist of goodwill, trademarks, customer relationships, in‑process research and development, and acquired software and technology. Intangible assets, other than goodwill and in‑process research and development, are amortized on a straight‑line basis over their estimated useful lives.
Amortization expense for the years following December 31, 2023 are estimated as follows:

2024	$46,582
2025	43,494
2026	35,125
2027	27,972
2028	27,276
Thereafter	68,338
$248,787
Note 7: Investments
Investments consist of the following:

	December 31,
	2023	2022
Cost method investments	$21,044	$22,174
Equity method investments	2,436	96
Total investments	$23,480	$22,270
Cost Method Investments
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
Through its iTwin Ventures initiative, the Company invests in technology development companies, generally in the form of equity interests or convertible notes. In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non‑cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2023 (see Note 20). In July 2022, the Company acquired an equity interest in Teralytics Holdings AG (“Teralytics”), a global platform company for human mobility analysis, via contribution of its Streetlytics mobility data business (“Streetlytics”) and cash. The non‑cash contribution of Streetlytics resulted in an insignificant gain, which was recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2022 (see Note 20).

The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. During the year ended December 31, 2023, the Company recognized impairment charges of $14,588 to write‑down certain cost method investments to their fair value primarily as a result of the investees’ decline in operating performance and the overall decline in the venture investment valuation environment. The impairment charges included $11,130 to write‑off the Company’s investment in Teralytics. The impairment charges were recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2023 (see Note 20). No impairment of investments occurred for the years ended December 31, 2022 or 2021.
During the year ended December 31, 2023, the Company recognized gains on investments of $2,360, which was recorded in Other (expense) income, net in the consolidated statements of operations (see Note 20).
During the year ended December 31, 2023, the Company invested a total of $12,841, including $8,928 of cash and non-cash for its investment in Worldsensing. During the year ended December 31, 2022, the Company invested a total of $15,107, including $11,130 of cash and non-cash for its investment in Teralytics. As of December 31, 2023, the Company’s investment balance in Worldsensing was $8,928. As of December 31, 2023 and 2022, the Company’s investment balance in Teralytics was zero and $11,130, respectively.
Equity Method Investments
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
For the years ended December 31, 2023 and 2022, the Company invested $2,261 and $2,343, respectively. For the years ended December 31, 2023 and 2022, transactions between the Company and its joint ventures were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of December 31, 2023, the Company’s leases have remaining terms of less than one year to ten years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
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
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost (1)	$20,008	$20,772	$19,425
Variable lease cost	4,594	4,658	4,151
Short-term lease cost	—	16	21
Total operating lease cost	$24,602	$25,446	$23,597

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $19,199, $20,027, and $18,636 for the years ended December 31, 2023, 2022, and 2021, respectively.
Supplemental operating cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating leases included in operating cash flows	$17,899	$19,587	$19,636
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$17,015	$10,722	$12,842

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $397, $1,237, and $12,095 for the years ended December 31, 2023, 2022, and 2021, respectively.
The weighted average remaining lease term for operating leases was 4.6 years and 3.9 years as of December 31, 2023 and 2022, respectively. The weighted average discount rate was 4.8% and 3.4% as of December 31, 2023 and 2022, respectively.
Maturities of operating lease liabilities are as follows:

December 31, 2023
2024	$13,416
2025	10,499
2026	8,122
2027	5,635
2028	3,856
Thereafter	6,744
Total future lease payments	48,272
Less: Imputed interest	(6,001)
Total operating lease liabilities	$42,271

As of December 31, 2023, the Company had additional minimum operating lease payments of $804 for executed leases that have not yet commenced, primarily for office locations.
The Company evaluates the recoverability of right‑of‑use assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. During the year ended December 31, 2023, the Company recognized impairment charges of $2,239 to write‑down certain right‑of‑use assets to their fair value primarily as a result of the decision to vacate certain leased facilities. The impairment charges were recorded in General and administrative in the consolidated statements of operations. No impairment of right‑of‑use assets occurred for the years ended December 31, 2022 or 2021.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	December 31,
	2023	2022
CSS deposits	$284,276	$201,082
Accrued compensation	43,316	40,296
Accrued benefits	39,983	35,493
Due to customers	16,924	13,720
Accrued realignment costs	12,459	—
Accrued indirect taxes	10,722	9,766
Accrued professional fees	5,970	4,984
Employee stock purchase plan contributions	5,790	5,230
Accrued acquisition stay bonus	4,336	9,135
Non-contingent consideration from acquisitions	3,576	2,434
Accrued cloud provisioning costs	3,572	4,224
Deferred compensation plan liabilities	2,355	2,067
Contingent consideration from acquisitions	—	1,196
Other accrued and current liabilities	24,069	32,421
Total accruals and other current liabilities	$457,348	$362,048

Note 10: Long-Term Debt
Long‑term debt consists of the following:

	December 31,
	2023	2022
Credit facility:
Revolving loan facility due November 2025	$92,028	$345,597
Term loan due November 2025	190,000	195,000
2026 Notes	687,830	687,830
2027 Notes	575,000	575,000
Unamortized debt issuance costs	(16,455)	(22,731)
Total debt	1,528,403	1,780,696
Less: Current portion of long-term debt	(10,000)	(5,000)
Long-term debt	$1,518,403	$1,775,696
Credit Facility
The Company has a Credit Facility which provides for an $850,000 senior secured revolving loan facility that matures on November 15, 2025. The Credit Facility also provides up to $50,000 of letters of credit and other borrowings subject to availability, including an $85,000 U.S. dollar swingline sub‑facility and a $200,000 incremental “accordion” sub‑facility. Debt issuance costs are amortized to interest expense through the maturity date.
When the Company amended the Credit Facility on January 25, 2021, to increase the senior secured revolving loan facility and extend the maturity date, the Company performed an extinguishment versus modification assessment on a lender‑by‑lender basis resulting in the write‑off of unamortized debt issuance costs of $353 and the capitalization of fees paid to lenders and third parties of $3,577.
On December 22, 2021, the Company amended the Credit Facility to provide for a $200,000 senior secured term loan with a maturity of November 15, 2025 (the “Term Loan”). The Term Loan requires principal repayment at the end of each calendar quarter. Beginning with March 31, 2022 and ending with December 31, 2023, the Company was required to repay $1,250 per quarter. Beginning with March 31, 2024 and ending with the last such date prior to the maturity date, the Company is required to repay $2,500 per quarter. The Company incurred $540 of debt issuance costs related to the Term Loan. The Company used borrowings under the Term Loan to pay down borrowings under the swingline sub‑facility and revolving loan facility under the Credit Facility.
The Company had $150 of letters of credit and surety bonds outstanding as of December 31, 2023 and 2022 under the Credit Facility. As of December 31, 2023 and 2022, the Company had $757,822 and $504,253, respectively, available under the Credit Facility.
Effective June 23, 2023, the Company amended the Credit Facility to replace the referenced interest rate based on LIBOR with SOFR.
Revolving loan borrowings under the Credit Facility bear interest at variable rates that reset every one, three, or six months depending on the period selected by the Company. Under the Term SOFR elections, revolving loan borrowings bear an interest rate of the applicable term SOFR rate plus 10 bps, plus a spread ranging from 125 bps to 225 bps as determined by the Company’s net leverage ratio. Under the non‑Term SOFR elections, revolving loan borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) the applicable term SOFR rate plus 10 bps, plus a spread ranging from 25 bps to 125 bps as determined by the Company’s net leverage ratio.

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
The agreement governing the Credit Facility contains customary positive and negative covenants, including restrictions on our ability to pay dividends and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $50,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control. The Credit Facility also contains customary financial covenants, including maximum net leverage ratio. As of December 31, 2023 and 2022, the Company was in compliance with all covenants in its Credit Facility.
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

During the fourth quarter of 2022, the Company paid $1,998 in cash to repurchase $2,170 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other (expense) income, net in the consolidated statements of operations for the year ended December 31, 2022. The 2026 Notes were repurchased under the Company’s Repurchase Program authorization (see Note 13).
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
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class B common stock, or a combination of cash and shares of the Company’s Class B common stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 15.5925 shares of the Company’s Class B common stock per $1 principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share, and is subject to adjustment as described in the 2026 Indenture. If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
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
As of December 31, 2023, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2027 Notes, refer to the section titled “2027 Notes” below), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of December 31, 2023 and 2022, the Company was in compliance with all covenants in the 2026 Notes.
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
The capped call options were entered into in conjunction with the issuance of the 2026 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2026 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped call options separately from the 2026 Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to Additional paid-in capital in the consolidated balance sheets as of December 31, 2021.

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
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class B common stock, or a combination of cash and shares of the Company’s Class B common stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 12.0153 shares of the Company’s Class B common stock per $1 principal amount of 2027 Notes, which represents an initial conversion price of approximately $83.23 per share, and is subject to adjustment as described in the 2027 Indenture. If a “make-whole fundamental change” (as defined in the 2027 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
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
As of December 31, 2023, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2026 Notes), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of December 31, 2023 and 2022, the Company was in compliance with all covenants in the 2027 Notes.
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
The capped call options were entered into in conjunction with the issuance of the 2027 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2027 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2027 Notes, the Company accounts for the capped call options separately from the 2027 Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to Additional paid-in capital in the consolidated balance sheets as of December 31, 2021.

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
Interest Expense, Net
Interest expense, net consists of the following:

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$(34,973)	$(26,275)	$(5,464)
Amortization and write-off of deferred debt issuance costs	(7,291)	(7,291)	(5,955)
Other interest income (expense)	933	(1,490)	(108)
Interest income	1,538	421	306
Interest expense, net	$(39,793)	$(34,635)	$(11,221)
The weighted average interest rate on borrowings under the Credit Facility were 7.13%, 3.84%, and 2.03% for the years ended December 31, 2023, 2022, and 2021, respectively.
Scheduled maturities of long‑term debt are as follows:

December 31, 2023
2024	$10,000
2025	272,028
2026	687,830
2027	575,000
Total scheduled maturities of long-term debt	$1,544,858

Note 11: Executive Bonus Plan
Certain of the Company’s key employees, including its named executive officers, participate in the Company’s Bonus Plan. Pursuant to the Bonus Plan, participants are eligible to receive incentive bonuses that are determined based on the Company’s adjusted Management Report Operating Income (“MROI”), as defined in the plan agreement and before deduction for such plan payments. For purposes of the Bonus Plan, the bonus pool thereunder may be funded with up to an aggregate of 20% of the Company’s adjusted MROI, subject to approval by the Sustainability Committee of the Company’s Board of Directors, with payments made to plan participants based on each such participant’s allocated interest in the bonus pool. The plan permits the deduction of certain holdback amounts from the plan’s pool, from which amounts can then be allocated to fund items including equity and/or cash incentive compensation for non‑plan participants and participant charitable contributions.
On November 2, 2022, the Sustainability Committee of the Company’s Board of Directors approved an amendment to the Bonus Plan such that with respect to fiscal year 2022, one‑third of the Company’s Chief Investment Officer’s allocated percentage interest will be multiplied by a coefficient derived from the performance of the Company’s BSY Investments group (the Company’s executive team focused on portfolio development, mergers and acquisitions, venture capital investing, digital integrator business activities, and various incubating and accelerating business activities). This coefficient is generally determined by calculating the annual increase (or decrease) in value of the BSY Investments portfolio, taking into account applicable fees and an annual hurdle rate, in all cases, as approved by the Company’s non-employee directors. The Company’s Chief Investment Officer retired effective March 31, 2023 and received one Bonus Plan payout during 2023 in respect to the 2022 fiscal year under the amended allocated percentage interest.
A participant may defer any portion, or all, of such participant’s incentive bonus payable pursuant to the Bonus Plan into the DCP (see Note 12). The Bonus Plan provides, in part, that a participant may elect to receive any portion, or all, of such participant’s non‑deferred incentive bonus in the form of shares of fully vested Class B common stock issued under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Incentive Award Plan”), subject to the limitation described below. The Company records the election of non‑deferred incentive bonus in the form of shares of fully vested Class B common stock as stock‑based compensation expense in the consolidated statements of operations (see Note 15). Such election must be made prior to the start of the applicable calendar quarter for which the incentive bonus is to be paid, and the number of shares of Class B common stock payable in respect of such elected amount is calculated using a volume-weighted average price of the Company’s Class B common stock for the period commencing on the tenth trading day prior to the end of the applicable calendar quarter and ending on the tenth trading day following the end of the applicable calendar quarter. Notwithstanding participants’ elections to receive shares of fully vested Class B common stock in respect of their non‑deferred incentive bonus payments, if, in any calendar quarter, the aggregate U.S. dollar value of shares of fully vested Class B common stock payable in respect of the non‑deferred incentive bonuses exceeds $7,500, the portion of each participant’s non‑deferred incentive bonus payable in shares of fully vested Class B common stock will be reduced pro rata such that the $7,500 limit is not exceeded, and, for each affected participant, the amount of such reduction will be payable in cash.
For the years ended December 31, 2023, 2022, and 2021, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $21,463, $33,242, and $33,454, respectively.

Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s DCP, certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of December 31, 2023, shares of Class B common stock available for future issuance under the DCP were 4,421,623.
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
While DCP participants’ investments in phantom shares remain equity classified, as they will be settled in shares of Class B common stock upon eventual distribution, the amendment and elections resulted in a change to liability classification for the reallocated phantom investments, as they will be settled in cash upon eventual distribution. As a result, during the year ended December 31, 2021, the Company reclassified cumulative compensation cost of $4,739 from Additional paid-in capital to Accruals and other current liabilities or Deferred compensation plan liabilities in the consolidated balance sheets and recognized a compensation charge of $90,721 to Deferred compensation plan expenses in the consolidated statements of operations to record the reallocated deferred compensation plan liabilities at their fair value of $95,460.
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
Deferred compensation plan expense (income) was $13,580, $(15,782), and $95,046 for the years ended December 31, 2023, 2022, and 2021, respectively.
For the years ended December 31, 2023, 2022, and 2021, DCP elective participant deferrals were $1,765, $6,580, and $2,619, respectively. No discretionary contributions were made to the DCP during the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022, phantom shares of the Company’s Class B common stock issuable by the DCP were 17,364,980 and 21,587,831, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Accruals and other current liabilities	$2,355	$2,067
Deferred compensation plan liabilities	88,181	77,014
Total DCP liabilities	$90,536	$79,081

Other Plans
The Company maintains a qualified 401(k) profit‑sharing plan (the “401(k) Plan”) for the benefit of substantially all U.S.‑based full‑time colleagues. The Company may make discretionary profit‑sharing contributions to the 401(k) Plan. Effective January 1, 2022, the Company matches 50%, up to a maximum of 6% of qualified cash compensation for each eligible participating colleague. For the year ended December 31, 2021, the Company matched 50%, up to a maximum of 5% of qualified cash compensation for each eligible participating colleague. The Company’s matching contributions to the 401(k) Plan were $5,260, $4,933, and $4,114, for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company also maintains various retirement benefit plans (primarily defined contribution plans) for colleagues of its international subsidiaries. The Company’s contributions to these plans were $13,208, $11,803, and $10,729, for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 13: Preferred and Common Stock
Preferred Stock Authorized and Selected Terms
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
For the year ended December 31, 2023, 64,130 shares of Class A common stock were converted to Class B common stock.

BSY Stock Repurchase Program
On May 11, 2022, the Company announced that its Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock through June 30, 2024. On December 14, 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The shares and notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or notes repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B common stock and outstanding notes, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares and/or notes to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. The Company did not repurchase shares under the Repurchase Program for the year ended December 31, 2023. For the year ended December 31, 2022, the Company repurchased 896,126 shares for $28,250, and $2,170 aggregate principal amount of our outstanding 2026 Notes for $1,998 (see Note 10) under the Repurchase Program. As of December 31, 2023, $169,752 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
On June 17, 2021, the Company issued 3,141,342 shares of the Company’s Class B common stock pursuant to the acquisition of Seequent (see Note 4).
The Company has a Class B Common Stock Purchase Agreement with a strategic investor (the “Common Stock Purchase Agreement”), pursuant to which the investor acquired the maximum purchase amount of $250,000 of the Company’s Class B common stock. The Common Stock Purchase Agreement grants to the strategic investor certain informational and protective rights, including, for so long as the Company remains party to a long-term strategic collaboration agreement with the investor the right to participate in any sale process the Company may undertake. The Common Stock Purchase Agreement expires in 2030.
For the year ended December 31, 2023, the Company issued 2,621,959 shares of Class B common stock to colleagues who exercised their stock options, net of 238,627 shares withheld at exercise to pay for the cost of the stock options, as well as for $6,581 of applicable income tax withholdings. The Company received $11,715 in proceeds from the exercise of stock options.
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

For the years ended December 31, 2023, 2022, and 2021, the Company issued 247,867, 445,050, and 238,755 shares of Class B common stock, respectively, in connection with Bonus Plan incentive compensation, net of shares withheld. Of the total 383,181 shares awarded for the year ended December 31, 2023, 135,314 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,756. Of the total 569,166 shares awarded for the year ended December 31, 2022, 124,116 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,197. Of the total 407,473 shares awarded for the year ended December 31, 2021, 168,718 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $8,739.
For the years ended December 31, 2023, 2022, and 2021, the Company issued 3,410,006, 3,541,375, and 2,378,645 shares of Class B common stock, respectively, to DCP participants in connection with distributions from the plan. The distribution in shares for the year ended December 31, 2023 totaled 4,345,945 shares of which 935,939 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $38,456. The distribution in shares for the year ended December 31, 2022 totaled 4,041,707 shares of which 500,332 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246. The distribution in shares for the year ended December 31, 2021 totaled 3,820,099 shares of which 1,441,454 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $69,007.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2023:
Fourth quarter	$0.05	$14,764
Third quarter	0.05	14,768
Second quarter	0.05	14,702
First quarter	0.05	14,522
Total	$0.20	$58,756
2022:
Fourth quarter	$0.03	$8,730
Third quarter	0.03	8,592
Second quarter	0.03	8,678
First quarter	0.03	8,353
Total	$0.12	$34,353
2021:
Fourth quarter	$0.03	$8,461
Third quarter	0.03	8,485
Second quarter	0.03	8,372
First quarter	0.03	8,219
Total	$0.12	$33,537
Dividends Declared Subsequent to December 31, 2023
In February 2024, our Board of Directors approved cash dividends of $0.06 per share payable on March 28, 2024 to all stockholders of record of Class A and Class B common stock as of the close of business on March 20, 2024.

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
Unless otherwise determined by the Board of Directors, the ESPP has been implemented by means of consecutive offering periods, which will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date), and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The purchase price per share at which shares of Class B common stock are sold in an offering period under the ESPP will be equal to the lesser of 85% of the fair market value of a share of Class B common stock (i) on the first trading day of the offering period, or (ii) on the purchase date (i.e., the last trading day of the offering period).
During the year ended December 31, 2023, colleagues who elected to participate in the ESPP purchased a total of 315,840 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $9,988. Of the total 333,324 shares purchased, 17,484 shares were sold back to the Company to pay for applicable income tax withholdings of $845. During the year ended December 31, 2022, colleagues who elected to participate in the ESPP purchased a total of 307,406 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $10,335. Of the total 314,471 shares purchased, 7,065 shares were sold back to the Company to pay for applicable income tax withholdings of $273. During the year ended December 31, 2021, colleagues who elected to participate in the ESPP purchased a total of 104,716 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $3,846. Of the total 111,486 shares purchased, 6,770 shares were sold back to the Company to pay for applicable income tax withholdings of $438. As of December 31, 2023 and 2022, $5,790 and $5,230 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of December 31, 2023, shares of Class B common stock available for future issuance under the ESPP were 24,272,038.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2020	$(25,219)	$(1,014)	$(26,233)
Other comprehensive (loss) income, before taxes	(65,648)	151	(65,497)
Tax expense	—	(44)	(44)
Other comprehensive (loss) income, net of taxes	(65,648)	107	(65,541)
Balance, December 31, 2021	(90,867)	(907)	(91,774)
Other comprehensive income, before taxes	1,459	820	2,279
Tax expense	—	(245)	(245)
Other comprehensive income, net of taxes	1,459	575	2,034
Balance, December 31, 2022	(89,408)	(332)	(89,740)
Other comprehensive income, before taxes	4,774	68	4,842
Tax expense	—	(89)	(89)
Other comprehensive income (loss), net of taxes	4,774	(21)	4,753
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
Restricted stock and restricted stock units (“RSUs”) expense	$54,606	$40,754	$19,917
Bonus Plan expense (see Note 11)	14,801	28,571	23,121
ESPP expense (see Note 13)	2,407	2,890	2,118
Stock grants expense	600	450	445
Stock option expense	343	2,150	3,271
DCP elective participant deferrals expense (1) (see Note 12)	215	391	173
Total stock-based compensation expense (2)	$72,972	$75,206	$49,045

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of December 31, 2023 and 2022, $4,043 and $7,300 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of subscriptions and licenses	$4,444	$2,781	$1,442
Cost of services	3,196	2,055	1,257
Research and development	19,380	27,209	19,740
Selling and marketing	11,565	8,898	5,980
General and administrative	34,387	34,263	20,626
Total stock-based compensation expense	$72,972	$75,206	$49,045
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
The fair value of the common stock during periods prior to the IPO was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from independent third‑party valuations, the Company’s financial condition, and historical financial performance.
Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B common stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. Performance targets are generally set for performance periods of one year to three years. The fair value of restricted stock and RSUs is determined by the product of the number of shares granted and the Company’s common stock price on the grant date.

Shares of restricted stock have voting rights and, subject to the terms of the award agreements, the time‑based restricted stock awards generally accrue declared dividends which are paid upon vesting. RSUs, which may be cash or share‑settled depending on the award, do not have voting rights, but, subject to the terms of the award agreements, generally accrue declared dividends which are paid upon vesting. Beginning with the April 2021 grant, time‑based RSUs have dividend equivalent rights and do not accrue cash dividends. Certain historical RSUs granted in 2016 under the Company’s amended and restated 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) have dividend equivalent rights and do not accrue cash dividends. Recipients of the Company’s outstanding performance‑based restricted stock awards and RSUs are paid dividends prior to vesting.
The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2022	3,068,851		2,706,078	(3)	362,773	(4)	$36.67	$38.21
Granted	1,467,585	(1)	1,268,939		198,646	(5)	42.79	39.14
Vested	(997,938)		(840,778)		(157,160)		35.36	38.20
Forfeited and canceled	(234,649)		(196,031)		(38,618)		34.02	33.59
Unvested, December 31, 2023	3,303,849	(2)	2,938,208		365,641		$39.87	$39.21

(1)For the year ended December 31, 2023, the Company only granted RSUs.
(2)Includes 55,905 RSUs which are expected to be settled in cash.
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
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s applicable margin metrics (which, for 2022, was Adjusted EBITDA margin and for 2023 and 2024, will be Adjusted OI w/SBC margin, excluding the impact of foreign currency exchange fluctuations) also equals or exceeds the relevant target level for such year. Provided that the applicable margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. Final actual vesting will be determined on January 31, 2025. The 2023 Adjusted OI w/SBC margin target, excluding the impact of foreign currency exchange fluctuations, and the 2022 Adjusted EBITDA margin target for the performance-based RSUs were met.
In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the years ended December 31, 2023, 2022, and 2021, 1,562, 10,888, and 10,864 shares, respectively, were delivered to colleagues, and 36, 30, and 45 additional shares, respectively, were earned as a result of dividends. As of December 31, 2023, 2022, and 2021, 7,837, 9,363, and 20,221 shares, respectively, of these vested and deferred RSUs remained outstanding.

The weighted average grant date fair values of RSUs granted were $42.29, $38.18, and $52.48 for the years ended December 31, 2023, 2022, and 2021, respectively.
For the years ended December 31, 2023, 2022, and 2021, restricted stock and RSUs were issued net of 161,841, 112,698, and 125,825 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $7,299, $4,491, and $7,293, respectively.
As of December 31, 2023, there was $82,891 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.7 years. As of December 31, 2023, there was $2,609 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.0 years.
Stock Grants
Under the equity incentive plans, the Company may grant unrestricted, fully vested shares of Class B common stock. The fair value of stock grants is determined by the product of the number of fully vested Class B common stock granted and the Company’s common stock price on the grant date. The total expense related to stock grants is recognized on the grant date as the issued awards are fully vested.
For the years ended December 31, 2023, 2022, and 2021, the Company granted 12,639, 13,632, and 7,824 fully vested shares of Class B common stock, respectively.
Stock Options
The fair value of each stock option award was estimated on the date of grant using the Black‑Scholes option pricing model. Stock options generally vest ratably on each of the first four anniversaries of the grant date. The Company did not grant stock options during the years ended December 31, 2023, 2022, and 2021.
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life (in years)	Value
Outstanding, December 31, 2022	3,794,515	$5.57
Exercised	(2,860,586)	5.52
Forfeited and expired	(17,500)	5.68
Outstanding, December 31, 2023	916,429	$5.74	0.2	$42,559
Exercisable, December 31, 2023	916,429	$5.74	0.2	$42,559
For the years ended December 31, 2023, 2022, and 2021, the Company received cash proceeds of $11,715, $8,338, and $5,605, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $112,025, $101,643, and $270,614, respectively.
As of December 31, 2023, there was no remaining unrecognized compensation expense related to unvested stock options.

Acquisition Options
In addition to stock options granted under the Company’s equity incentive plans, in connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B common stock. As of December 31, 2020, the Company fully recognized the stock‑based compensation expense associated with these options. During the year ended December 31, 2022, 900,000 options were exercised. No acquisition options remain outstanding as of December 31, 2022.
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
Equity Incentive Plans
The Company’s 2020 Incentive Award Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Incentive Award Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Incentive Award Plan. As of December 31, 2023, equity awards available for future grants under the 2020 Incentive Award Plan were 20,946,599.
The Company also has equity awards outstanding under the 2015 Equity Incentive Plan, which terminates in November 2024. Following the completion of the IPO, no further awards may be granted under the 2015 Equity Incentive Plan.
Note 16: Income Taxes
The components of Income before income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021
Domestic	$16,652	$98,188	$(14,544)
International	166,875	100,087	107,873
Income before income taxes	$183,527	$198,275	$93,329

The Benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(12,899)	$(2,307)	$770
State	(2,567)	(1,387)	163
Foreign	(40,171)	(22,715)	(17,230)
	(55,637)	(26,409)	(16,297)
Deferred:
Federal	134,516	3,547	15,182
State	29,514	60	3,660
Foreign	34,848	1,519	903
	198,878	5,126	19,745
Benefit (provision) for income taxes	$143,241	$(21,283)	$3,448
A reconciliation of the U.S. statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(0.3)	1.0	(2.7)
Stock-based compensation	(22.9)	(21.4)	(52.5)
Non-deductible officer compensation	14.9	11.0	36.6
Tax credits	(5.8)	(2.9)	(6.1)
Withholding taxes	4.9	2.8	5.8
Foreign tax rate differential	(3.0)	(2.0)	(6.9)
Net tax on foreign earnings (GILTI/FDII)	4.2	0.9	—
Transaction costs	(0.1)	0.5	3.9
Tax impact of internal legal entity restructuring	(93.1)	—	—
Other	2.2	(0.2)	(2.8)
Effective income tax rate	(78.0%)	10.7%	(3.7%)
For the year ended December 31, 2023, the effective tax rate was lower as compared to the year ended December 31, 2022 primarily due to the discrete tax benefit recognized as a result of the internal legal entity restructuring described below. The benefit of the internal legal entity restructuring was partially offset by an increase in the effective tax rate impact of the GILTI inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes and a decrease in discrete tax benefits related to stock-based compensation, net of the impact from officer compensation limitation provisions, recognized during the current year. For the years ended December 31, 2023 and 2022, the Company recorded discrete tax benefits of $14,648 and $20,501, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

During the fourth quarter of 2023, the Company recognized a net discrete income tax benefit of $170,784 attributable to internal legal entity restructuring and related intra-entity transactions as part of its continuing efforts to align intellectual property ownership with the Company’s business operating model. These transactions resulted in the recognition of deferred tax benefits arising from the net increase in deferred tax assets related to intangibles and goodwill of $171,622. The deferred tax assets represent the undiscounted future anticipated cash tax impacts of basis differences, which are expected to be realized through tax amortization over the next 13 years.
For the year ended December 31, 2022, the effective tax rate was higher as compared to the year ended December 31, 2021, primarily due to the 2021 effective tax rate impact, net of officer compensation limitation provisions, related to the 2021 compensation charge of $90,721 to Deferred compensation plan expenses to record reallocated deferred compensation plan liabilities at fair value (see Note 12). For the years ended December 31, 2022 and 2021, the Company recorded discrete tax benefits of $20,501 and $14,890, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
The U.S. Tax Cuts and Jobs Act (the “JOBS Act”) requires certain GILTI earned by a controlled foreign corporation (“CFC”) to be included in the gross income of the CFC’s U.S. shareholder. The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to GILTI as a current‑period expense when incurred. The JOBS Act allows a U.S. corporation a deduction equal to a certain percentage of its foreign‑derived intangible income (“FDII”).
The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2023	2022
Deferred tax assets:
Accrued compensation	$38,220	$35,298
NOL and credit carryforwards	19,677	14,960
Intangible assets including goodwill	137,576	—
Convertible debt and 163(j) limitation	14,364	13,349
Lease liabilities	7,610	8,920
Other accruals not currently deductible	502	1,122
Allowance for doubtful accounts	1,852	1,856
Deferred revenues	4,402	2,914
Other	2,852	2,383
Total deferred tax assets	227,055	80,802
Less: Valuation allowance	(2,664)	(3,321)
Net deferred tax assets	224,391	77,481
Deferred tax liabilities:
Intangible assets including goodwill	—	(51,994)
Operating lease right-of-use assets	(6,762)	(8,381)
Prepaid expenses	(2,746)	(2,877)
Unrealized gains and losses	(8,131)	(9,422)
Property and equipment	(3,639)	(3,406)
Total deferred tax liabilities	(21,278)	(76,080)
Net deferred tax assets (liabilities)	$203,113	$1,401

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of NOL carryforwards, credit carryforwards, and temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the items are expected to reverse.
The Company had deferred tax assets for tax credits and NOLs, net of unrecognized tax positions, primarily related to:

Jurisdiction:	December 31, 2023	Begin to Expire
U.S. Federal NOL	$3,497	2034
U.S. Federal research and development credits	201	2039
U.S. Federal foreign tax credits	340	2028
U.S. State NOL	1,530	2036
U.S. State research and development credits	667	2030
U.K. NOL	6,759	Indefinite
U.K. research and development credits	760	Indefinite
Canadian research and development credit	1,037	2030
As of December 31, 2023 and 2022, the Company has a valuation allowance recorded against net deferred tax assets related to NOLs and tax attributes in certain jurisdictions of $2,664 and $3,321, respectively. During the year ended December 31, 2023, the Company decreased the valuation allowance by $657, which was primarily related to the partial utilization of U.S. capital loss carryforwards. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.
We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. No additional provision has been made for U.S. and non‑U.S. income taxes on the undistributed earnings of subsidiaries that are expected to be indefinitely reinvested. As of December 31, 2023, certain subsidiaries had approximately $335,988 of cumulative undistributed earnings that have been deemed permanently reinvested. A liability could arise if our intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
The following is a reconciliation of the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$910	$1,331	$1,223
Increases for tax positions of prior years	12	—	160
Decreases for tax positions of prior years	(9)	(121)	(42)
Increases for tax positions related to the current year	—	—	—
Decreases relating to settlements with taxing authorities	—	(35)	—
Reductions as a result of lapse of the statute of limitations	(447)	(265)	(10)
Gross unrecognized tax benefits, end of year	$466	$910	$1,331

As of December 31, 2023, 2022, and 2021, the Company had total unrecognized tax benefits including interest and penalties of $557, $1,194, and $1,704, respectively, of which $554, $1,181, and $1,273, respectively, would impact the Company’s effective tax rate if recognized. Interest expense and penalties related to unrecognized tax benefits included in the Benefit (provision) for income taxes was $194, $89, $(101) for the years ended December 31, 2023, 2022, and 2021, respectively. The cumulative accrued interest and penalties related to unrecognized tax benefits were $91, $284, and $373 as of December 31, 2023, 2022, and 2021, respectively.
The Company is subject to income tax in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax‑related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company’s tax return positions are fully supportable. The tax benefit recognized is based on the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The Provision for income taxes in the consolidated statements of operations includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company records accrued interest and/or penalties, where applicable, related to unrecognized tax benefits as part of the Benefit (provision) for income taxes in the consolidated statements of operations. The Company records the amount of uncertain taxes expected to be paid in the next 12 months as a current liability and records the remaining amount in Other liabilities in the consolidated balance sheets.
The Company is currently under audit in the U.K. for years 2018 through 2021. The Company is also under audit in the Netherlands for years 2018 through 2021. In addition, the Company is under audit in various other foreign taxing jurisdictions that are not material to the consolidated financial statements. The Company’s U.S. consolidated federal income tax returns for years 2020 through 2023 may be subject to examination by the Internal Revenue Service. The Company also may be subject to examination by other significant jurisdictions, including the Irish Revenue Commissioners for Irish tax purposes for years 2019 through 2023 and by the Inland Revenue Department for New Zealand Tax purposes for years 2018 through 2023.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”). The OECD has continued to issue administrative guidance and interpretations regarding the Pillar 2 rules. A number of E.U. and G20 member nations, including locations where the Company currently has operations, are at various stages in the process of enacting tax legislation to incorporate aspects of the Pillar 2 rules. For countries that have adopted the model rules, certain aspects of the Pillar 2 rules will be effective in 2024, while other aspects are expected to become effective in 2025. Due to the uncertainty regarding which countries will enact Pillar 2 legislation and in what form the legislation will be adopted, as well as uncertainty regarding the timing of individual country legislative action and the underlying complexity of the rules, we are still assessing the impact, if any, of the Pillar 2 legislation on the Company.
Note 17: Fair Value of Financial Instruments
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 and Level 3 financial instruments as of December 31, 2023 and 2022:
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
Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of December 31, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $684,205 and $516,051, respectively. As of December 31, 2022, the estimated fair value of the 2026 Notes and 2027 Notes was $622,431 and $470,856, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.

Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$1	$—	$—	$1
Interest rate swap (2)	—	32,162	—	32,162
Total assets	$1	$32,162	$—	$32,163
Liabilities:
Deferred compensation plan liabilities (3)	$90,536	$—	$—	$90,536
Cash-settled equity awards (4)	781	—	—	781
Total liabilities	$91,317	$—	$—	$91,317

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19	$—	$—	$19
Interest rate swap (2)	—	37,200	—	37,200
Total assets	$19	$37,200	$—	$37,219
Liabilities:
Acquisition contingent consideration (4)	$—	$—	$1,196	$1,196
Deferred compensation plan liabilities (3)	79,081	—	—	79,081
Cash-settled equity awards (4)	536	—	—	536
Total liabilities	$79,617	$—	$1,196	$80,813

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $2,355 and $2,067 as of December 31, 2023 and 2022, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.
The following is a reconciliation of the changes in fair value of the Company’s financial liabilities which have been classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$1,196	$6,613
Payments	(1,206)	(5,261)
Addition	—	1,390
Change in fair value	—	(1,427)
Foreign currency translation adjustments	10	(119)
Balance, end of year	$—	$1,196
The Company did not have any transfers between levels within the fair value hierarchy.

Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the year ended December 31, 2023, the Company entered into approximately $158,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for other software costs. As of December 31, 2023, total non‑cancelable future cash purchase commitments were $127,000, of which the Company expects $50,000 to be paid over the next 12 months and $77,000 to be paid through September 2028. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	December 31,
	2023	2022
Americas (1)(2)	$272,492	$164,729
EMEA	40,411	32,372
APAC (2)	14,460	167,670
Total long-lived assets	$327,363	$364,771

(1)Americas includes the U.S., Canada, and Latin America, including the Caribbean.
(2)The change in balances period over period was due to an internal legal entity restructuring executed by the Company during the fourth quarter of 2023 (see Note 16).

Note 20: Other (Expense) Income, Net
Other (expense) income, net consists of the following:

	Year Ended December 31,
	2023	2022	2021
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(5,038)	$27,083	$9,770
Foreign exchange (1)	2,497	(9,901)	827
Sale of aircraft (see Note 5)	—	2,029	—
Change in fair value of acquisition contingent consideration (see Note 17)	—	1,427	(550)
Receipts (payments) related to interest rate swap	8,803	1,947	(1,270)
Other (expense) income, net (2)	(13,484)	1,713	1,184
Total other (expense) income, net	$(7,222)	$24,298	$9,961

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange gains (losses) of $3,163, $(7,369), and $(779) for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Other (expense) income, net includes investment impairment and other charges of $(16,988), partially offset by gains on investments of $2,360 for the year ended December 31, 2023 (see Note 7).
Note 21: Realignment Costs
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve the Company’s accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in AI product development (the “2023 Program”). The Company incurred realignment costs of $12,579 for the year ended December 31, 2023 related to the aforementioned program, which represents termination benefits for colleagues whose roles were impacted. The 2023 Program activities have been broadly implemented across the Company’s various businesses with the intention that substantially all actions, including payment of the termination benefits, will be fully completed by mid‑2024.
Realignment costs by expense classification were as follows:

Year Ended
December 31,
2023
Cost of revenues:
Cost of subscriptions and licenses	$839
Cost of services	1,246
Total cost of revenues	2,085
Operating expenses:
Research and development	4,995
Selling and marketing	4,012
General and administrative	1,487
Total operating expenses	10,494
Total realignment costs	$12,579

Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2022	$—
Realignment costs	12,579
Payments	(268)
Adjustments (1)	148
Balance, December 31, 2023	$12,459

(1)Adjustments includes foreign currency translation.
Note 22: Net Income Per Share
Net income per share of Class A and Class B common stock amounts are computed using the two‑class method required for participating securities, using the treasury stock method for awards under the Company’s equity compensation plans and ESPP, and using the if‑converted method for the convertible senior notes. In addition, the weighted average number of shares of the Company’s Class A and Class B common stock is inclusive of undistributed shares held in the DCP as phantom shares of the Company’s Class B common stock.
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of December 31, 2023, 2022, and 2021, there were 365,641, 362,773, and 96,683 participating securities outstanding, respectively.
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

The details of basic and diluted net income per share are as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$326,787	$174,780	$93,192
Less: Net income attributable to participating securities	(74)	(42)	(9)
Net income attributable to Class A and Class B common stockholders, basic	326,713	174,738	93,183
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	6,874	6,810	—
Net income attributable to Class A and Class B common stockholders, diluted	$333,587	$181,548	$93,183

Denominator:
Weighted average shares, basic	312,358,823	309,226,677	305,711,345
Dilutive effect of stock options, restricted stock, and RSUs	2,435,456	4,705,172	8,791,084
Dilutive effect of ESPP	75,568	166,606	108,385
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	17,666,703	—
Weighted average shares, diluted	332,503,633	331,765,158	314,610,814

Net income per share, basic	$1.05	$0.57	$0.30
Net income per share, diluted	$1.00	$0.55	$0.30
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Year Ended December 31,
	2023	2022	2021
RSUs	—	718,105	150,017
Convertible senior notes	—	—	13,474,580
Total anti-dilutive securities	—	718,105	13,624,597