Form 10-Q
period 2024-03-31
BENTLEY SYSTEMS INC
filed 2024-05-07
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024, the registrant had 11,537,627 shares of Class A and 288,462,583 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three months ended March 31, 2024. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
Unless indicated otherwise, throughout this Quarterly Report on Form 10‑Q, we refer to Bentley Systems, Incorporated and its consolidated subsidiaries, as “Bentley Systems,” “Bentley,” the “Company,” “we,” “us,” and “our.”
This Quarterly Report on Form 10‑Q contains trademarks, service marks, brands, or product names owned by us, as well as those owned by others.
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10‑Q includes forward‑looking statements. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy, and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “could,” “would,” “seeks,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as well as statements regarding our focus for the future, are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations, projections, and assumptions about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10‑Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements. The forward‑looking statements, as well as our Quarterly Report on Form 10‑Q as a whole, are subject to risks and uncertainties.
These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward‑looking statements. We discuss many of these risks in this Quarterly Report on Form 10‑Q in greater detail in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q. You should not rely upon forward‑looking statements as predictions of future events.
Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances reflected in the forward‑looking statements will occur. Except as required by law, we undertake no obligation to update any of these forward‑looking statements after the date of this Quarterly Report on Form 10‑Q to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$141,601	$68,412
Accounts receivable	284,200	302,501
Allowance for doubtful accounts	(9,723)	(8,965)
Prepaid income taxes	10,891	12,812
Prepaid and other current assets	46,716	44,797
Total current assets	473,685	419,557
Property and equipment, net	38,563	40,100
Operating lease right-of-use assets	36,454	38,476
Intangible assets, net	236,402	248,787
Goodwill	2,261,190	2,269,336
Investments	23,641	23,480
Deferred income taxes	208,152	212,831
Other assets	75,681	67,283
Total assets	$3,353,768	$3,319,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,568	$18,094
Accruals and other current liabilities	539,775	457,348
Deferred revenues	242,037	253,785
Operating lease liabilities	11,178	11,645
Income taxes payable	11,275	9,491
Current portion of long-term debt	10,000	10,000
Total current liabilities	837,833	760,363
Long-term debt	1,425,445	1,518,403
Deferred compensation plan liabilities	93,402	88,181
Long-term operating lease liabilities	28,812	30,626
Deferred revenues	15,206	15,862
Deferred income taxes	10,391	9,718
Income taxes payable	7,337	7,337
Other liabilities	2,735	5,378
Total liabilities	2,421,161	2,435,868
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 and 11,537,627 shares as of March 31, 2024 and December 31, 2023, respectively	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 286,477,055 and 284,728,210 shares as of March 31, 2024 and December 31, 2023, respectively	2,865	2,848
Additional paid-in capital	1,154,137	1,127,234
Accumulated other comprehensive loss	(92,619)	(84,987)
Accumulated deficit	(132,595)	(161,932)
Non-controlling interest	704	704
Total stockholders’ equity	932,607	883,982
Total liabilities and stockholders’ equity	$3,353,768	$3,319,850

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Subscriptions	$307,089	$277,845
Perpetual licenses	9,512	9,547
Subscriptions and licenses	316,601	287,392
Services	21,162	27,019
Total revenues	337,763	314,411
Cost of revenues:
Cost of subscriptions and licenses	40,218	40,931
Cost of services	21,612	26,253
Total cost of revenues	61,830	67,184
Gross profit	275,933	247,227
Operating expenses:
Research and development	68,371	67,800
Selling and marketing	54,386	52,141
General and administrative	46,482	46,807
Deferred compensation plan	5,799	4,146
Amortization of purchased intangibles	8,964	10,548
Total operating expenses	184,002	181,442
Income from operations	91,931	65,785
Interest expense, net	(6,520)	(11,092)
Other income, net	7,137	289
Income before income taxes	92,548	54,982
Provision for income taxes	(22,247)	(9,492)
Equity in net income of investees, net of tax	9	—
Net income	$70,310	$45,490
Per share information:
Net income per share, basic	$0.22	$0.15
Net income per share, diluted	$0.22	$0.14
Weighted average shares, basic	314,295,102	310,758,802
Weighted average shares, diluted	333,623,518	331,251,884

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$70,310	$45,490
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(7,733)	340
Actuarial gain on retirement plan, net of tax effect of $(28) and $(6), respectively	101	26
Total other comprehensive (loss) income, net of taxes	(7,632)	366
Comprehensive income	$62,678	$45,856

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2024
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$704	$883,982
Net income	—	—	—	—	70,310	—	70,310
Other comprehensive loss	—	—	—	(7,632)	—	—	(7,632)
Dividends declared	—	—	—	—	(17,871)	—	(17,871)
Shares issued in connection with deferred compensation plan	537,745	5	(5)	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	58	—	—	—	58
Shares issued in connection with executive bonus plan	65,939	1	3,350	—	—	—	3,351
Shares issued in connection with employee stock purchase plan, net	122,020	1	5,559	—	(175)	—	5,385
Stock option exercises, net	844,283	8	3,999	—	(2,195)	—	1,812
Stock-based compensation expense	—	—	13,947	—	—	—	13,947
Shares related to restricted stock, net	481,456	5	(5)	—	(5,729)	—	(5,729)
Repurchases of Class B common stock under approved program	(302,598)	(3)	—	—	(15,003)	—	(15,006)
Balance, March 31, 2024	298,014,682	$2,980	$1,154,137	$(92,619)	$(132,595)	$704	$932,607

	Three Months Ended March 31, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$704	$573,454
Net income	—	—	—	—	45,490	—	45,490
Other comprehensive income	—	—	—	366	—	—	366
Dividends declared	—	—	—	—	(14,522)	—	(14,522)
Shares issued in connection with deferred compensation plan, net	1,052,738	11	(11)	—	(13,626)	—	(13,626)
Deferred compensation plan elective participant deferrals	—	—	1,533	—	—	—	1,533
Shares issued in connection with executive bonus plan, net	79,804	1	5,483	—	(2,425)	—	3,059
Shares issued in connection with employee stock purchase plan, net	153,381	1	4,556	—	(222)	—	4,335
Stock option exercises, net	928,300	9	4,193	—	(1,701)	—	2,501
Stock-based compensation expense	—	—	14,625	—	—	—	14,625
Shares related to restricted stock, net	272,561	3	(3)	—	(3,025)	—	(3,025)
Balance, March 31, 2023	291,501,271	$2,915	$1,060,842	$(89,374)	$(360,897)	$704	$614,190

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$70,310	$45,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,385	18,057
Deferred income taxes	5,302	(4,178)
Stock-based compensation expense	19,658	19,484
Deferred compensation plan	5,799	4,146
Amortization of deferred debt issuance costs	1,823	1,823
Change in fair value of derivative	(2,790)	4,489
Foreign currency remeasurement (gain) loss	(1,744)	1,018
Other	1,099	(4,411)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	14,508	15,420
Prepaid and other assets	(5,321)	12,137
Accounts payable, accruals, and other liabilities	85,071	53,127
Deferred revenues	(9,257)	1,942
Income taxes payable, net of prepaid income taxes	4,126	7,679
Net cash provided by operating activities	204,969	176,223
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(3,599)	(4,284)
Acquisitions, net of cash acquired	—	(10,299)
Purchases of investments	(250)	(6,178)
Net cash used in investing activities	(3,849)	(20,761)
Cash flows from financing activities:
Proceeds from credit facilities	39,838	117,139
Payments of credit facilities	(131,866)	(223,124)
Repayments of term loan	(2,500)	(1,250)
Payments of contingent and non-contingent consideration	(451)	(249)
Payments of dividends	(17,871)	(14,522)
Proceeds from stock purchases under employee stock purchase plan	5,560	4,557
Proceeds from exercise of stock options	4,007	4,202
Payments for shares acquired including shares withheld for taxes	(8,099)	(20,948)
Repurchases of Class B common stock under approved program	(15,006)	—
Other	(47)	(46)
Net cash used in financing activities	(126,435)	(134,241)
Effect of exchange rate changes on cash and cash equivalents	(1,496)	662
Increase in cash and cash equivalents	73,189	21,883
Cash and cash equivalents, beginning of year	68,412	71,684
Cash and cash equivalents, end of period	$141,601	$93,567

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Supplemental information:
Cash paid for income taxes	$11,722	$6,104
Income tax refunds	179	71
Interest paid	5,257	10,473
Non-cash investing and financing activities:
Cost method investment	—	3,500
Deferred, non-contingent consideration, net	—	525
Share-settled executive bonus plan awards	3,351	5,484
Deferred compensation plan elective participant deferrals	58	1,533

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in U.S. dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10‑K. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The December 31, 2023 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Note 2: Recent Accounting Pronouncements
In March 2024, the SEC adopted the final rule under SEC Release No. 33‑11275, The Enhancement and Standardization of Climate‑Related Disclosures for Investors. The final rule requires registrants to disclose certain climate‑related information in registration statements and annual reports. The final rule disclosure requirements will begin phasing in prospectively for the Company’s fiscal year beginning January 1, 2025. Subsequent to issuance, the final rule became the subject of litigation and the SEC issued a stay to allow the legal process to proceed. The Company is currently evaluating the impact of the final rule on its disclosures.
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
In November 2023, the FASB issued ASU No. 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023‑07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how the Company’s chief operating decision maker (“CODM”) uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023‑07 is effective for the Company for the annual reporting period beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2023‑07 on its consolidated financial statements and related disclosures.

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended
	March 31,
	2024	2023
Subscriptions:
Enterprise subscriptions (1)	$127,527	$103,904
SELECT subscriptions	63,541	63,343
Term license subscriptions	116,021	110,598
Subscriptions	307,089	277,845
Perpetual licenses	9,512	9,547
Subscriptions and licenses	316,601	287,392
Services:
Recurring	3,814	4,178
Other	17,348	22,841
Services	21,162	27,019
Total revenues	$337,763	$314,411

(1)Enterprise subscriptions includes revenue attributable to Enterprise 365 (“E365”) subscriptions of $123,036 and $94,331 for the three months ended March 31, 2024 and 2023, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended March 31, 2024 and 2023, the Company recognized $176,309 and $158,024 of license related revenues, respectively, of which $166,797 and $148,477, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% of its total revenues through channel partners for the three months ended March 31, 2024 and 2023.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended
	March 31,
	2024	2023
Americas (1)	$184,193	$168,345
Europe, the Middle East, and Africa (“EMEA”)	94,714	92,832
Asia-Pacific (“APAC”)	58,856	53,234
Total revenues	$337,763	$314,411

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $138,252 and $127,450 for the three months ended March 31, 2024 and 2023, respectively.

Unbilled Revenues
Unbilled revenues represent revenues that have not yet been billed to customers due to timing differences in usage and billing cycles, and are included in Accounts receivable in the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, unbilled revenues were $142,361 and $129,494, respectively.
Contract Balances
As of March 31, 2024 and December 31, 2023, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of March 31, 2024 or December 31, 2023.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users. As of March 31, 2024 and December 31, 2023, total deferred revenues on the consolidated balance sheets were $257,243 and $269,647, respectively.
For the three months ended March 31, 2024, $105,678 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $96,617 for the three months ended March 31, 2024, which were primarily related to new billings. For the three months ended March 31, 2023, $95,979 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $101,577 for the three months ended March 31, 2023, which were primarily related to new billings and acquisitions.
As of March 31, 2024 and December 31, 2023, the Company has deferred $18,323 and $18,269, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2024, amounts allocated to these remaining performance obligations are $257,243, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.
Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Three Months Ended March 31,
	2024	2023
Number of acquisitions	—	1
Cash paid at closing	$—	$10,299
Net cash paid	$—	$10,299
The operating results of the acquired businesses were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
Accruals and other current liabilities	$2,906	$3,576
Non-contingent consideration from acquisitions	$2,906	$3,576
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
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company’s acquisition costs were $198 and $5,185, respectively, which include costs related to legal, accounting, valuation, insurance, and other consulting and transaction fees.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

Acquisitions Completed During
Year Ended
December 31, 2023
Consideration:
Cash paid at closing	$26,287
Deferred, non-contingent consideration, net	525
Other	15
Total consideration	$26,827
Assets acquired and liabilities assumed:
Cash	$264
Accounts receivable and other current assets	1,742
Operating lease right-of-use assets	397
Deferred income taxes	2,151
Other assets	6
Software and technology (weighted average useful life of 3 years)	3,077
Customer relationships (weighted average useful life of 6 years)	3,900
Trademarks (weighted average useful life of 5 years)	1,000
Total identifiable assets acquired excluding goodwill	12,537
Accruals and other current liabilities	(624)
Deferred revenues	(4,623)
Operating lease liabilities	(397)
Total liabilities assumed	(5,644)
Net identifiable assets acquired excluding goodwill	6,893
Goodwill	19,934
Net assets acquired	$26,827
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2024	December 31, 2023
Land	$2,811	$2,811
Building and improvements	30,948	31,025
Computer equipment and software	47,736	46,202
Furniture, fixtures, and equipment	9,627	9,799
Aircraft	2,038	2,038
Other	85	89
Property and equipment, at cost	93,245	91,964
Less: Accumulated depreciation	(54,682)	(51,864)
Total property and equipment, net	$38,563	$40,100
Depreciation expense for the three months ended March 31, 2024 and 2023 was $3,367 and $2,724, respectively.

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2023	$2,269,336
Foreign currency translation adjustments	(7,585)
Other adjustments	(561)
Balance, March 31, 2024	$2,261,190
Details of intangible assets other than goodwill are as follows:

		March 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$89,294	$(61,887)	$27,407	$89,693	$(59,045)	$30,648
Customer relationships	3-10 years	322,194	(148,581)	173,613	323,442	(142,378)	181,064
Trademarks	3-10 years	70,573	(35,249)	35,324	70,710	(33,709)	37,001
Non-compete agreements	5 years	350	(292)	58	350	(276)	74
Total intangible assets		$482,411	$(246,009)	$236,402	$484,195	$(235,408)	$248,787
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of subscriptions and licenses	$3,226	$3,187
Amortization of purchased intangibles	8,964	10,548
Total amortization expense	$12,190	$13,735
Note 7: Investments
Investments consist of the following:

	March 31, 2024	December 31, 2023
Cost method investments	$21,236	$21,044
Equity method investments	2,405	2,436
Total investments	$23,641	$23,480
Cost Method Investments
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

During the three months ended March 31, 2024, the Company invested a total of $250. During the three months ended March 31, 2023, the Company invested a total of $9,678, including $8,928 of cash and non-cash for its investment in Worldsensing. As of March 31, 2024 and December 31, 2023, the Company’s investment balance in Worldsensing was $8,928.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of March 31, 2024, the Company’s leases have remaining terms of less than one year to ten years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost (1)	$3,695	$4,628
Variable lease cost	1,173	1,202
Total operating lease cost	$4,868	$5,830

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,471 and $4,417 for the three months ended March 31, 2024 and 2023, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for operating leases included in operating cash flows	$3,850	$4,710
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$1,838	$2,797

(1)For the three months ended March 31, 2023, right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from an acquisition of $345.
The weighted average remaining lease term for operating leases was 4.5 years and 4.6 years as of March 31, 2024 and December 31, 2023, respectively. The weighted average discount rate was 4.8% as of March 31, 2024 and December 31, 2023.

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Cloud Services Subscription (“CSS”) deposits	$370,221	$284,276
Accrued benefits	50,851	39,983
Accrued compensation	42,189	43,316
Due to customers	16,392	16,924
Accrued indirect taxes	10,561	10,722
Accrued acquisition stay bonus	6,594	4,336
Accrued professional fees	5,286	5,970
Accrued realignment costs	4,694	12,459
Accrued cloud provisioning costs	3,630	3,572
Employee stock purchase plan contributions	2,959	5,790
Non-contingent consideration from acquisitions	2,906	3,576
Deferred compensation plan liabilities	2,460	2,355
Other accrued and current liabilities	21,032	24,069
Total accruals and other current liabilities	$539,775	$457,348
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	March 31, 2024	December 31, 2023
Credit facility:
Revolving loan facility due November 2025	$—	$92,028
Term loan due November 2025	187,500	190,000
Convertible senior notes due January 2026 (the “2026 Notes”)	687,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(14,885)	(16,455)
Total debt	1,435,445	1,528,403
Less: Current portion of long-term debt	(10,000)	(10,000)
Long-term debt	$1,425,445	$1,518,403
The Company had $150 of letters of credit and surety bonds outstanding as of March 31, 2024 and December 31, 2023 under its amended and restated credit agreement, entered into on December 19, 2017 (the “Credit Facility”). As of March 31, 2024 and December 31, 2023, the Company had $849,850 and $757,822, respectively, available under the Credit Facility.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met.

Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended
	March 31,
	2024	2023
Contractual interest expense	$(5,414)	$(9,310)
Amortization of deferred debt issuance costs	(1,823)	(1,823)
Other interest expense	(66)	(188)
Interest income	783	229
Interest expense, net	$(6,520)	$(11,092)
The weighted average interest rate on borrowings under the Credit Facility were 7.46% and 6.67% for the three months ended March 31, 2024 and 2023, respectively.
Note 11: Executive Bonus Plan
For the three months ended March 31, 2024 and 2023, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $7,031 and $7,948, respectively.
Note 12: Retirement Plans
Deferred Compensation Plan
Deferred compensation plan expense was $5,799 and $4,146 for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024 and 2023, elective participant deferrals into the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) were $58 and $1,533, respectively. No discretionary contributions were made to the DCP during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, 16,847,673 and 17,364,980 phantom shares of the Company’s Class B common stock were distributable under the DCP, respectively. As of March 31, 2024, shares of Class B common stock available for future issuance under the DCP were 4,401,185.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
Accruals and other current liabilities	$2,460	$2,355
Deferred compensation plan liabilities	93,402	88,181
Total DCP liabilities	$95,862	$90,536

Note 13: Common Stock
BSY Stock Repurchase Program
In May 2022, the Company announced that its Board of Directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock through June 30, 2024. In December 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. Effective July 1, 2024, the Company’s Board of Directors extended the Repurchase Program, authorizing the Company to repurchase from such date up to $200,000 of the Company’s Class B common stock and/or convertible senior notes through June 30, 2026. The Company’s current authorization under the Repurchase Program expires on June 30, 2024.
The shares and convertible senior notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or convertible senior notes repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B common stock and outstanding convertible senior notes, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares and/or convertible senior notes to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice.
During the three months ended March 31, 2024, the Company repurchased 302,598 shares for $15,006 under the Repurchase Program. The Company did not repurchase shares under the Repurchase Program for the three months ended March 31, 2023. As of March 31, 2024, $154,752 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
During the three months ended March 31, 2024, the Company issued 537,745 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company issued 1,052,738 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 368,733 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $13,626.
During the three months ended March 31, 2024, the Company issued 65,939 shares of Class B common stock in connection with Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company issued 79,804 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 63,310 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,425.
During the three months ended March 31, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. For the three months ended March 31, 2023, the Company issued 928,300 shares of Class B common stock to colleagues who exercised their stock options, net of 73,822 shares withheld at exercise to pay for the cost of the stock options, as well as for $1,701 of applicable income tax withholdings. The Company received $4,202 in cash proceeds from the exercise of stock options.

Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2024:
First quarter	$0.06	$17,871
2023:
First quarter	$0.05	$14,522
Global Employee Stock Purchase Plan
During the three months ended March 31, 2024, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 122,020 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,560. Of the total 125,374 shares purchased, 3,354 shares were sold back to the Company to pay for applicable income tax withholdings of $175. During the three months ended March 31, 2023, colleagues who elected to participate in the ESPP purchased a total of 153,381 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $4,557. Of the total 159,377 shares purchased, 5,996 shares were sold back to the Company to pay for applicable income tax withholdings of $222. As of March 31, 2024 and December 31, 2023, $2,959 and $5,790 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of March 31, 2024, shares of Class B common stock available for future issuance under the ESPP were 24,150,018.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended March 31, 2024 and 2023:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)
Other comprehensive (loss) income, before taxes	(7,733)	129	(7,604)
Tax expense	—	(28)	(28)
Other comprehensive (loss) income, net of taxes	(7,733)	101	(7,632)
Balance, March 31, 2024	$(92,367)	$(252)	$(92,619)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)
Other comprehensive income, before taxes	340	32	372
Tax expense	—	(6)	(6)
Other comprehensive income, net of taxes	340	26	366
Balance, March 31, 2023	$(89,068)	$(306)	$(89,374)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended
	March 31,
	2024	2023
Restricted stock and restricted stock units (“RSUs”) expense	$13,690	$13,923
Bonus Plan expense (see Note 11)	5,301	4,546
ESPP expense (see Note 13)	624	575
Stock option expense	—	343
DCP elective participant deferrals expense (1) (see Note 12)	43	97
Total stock-based compensation expense (2)	$19,658	$19,484

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of March 31, 2024 and December 31, 2023, $6,300 and $4,043 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of subscriptions and licenses	$1,094	$1,034
Cost of services	882	1,007
Research and development	4,881	5,286
Selling and marketing	2,778	2,870
General and administrative	10,023	9,287
Total stock-based compensation expense	$19,658	$19,484
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”) provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of March 31, 2024, equity awards available for future grants under the 2020 Plan were 20,273,484.

Restricted Stock and RSUs
Under the equity incentive plans, the Company may grant both time‑based and performance‑based shares of restricted Class B common stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business growth targets, which include growth in annualized recurring revenues (“ARR”), as well as actual bookings for perpetual licenses and non‑recurring services. Performance targets are generally set for performance periods of one year to three years.
The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2023	3,303,849		2,938,208	(3)	365,641	(4)	$39.87	$39.21
Granted	830,534	(1)	670,560		159,974	(5)	51.36	48.60
Vested	(606,781)		(424,991)		(181,790)		40.30	39.15
Forfeited and canceled	(55,497)		(55,497)		—		36.01	0.00
Unvested, March 31, 2024	3,472,105	(2)	3,128,280	(3)	343,825		$42.34	$43.61

(1)For the three months ended March 31, 2024, the Company only granted RSUs.
(2)Includes 51,638 RSUs which are expected to be settled in cash.
(3)Includes 199,076 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vest on January 31, 2025.
(4)Primarily relates to the 2023 annual performance period, except for 185,186 performance‑based RSUs granted during the year ended December 31, 2022 with extraordinary terms, which are described below.
(5)Primarily relates to the 2024 annual performance period, except for 1,335 additional shares earned based on the achievement of 2023 performance goals for performance-based RSUs granted during the year ended December 31, 2023.
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s applicable margin metrics (which, for 2022 was Adjusted EBITDA margin, and for 2023 was and 2024 will be Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”) margin, excluding the impact of foreign currency exchange fluctuations) also equals or exceeds the relevant target level for such year. Provided that the applicable margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. Final actual vesting will be determined on January 31, 2025. The 2023 Adjusted OI w/SBC margin target, excluding the impact of foreign currency exchange fluctuations, and the 2022 Adjusted EBITDA margin target for the performance‑based RSUs were met.
The weighted average grant date fair values of RSUs granted were $50.83 and $40.73, for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024 and 2023, restricted stock and RSUs were issued net of 113,790 and 78,993 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $5,729 and $3,025, respectively.

As of March 31, 2024, there was $102,848 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of March 31, 2024, there was $9,208 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.8 years.
Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, December 31, 2023	916,429	$5.74
Exercised	(911,429)	5.74
Forfeited and expired	(5,000)	5.74
Outstanding, March 31, 2024	—	$—
For the three months ended March 31, 2024 and 2023, the Company received cash proceeds of $4,007 and $4,202, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the three months ended March 31, 2024 and 2023 was $40,775 and $35,076, respectively.
As of March 31, 2024, there was no remaining unrecognized compensation expense related to unvested stock options.
Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Income before income taxes	$92,548	$54,982
Provision for income taxes	$22,247	$9,492
Effective tax rate	24.0%	17.3%
For the three months ended March 31, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the decrease in discrete tax benefits recognized in the current year period. For the three months ended March 31, 2024 and 2023, the Company recorded discrete tax benefits of $2,138 and $7,073, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 and Level 3 financial instruments as of March 31, 2024 and December 31, 2023:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of March 31, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $692,789 and $516,419, respectively. As of December 31, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $684,205 and $516,051, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.

Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

March 31, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$36,299	$—	$36,299
Interest rate swap (2)	—	34,952	34,952
Total assets	$36,299	$34,952	$71,251
Liabilities:
Deferred compensation plan liabilities (3)	$95,862	$—	$95,862
Cash-settled equity awards (4)	1,102	—	1,102
Total liabilities	$96,964	$—	$96,964

December 31, 2023	Level 1	Level 2	Total
Assets:
Money market funds (1)	$1	$—	$1
Interest rate swap (2)	—	32,162	32,162
Total assets	$1	$32,162	$32,163
Liabilities:
Deferred compensation plan liabilities (3)	$90,536	$—	$90,536
Cash-settled equity awards (4)	781	—	781
Total liabilities	$91,317	$—	$91,317

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $2,460 and $2,355 as of March 31, 2024 and December 31, 2023, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.
The Company did not have any transfers between levels within the fair value hierarchy.
Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the year ended December 31, 2023, the Company entered into approximately $158,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for other software costs. As of March 31, 2024, total non‑cancelable future cash purchase commitments were approximately $116,500 to be paid through September 2028. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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

Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	March 31, 2024	December 31, 2023
Americas (1)	$259,741	$272,492
EMEA	38,353	40,411
APAC	13,325	14,460
Total long-lived assets	$311,419	$327,363

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).
Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended
	March 31,
	2024	2023
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$2,790	$(4,489)
Foreign exchange (1)	2,342	1,454
Receipts related to interest rate swap	2,357	1,920
Other (expense) income, net	(352)	1,404
Total other income, net	$7,137	$289

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange (losses) gains of $(394) and $861 for the three months ended March 31, 2024 and 2023, respectively.

Note 21: Realignment Costs
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve the Company’s accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in artificial intelligence product development (the “2023 Program”). The Company incurred realignment costs of $12,579 for the year ended December 31, 2023 related to the aforementioned program, which represents termination benefits for colleagues whose roles were impacted. During the first quarter of 2024, the Company incurred realignment costs of $24 for the three months ended March 31, 2024 related to the aforementioned program. The 2023 Program activities have been broadly implemented across the Company’s various businesses with the intention that all actions, including payment of the termination benefits, will be substantially complete by the end of the second quarter of 2024.
Realignment costs by expense classification were as follows:

Three Months Ended
March 31, 2024
Cost of revenues:
Cost of subscriptions and licenses	$(80)
Cost of services	31
Total cost of revenues	(49)
Operating expenses:
Research and development	(71)
Selling and marketing	678
General and administrative	(534)
Total operating expenses	73
Total realignment costs	$24
Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2023	$12,459
Realignment costs	24
Payments	(7,517)
Adjustments (1)	(272)
Balance, March 31, 2024	$4,694

(1)Adjustments include foreign currency translation.
Note 22: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of March 31, 2024 and 2023, there were 343,825 and 387,237 participating securities outstanding, respectively.
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
The details of basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income	$70,310	$45,490
Less: Net income attributable to participating securities	(21)	(19)
Net income attributable to Class A and Class B common stockholders, basic	70,289	45,471
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,723	1,717
Net income attributable to Class A and Class B common stockholders, diluted	$72,012	$47,188

Denominator:
Weighted average shares, basic	314,295,102	310,758,802
Dilutive effect of stock options, restricted stock, and RSUs	1,686,026	2,844,855
Dilutive effect of ESPP	8,604	14,441
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	17,633,786
Weighted average shares, diluted	333,623,518	331,251,884

Net income per share, basic	$0.22	$0.15
Net income per share, diluted	$0.22	$0.14
The following potential common shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
RSUs	—	87,388
Total anti-dilutive securities	—	87,388

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10‑K.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation. Minor differences in totals and percentage calculations may exist due to rounding.
Overview:
Bentley Systems is the infrastructure engineering software company. Our purpose is to advance the world’s infrastructure for better quality of life. We empower people to design, build, and operate better and more resilient infrastructure through the adoption of our intelligent digital twin solutions. We manage our business globally within one reportable segment, the development and marketing of computer software and related services, which is consistent with how our CODM reviews and manages our business.
Executive Summary:
•Total revenues were $337,763 for the three months ended March 31, 2024, up 7.4% or 7.2% on a constant currency basis(1) compared to the three months ended March 31, 2023;
•Subscriptions revenues were $307,089 for the three months ended March 31, 2024, up 10.5% or 10.3% on a constant currency basis(1) compared to the three months ended March 31, 2023;
•ARR(2) was $1,186,456 as of March 31, 2024, compared to $1,070,955 as of March 31, 2023, representing a constant currency(1) ARR growth rate(2) of 11.0%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 108% as of March 31, 2024, compared to 110% as of March 31, 2023;
•Operating income was $91,931 for the three months ended March 31, 2024, compared to $65,785 for the three months ended March 31, 2023;
•Adjusted OI w/SBC(1) was $112,345 for the three months ended March 31, 2024, compared to $90,464 for the three months ended March 31, 2023; and
•Cash flows from operations were $204,969 for the three months ended March 31, 2024, compared to $176,223 for the three months ended March 31, 2023.

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
Revenues
Consolidated Revenues

			% Change
			2023 to 2024
	Three Months Ended			Constant
	March 31,			Currency
	2024	2023	%	%(1)
Subscriptions	$307,089	$277,845	10.5%	10.3%
Perpetual licenses	9,512	9,547	(0.4%)	0.8%
Subscriptions and licenses	316,601	287,392	10.2%	10.0%
Services	21,162	27,019	(21.7%)	(22.4%)
Total revenues	$337,763	$314,411	7.4%	7.2%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three months ended March 31, 2024 was primarily driven by an increase in subscriptions revenues, partially offset by a decrease in services revenues.
Subscriptions. For the three months ended March 31, 2024, the increase in subscriptions revenues was primarily driven by improvements in our business performance of approximately $29,244 ($28,625 on a constant currency basis). Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the three months ended March 31, 2024, the improvements in business performance were primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 4% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the three months ended March 31, 2024 were led by our engineering applications, geoprofessional applications, and our Bentley Infrastructure Cloud for project delivery.
Perpetual licenses. For the three months ended March 31, 2024, perpetual licenses revenues were flat compared to the same period in the prior year.
Services. For the three months ended March 31, 2024, the decrease in services revenues was driven by decline in our business performance of approximately $5,857 ($6,064 on a constant currency basis), driven primarily from weakness in Maximo-related work within our digital integrator, Cohesive.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			% Change
			2023 to 2024
	Three Months Ended			Constant
	March 31,			Currency
	2024	2023	%	%(1)
Americas	$184,193	$168,345	9.4%	9.2%
EMEA	94,714	92,832	2.0%	0.5%
APAC	58,856	53,234	10.6%	12.7%
Total revenues	$337,763	$314,411	7.4%	7.2%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three months ended March 31, 2024, the increase in revenues from the Americas was primarily driven by improvements in our business performance of approximately $15,848 ($15,477 on a constant currency basis).
The improvements in business performance for the three months ended March 31, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.
EMEA. For the three months ended March 31, 2024, the increase in revenues from EMEA was primarily driven by improvements in our business performance of approximately $1,882 ($427 on a constant currency basis).
The improvements in business performance for the three months ended March 31, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the Middle East and Africa, and Central Europe, partially offset by a decline in services revenues in EMEA.
APAC. For the three months ended March 31, 2024, the increase in revenues from APAC was primarily driven by improvements in our business performance of approximately $5,622 ($6,730 on a constant currency basis).
The improvements in business performance for the three months ended March 31, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia and India, partially offset by declines in China.
Total revenues in China for the three months ended March 31, 2024 decreased as compared to the same period in the prior year, primarily due to a decline in subscriptions revenues from existing accounts, partially offset by the expansion of our perpetual licenses revenues. The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.

Cost of Revenues and Operating Expenses
Cost of Revenues

			% Change
			2023 to 2024
	Three Months Ended			Constant
	March 31,			Currency
	2024	2023	%	%(1)
Cost of subscriptions and licenses	$40,218	$40,931	(1.7%)	(2.0%)
Cost of services	21,612	26,253	(17.7%)	(18.7%)
Total cost of revenues	$61,830	$67,184	(8.0%)	(8.5%)

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three months ended March 31, 2024, on a constant currency basis, cost of subscriptions and licenses decreased primarily due to a decrease in channel partner compensation of approximately $840 and a decrease in amortization of capitalized costs under our Accelerated Commercial Development Program of approximately $780, partially offset by increases in cloud-related costs of approximately $1,077.
Cost of services. For the three months ended March 31, 2024, on a constant currency basis, cost of services decreased primarily due to a decrease in headcount‑related costs of approximately $4,995, mainly due to a reduction in third‑party personnel costs, and to a lesser extent, lower acquisition-related retention incentives.
Operating Expenses

			% Change
			2023 to 2024
	Three Months Ended			Constant
	March 31,			Currency
	2024	2023	%	%(1)
Research and development	$68,371	$67,800	0.8%	0.7%
Selling and marketing	54,386	52,141	4.3%	4.1%
General and administrative	46,482	46,807	(0.7%)	(1.0%)
Deferred compensation plan	5,799	4,146	39.9%	39.9%
Amortization of purchased intangibles	8,964	10,548	(15.0%)	(15.2%)
Total operating expenses	$184,002	$181,442	1.4%	1.2%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three months ended March 31, 2024, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of approximately $250, mainly due to an increase in annual and other compensation costs, partially offset by a decrease in stock‑based compensation expense, lower acquisition-related retention incentives, and lower travel-related costs.

Selling and marketing. For the three months ended March 31, 2024, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of approximately $3,394, mainly due to an increase in annual and other compensation costs, partially offset by a decrease in promotional costs of $1,344.
General and administrative. For the three months ended March 31, 2024, on a constant currency basis, general and administrative expenses decreased primarily due to lower acquisition costs of approximately $4,986. Partially offsetting this decrease was an increase in headcount‑related costs of approximately $962, mainly due to an increase in stock‑based compensation expense, and to a lesser extent, third‑party personnel costs. The three months ended March 31, 2023 included approximately $1,799 of income recorded due to the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
Deferred compensation plan. For the three months ended March 31, 2024 and 2023, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three months ended March 31, 2024, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to prior periods.
Interest Expense, Net

	Three Months Ended		% Change
	March 31,		2023 to
	2024	2023	2024
Interest expense	$(7,303)	$(11,321)	(35.5%)
Interest income	783	229	NM
Interest expense, net	$(6,520)	$(11,092)	(41.2%)

Percentage changes that are considered not meaningful are denoted with NM.
For the three months ended March 31, 2024, interest expense, net decreased primarily due to lower weighted average debt outstanding, as compared to the same period in the prior year, primarily related to the pay down of our revolving loan borrowings under the Credit Facility in January 2024.
Other Income, Net

	Three Months Ended
	March 31,
	2024	2023
Gain (loss) from:
Change in fair value of interest rate swap	$2,790	$(4,489)
Foreign exchange (1)	2,342	1,454
Receipts related to interest rate swap	2,357	1,920
Other (expense) income, net	(352)	1,404
Total other income, net	$7,137	$289

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange (losses) gains of $(394) and $861 for the three months ended March 31, 2024 and 2023, respectively.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2024	2023
Income before income taxes	$92,548	$54,982
Provision for income taxes	$22,247	$9,492
Effective tax rate	24.0%	17.3%
For the three months ended March 31, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the decrease in discrete tax benefits recognized in the current year period. For the three months ended March 31, 2024 and 2023, we recorded discrete tax benefits of $2,138 and $7,073, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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

	March 31,
	2024	2023
ARR	$1,186,456	$1,070,955
Last twelve-months recurring revenues	$1,125,557	$1,014,113
Twelve-months ended constant currency (1):
ARR growth rate	11%	13%
Account retention rate	99%	98%
Recurring revenues dollar-based net retention rate	108%	110%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 48% and 44% as of March 31, 2024 and 2023, respectively, with our E365 subscription offering representing 42% and 36% of total ARR as of March 31, 2024 and 2023, respectively.
Constant currency ARR growth rate is the growth rate of ARR measured on a constant currency basis. In reporting period‑over‑period ARR growth rates in constant currency, we calculate constant currency growth rates by translating current and prior period ARR on a transactional basis to our reporting currency using current year budget exchange rates. We believe that ARR growth is an important metric indicating the scale and growth of our business.
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
The last twelve‑months recurring revenues for the periods ended March 31, 2024 compared to the last twelve‑months of the comparative twelve‑month period increased by $111,444. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended March 31, 2024 and 2023, 90% and 89%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 90% and 89% of our total revenues for the twelve months ended March 31, 2024 and 2023, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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

Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Three Months Ended
	March 31,
	2024	2023
Operating income	$91,931	$65,785
Amortization of purchased intangibles (1)	12,190	13,735
Deferred compensation plan (2)	5,799	4,146
Acquisition expenses (3)	2,359	8,777
Realignment expenses (income) (4)	66	(1,979)
Adjusted OI w/SBC	112,345	90,464
Stock-based compensation expense (5)	19,337	19,198
Adjusted operating income	$131,682	$109,662

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
(4)Realignment expenses (income). We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. For the three months ended March 31, 2024, Realignment expenses were primarily associated with the 2023 Program (see Note 21 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q). For the three months ended March 31, 2023, Realignment income was associated with the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
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

In reporting period‑over‑period results, except for ARR as discussed above in “Key Business Metrics” section, we calculate the effects of foreign currency fluctuations and constant currency information by translating current and prior period results on a transactional basis to our reporting currency using prior period average foreign currency exchange rates in which the transactions occurred.
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$307,089	$(761)	$306,328	$277,845	$(142)	$277,703
Perpetual licenses	9,512	115	9,627	9,547	7	9,554
Subscriptions and licenses	316,601	(646)	315,955	287,392	(135)	287,257
Services	21,162	(197)	20,965	27,019	10	27,029
Total revenues	$337,763	$(843)	$336,920	$314,411	$(125)	$314,286
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$184,193	$(453)	$183,740	$168,345	$(82)	$168,263
EMEA	94,714	(1,451)	93,263	92,832	4	92,836
APAC	58,856	1,061	59,917	53,234	(47)	53,187
Total revenues	$337,763	$(843)	$336,920	$314,411	$(125)	$314,286
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$40,218	$(89)	$40,129	$40,931	$22	$40,953
Cost of services	21,612	(249)	21,363	26,253	17	26,270
Total cost of revenues	$61,830	$(338)	$61,492	$67,184	$39	$67,223

Reconciliation of operating expenses to operating expenses in constant currency:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$68,371	$(96)	$68,275	$67,800	$19	$67,819
Selling and marketing	54,386	(76)	54,310	52,141	27	52,168
General and administrative	46,482	(115)	46,367	46,807	13	46,820
Deferred compensation plan	5,799	—	5,799	4,146	—	4,146
Amortization of purchased intangibles	8,964	(24)	8,940	10,548	(1)	10,547
Total operating expenses	$184,002	$(311)	$183,691	$181,442	$58	$181,500
Liquidity and Capital Resources:
Cash and Cash Equivalents

	March 31, 2024	December 31, 2023
Cash and cash equivalents held domestically	$52,286	$3,693
Cash and cash equivalents held by foreign subsidiaries	89,315	64,719
Total cash and cash equivalents	$141,601	$68,412
Our primary source of operating cash is from the sale of our subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist mainly of headcount‑related costs. In addition to operating expenses, we also use cash to service our debt obligations, to pay quarterly dividends, to repurchase our Class B common stock and convertible debt, and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities.
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

Cash Flows Activity

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$204,969	$176,223
Investing activities	(3,849)	(20,761)
Financing activities	(126,435)	(134,241)
Operating Activities
For the three months ended March 31, 2024, compared to the same period in the prior year, net cash provided by operating activities was higher by $28,746 due to an increase in net income of $24,820 and a net increase in non‑cash adjustments of $5,104, partially offset by a decrease in net cash flows from the change in operating assets and liabilities of $1,178. The decrease in cash flows from the change in operating assets and liabilities was primarily due to a decrease in deferred revenues, an increase in other current assets, and the overall timing of tax payments period over period. Offsetting theses decreases were higher CSS deposits period over period.
In addition, we expect to substantially pay the remainder of termination benefits to colleagues in connection with our 2023 Program by the end of the second quarter of 2024. See Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information related to realignment costs.
Investing Activities
Net cash used in investing activities was lower by $16,912 for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to lower acquisition related payments of $10,299, as no acquisitions were completed in the first quarter of 2024 compared to one acquisition in the first quarter of 2023, and to a lesser extent, lower purchases of investments of $5,928.
Financing Activities
Net cash used in financing activities was lower by $7,806 for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to lower net paydowns of the Credit Facility of $12,707, partially offset by higher dividend payments of $3,349, primarily due to an increase in our quarterly dividend per share to $0.06 from $0.05, and higher payments for shares acquired of $2,157, including shares repurchased under the Repurchase Program. Refer to the section titled “Stock Repurchases” below for further detail.
Long-Term Debt

	March 31, 2024	December 31, 2023
Current portion of long-term debt	$10,000	$10,000
Long-term debt	1,425,445	1,518,403
Total debt	$1,435,445	$1,528,403
As of March 31, 2024, we had $849,850 available under the Credit Facility. We were in compliance with all covenants in its Credit Facility, the 2026 Notes, and the 2027 Notes as of March 31, 2024. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.

Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors has authorized us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2024 under the Repurchase Program. Effective July 1, 2024, our Board of Directors extended the Repurchase Program, authorizing us to repurchase from such date up to $200,000 of our Class B common stock and/or convertible senior notes through June 30, 2026. Our current authorization under the Repurchase Program expires on June 30, 2024. We may use available working capital and cash provided by operations to make repurchases.
During the three months ended March 31, 2024, we repurchased 302,598 shares for $15,006 under the Repurchase Program. For the three months ended March 31, 2023, we did not repurchase shares under the Repurchase Program.
The timing, as well as the number and value of shares and/or convertible senior notes repurchased under the Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including our assessment of the intrinsic value of our shares, the market price of our Class B common stock and outstanding convertible senior notes, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements.
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under our Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the three months ended March 31, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock during the first quarter. During the three months ended March 31, 2023, we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock in the first quarter. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.06 per share of common stock during the three months ended March 31, 2024 and $0.05 per share of common stock during the three months ended March 31, 2023. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual Report on Form 10‑K.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10‑K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From January 1, 2024 to March 31, 2024, we issued 537,745 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended March 31, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
January 1, 2024 to January 31, 2024	—	$—	—	$169,751,743
February 1, 2024 to February 29, 2024	—	—	—	169,751,743
March 1, 2024 to March 31, 2024	302,598	49.57	302,598	154,751,754
	302,598	49.57	302,598

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in May 2022 that authorizes the repurchase up to $200 million of our Class B common stock through June 30, 2024. In December 2022, our Board of Directors amended the plan to allow us also to repurchase our outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the plan. Effective July 1, 2024, our Board of Directors extended the plan, authorizing us to repurchase from such date up to $200,000 of our Class B common stock and/or convertible senior notes through June 30, 2026.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On March 1, 2024, Michael M. Campbell, the Company’s Chief Product Officer, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c). The Company estimates that Mr. Campbell could sell up to an aggregate of 17,000 shares of its Class B common stock under the plan, though the final number of shares sold will depend upon a variety of factors, including applicable tax rates. Mr. Campbell’s plan expires on October 15, 2024.
On March 13, 2024, David R. Shaman, the Company’s Chief Legal Officer and Secretary, terminated a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) and was adopted effective June 8, 2023 to sell an aggregate of 127,942 shares of our Class B common stock through March 31, 2024. On March 14, 2024, Mr. Shaman adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 127,942 shares of our Class B common stock. Mr. Shaman’s plan expires on March 7, 2025.
During the three months ended March 31, 2024, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Item 6. Exhibits

Exhibit
Number	Description
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith. The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: May 7, 2024	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)