Form 10-Q
period 2024-06-30
BENTLEY SYSTEMS INC
filed 2024-08-06
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 30, 2024, the registrant had 11,537,627 shares of Class A and 290,620,299 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three and six months ended June 30, 2024. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,278	$68,412
Accounts receivable	282,918	302,501
Allowance for doubtful accounts	(9,099)	(8,965)
Prepaid income taxes	18,487	12,812
Prepaid and other current assets	43,101	44,797
Total current assets	386,685	419,557
Property and equipment, net	36,756	40,100
Operating lease right-of-use assets	34,868	38,476
Intangible assets, net	225,539	248,787
Goodwill	2,265,174	2,269,336
Investments	24,258	23,480
Deferred income taxes	206,259	212,831
Other assets	77,641	67,283
Total assets	$3,257,180	$3,319,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,901	$18,094
Accruals and other current liabilities	500,007	457,348
Deferred revenues	236,624	253,785
Operating lease liabilities	11,429	11,645
Income taxes payable	13,817	9,491
Current portion of long-term debt	—	10,000
Total current liabilities	785,778	760,363
Long-term debt	1,334,618	1,518,403
Deferred compensation plan liabilities	91,172	88,181
Long-term operating lease liabilities	26,950	30,626
Deferred revenues	15,259	15,862
Deferred income taxes	11,899	9,718
Income taxes payable	3,615	7,337
Other liabilities	3,383	5,378
Total liabilities	2,272,674	2,435,868
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of June 30, 2024 and December 31, 2023	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 288,209,506 and 284,728,210 shares as of June 30, 2024 and December 31, 2023, respectively	2,882	2,848
Additional paid-in capital	1,176,630	1,127,234
Accumulated other comprehensive loss	(93,264)	(84,987)
Accumulated deficit	(102,561)	(161,932)
Non-controlling interest	704	704
Total stockholders’ equity	984,506	883,982
Total liabilities and stockholders’ equity	$3,257,180	$3,319,850

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Subscriptions	$297,444	$259,243	$604,533	$537,088
Perpetual licenses	10,863	11,718	20,375	21,265
Subscriptions and licenses	308,307	270,961	624,908	558,353
Services	22,030	25,788	43,192	52,807
Total revenues	330,337	296,749	668,100	611,160
Cost of revenues:
Cost of subscriptions and licenses	42,432	41,156	82,650	82,087
Cost of services	20,761	25,270	42,373	51,523
Total cost of revenues	63,193	66,426	125,023	133,610
Gross profit	267,144	230,323	543,077	477,550
Operating expenses:
Research and development	65,709	70,117	134,080	137,917
Selling and marketing	57,129	54,364	111,515	106,505
General and administrative	54,854	39,258	101,336	86,065
Deferred compensation plan	883	3,777	6,682	7,923
Amortization of purchased intangibles	8,392	9,502	17,356	20,050
Total operating expenses	186,967	177,018	370,969	358,460
Income from operations	80,177	53,305	172,108	119,090
Interest expense, net	(5,100)	(9,484)	(11,620)	(20,576)
Other income, net	2,280	965	9,417	1,254
Income before income taxes	77,357	44,786	169,905	99,768
(Provision) benefit for income taxes	(5,330)	3,899	(27,577)	(5,593)
Equity in net income of investees, net of tax	19	—	28	—
Net income	$72,046	$48,685	$142,356	$94,175
Per share information:
Net income per share, basic	$0.23	$0.16	$0.45	$0.30
Net income per share, diluted	$0.22	$0.15	$0.44	$0.29
Weighted average shares, basic	314,980,580	311,914,602	314,660,906	311,366,371
Weighted average shares, diluted	333,780,984	332,352,725	333,725,315	331,831,973

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$72,046	$48,685	$142,356	$94,175
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(645)	1,538	(8,378)	1,878
Actuarial gain on retirement plan, net of tax effect of $0, $(1), $(28), and $(7), respectively	—	8	101	34
Total other comprehensive (loss) income, net of taxes	(645)	1,546	(8,277)	1,912
Comprehensive income	$71,401	$50,231	$134,079	$96,087

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2024
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, March 31, 2024	298,014,682	$2,980	$1,154,137	$(92,619)	$(132,595)	$704	$932,607
Net income	—	—	—	—	72,046	—	72,046
Other comprehensive loss	—	—	—	(645)	—	—	(645)
Dividends declared	—	—	—	—	(17,980)	—	(17,980)
Shares issued in connection with deferred compensation plan	1,936,318	19	(19)	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	43	—	—	—	43
Shares issued in connection with executive bonus plan	102,352	1	5,564	—	—	—	5,565
Shares issued for stock grants, net	11,391	—	600	—	—	—	600
Stock-based compensation expense	—	—	16,306	—	—	—	16,306
Shares related to restricted stock, net	109,473	1	(1)	—	(1,527)	—	(1,527)
Repurchases of Class B common stock under approved program	(427,083)	(4)	—	—	(22,505)	—	(22,509)
Balance, June 30, 2024	299,747,133	$2,997	$1,176,630	$(93,264)	$(102,561)	$704	$984,506

	Six Months Ended June 30, 2024
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$704	$883,982
Net income	—	—	—	—	142,356	—	142,356
Other comprehensive loss	—	—	—	(8,277)	—	—	(8,277)
Dividends declared	—	—	—	—	(35,851)	—	(35,851)
Shares issued in connection with deferred compensation plan	2,474,063	24	(24)	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	101	—	—	—	101
Shares issued in connection with executive bonus plan	168,291	2	8,914	—	—	—	8,916
Shares issued in connection with employee stock purchase plan, net	122,020	1	5,559	—	(175)	—	5,385
Stock option exercises, net	844,283	8	3,999	—	(2,195)	—	1,812
Shares issued for stock grants, net	11,391	—	600	—	—	—	600
Stock-based compensation expense	—	—	30,253	—	—	—	30,253
Shares related to restricted stock, net	590,929	6	(6)	—	(7,256)	—	(7,256)
Repurchases of Class B common stock under approved program	(729,681)	(7)	—	—	(37,508)	—	(37,515)
Balance, June 30, 2024	299,747,133	$2,997	$1,176,630	$(93,264)	$(102,561)	$704	$984,506

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, March 31, 2023	291,501,271	$2,915	$1,060,842	$(89,374)	$(360,897)	$704	$614,190
Net income	—	—	—	—	48,685	—	48,685
Other comprehensive income	—	—	—	1,546	—	—	1,546
Dividends declared	—	—	—	—	(14,702)	—	(14,702)
Shares issued in connection with deferred compensation plan, net	1,729,443	17	(17)	—	(22,703)	—	(22,703)
Deferred compensation plan elective participant deferrals	—	—	118	—	—	—	118
Shares issued in connection with executive bonus plan, net	57,393	1	4,321	—	(1,901)	—	2,421
Stock option exercises, net	1,308,527	13	5,485	—	(4,288)	—	1,210
Shares issued for stock grants, net	12,639	—	600	—	—	—	600
Stock-based compensation expense	—	—	13,718	—	—	—	13,718
Shares related to restricted stock, net	103,710	1	(1)	—	(1,311)	—	(1,311)
Balance, June 30, 2023	294,712,983	$2,947	$1,085,066	$(87,828)	$(357,117)	$704	$643,772

	Six Months Ended June 30, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$704	$573,454
Net income	—	—	—	—	94,175	—	94,175
Other comprehensive income	—	—	—	1,912	—	—	1,912
Dividends declared	—	—	—	—	(29,224)	—	(29,224)
Shares issued in connection with deferred compensation plan, net	2,782,181	28	(28)	—	(36,329)	—	(36,329)
Deferred compensation plan elective participant deferrals	—	—	1,651	—	—	—	1,651
Shares issued in connection with executive bonus plan, net	137,197	2	9,804	—	(4,326)	—	5,480
Shares issued in connection with employee stock purchase plan, net	153,381	1	4,556	—	(222)	—	4,335
Stock option exercises, net	2,236,827	22	9,678	—	(5,989)	—	3,711
Shares issued for stock grants, net	12,639	—	600	—	—	—	600
Stock-based compensation expense	—	—	28,343	—	—	—	28,343
Shares related to restricted stock, net	376,271	4	(4)	—	(4,336)	—	(4,336)
Balance, June 30, 2023	294,712,983	$2,947	$1,085,066	$(87,828)	$(357,117)	$704	$643,772

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$142,356	$94,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,367	35,304
Deferred income taxes	8,666	(28,935)
Stock-based compensation expense	41,759	37,588
Deferred compensation plan	6,682	7,923
Amortization of deferred debt issuance costs	3,750	3,646
Change in fair value of derivative	(2,361)	663
Foreign currency remeasurement loss (gain)	502	(144)
Other	(1,715)	3,530
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	14,330	49,171
Prepaid and other assets	(585)	(364)
Accounts payable, accruals, and other liabilities	41,622	41,969
Deferred revenues	(14,888)	(1,792)
Income taxes payable, net of prepaid income taxes	(4,930)	14,085
Net cash provided by operating activities	267,555	256,819
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(6,689)	(11,253)
Acquisitions, net of cash acquired	(5,000)	(10,299)
Purchases of investments	(557)	(8,200)
Other	1,300	—
Net cash used in investing activities	(10,946)	(29,752)
Cash flows from financing activities:
Proceeds from credit facilities	51,724	288,387
Payments of credit facilities	(143,752)	(432,739)
Repayments of term loan	(105,000)	(2,500)
Payments of contingent and non-contingent consideration	(451)	(2,860)
Payments of dividends	(35,851)	(29,224)
Proceeds from stock purchases under employee stock purchase plan	5,560	4,557
Proceeds from exercise of stock options	4,007	9,700
Payments for shares acquired including shares withheld for taxes	(9,626)	(51,202)
Repurchases of Class B common stock under approved program	(37,515)	—
Other	(95)	(95)
Net cash used in financing activities	(270,999)	(215,976)
Effect of exchange rate changes on cash and cash equivalents	(2,744)	(59)
(Decrease) increase in cash and cash equivalents	(17,134)	11,032
Cash and cash equivalents, beginning of year	68,412	71,684
Cash and cash equivalents, end of period	$51,278	$82,716

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Supplemental information:
Cash paid for income taxes	$23,472	$18,167
Income tax refunds	625	168
Interest paid	8,706	19,382
Non-cash investing and financing activities:
Cost method investment	—	3,500
Deferred, non-contingent consideration, net	—	525
Share-settled executive bonus plan awards	8,916	9,806
Deferred compensation plan elective participant deferrals	101	1,651

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
Note 2: Recent Accounting Pronouncements
In March 2024, the SEC adopted the final rule under SEC Release No. 33‑11275, The Enhancement and Standardization of Climate‑Related Disclosures for Investors. The final rule requires registrants to disclose certain climate‑related information in registration statements and annual reports. The final rule disclosure requirements will begin phasing in prospectively for the Company’s fiscal year beginning January 1, 2025. Subsequent to issuance, the final rule became the subject of litigation and the SEC issued a stay to allow the legal process to proceed. The Company is currently evaluating the impact of the final rule on its consolidated financial statements disclosures.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023‑09 is effective for the Company for the annual reporting period beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023‑09 on its consolidated financial statements disclosures.
In November 2023, the FASB issued ASU No. 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023‑07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how the Company’s chief operating decision maker (“CODM”) uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023‑07 is effective for the Company for the annual reporting period beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2023‑07 on its consolidated financial statements disclosures.

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Subscriptions:
Enterprise subscriptions (1)	$127,845	$103,674	$255,372	$207,578
SELECT subscriptions	63,648	64,085	127,189	127,428
Term license subscriptions	105,951	91,484	221,972	202,082
Subscriptions	297,444	259,243	604,533	537,088
Perpetual licenses	10,863	11,718	20,375	21,265
Subscriptions and licenses	308,307	270,961	624,908	558,353
Services:
Recurring	4,040	4,949	7,854	9,127
Other	17,990	20,839	35,338	43,680
Services	22,030	25,788	43,192	52,807
Total revenues	$330,337	$296,749	$668,100	$611,160

(1)Enterprise subscriptions includes revenue attributable to Enterprise 365 (“E365”) subscriptions of $125,630 and $99,248 for the three months ended June 30, 2024 and 2023, respectively, and $248,666 and $193,579 for the six months ended June 30, 2024 and 2023, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended June 30, 2024 and 2023, the Company recognized $162,458 and $138,822 of license related revenues, respectively, of which $151,595 and $127,104, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized $338,767 and $296,846 of license related revenues, respectively, of which $318,392 and $275,581, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 7% of its total revenues through channel partners for the three and six months ended June 30, 2024 and 2023.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Americas (1)	$176,310	$158,836	$360,503	$327,181
Europe, the Middle East, and Africa (“EMEA”)	95,865	83,444	190,579	176,276
Asia-Pacific (“APAC”)	58,162	54,469	117,018	107,703
Total revenues	$330,337	$296,749	$668,100	$611,160

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $139,010 and $127,847 for the three months ended June 30, 2024 and 2023, respectively, and $277,262 and $255,297 for the six months ended June 30, 2024 and 2023, respectively.
Unbilled Revenues
Unbilled revenues represent revenues that have not yet been billed to customers due to timing differences in usage and billing cycles, and are included in Accounts receivable in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, unbilled revenues were $144,540 and $129,494, respectively.
Contract Balances
As of June 30, 2024 and December 31, 2023, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of June 30, 2024 or December 31, 2023.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users. As of June 30, 2024 and December 31, 2023, total deferred revenues on the consolidated balance sheets were $251,883 and $269,647, respectively.
For the six months ended June 30, 2024, $165,042 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $152,734 for the six months ended June 30, 2024, which were primarily related to new billings. For the six months ended June 30, 2023, $149,247 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $151,528 for the six months ended June 30, 2023, which were primarily related to new billings.
As of June 30, 2024 and December 31, 2023, the Company has deferred $18,565 and $18,269, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2024, amounts allocated to these remaining performance obligations are $251,883, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Six Months Ended June 30,
	2024	2023
Number of acquisitions	1	1
Cash paid at closing	$5,000	$10,299
Net cash paid	$5,000	$10,299
The operating results of the acquired businesses were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.
The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Accruals and other current liabilities	$2,571	$3,576
Non-contingent consideration from acquisitions	$2,571	$3,576
The operating results of the acquired businesses are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The purchase price for each acquisition has been allocated to the net tangible and intangible assets and liabilities based on their estimated fair values at the respective acquisition date.
The Company is in the process of finalizing the purchase accounting for one acquisition completed during the six months ended June 30, 2024 and two acquisitions completed during the year ended December 31, 2023. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended June 30, 2024 and 2023, the Company’s acquisition expenses were $231 and $113, respectively, and $429 and $5,298 for the six months ended June 30, 2024 and 2023, respectively, which include costs related to legal, accounting, valuation, insurance, and other consulting and transaction fees.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed During
	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Consideration:
Cash paid at closing	$5,000	$26,287
Deferred, non-contingent consideration, net	—	525
Other	—	15
Total consideration	$5,000	$26,827
Assets acquired and liabilities assumed:
Cash	$—	$264
Accounts receivable and other current assets	635	1,742
Operating lease right-of-use assets	—	397
Deferred income taxes	—	2,151
Other assets	15	6
Software and technology (weighted average useful life of 3 years)	825	3,077
Customer relationships (weighted average useful life of 6 years)	—	3,900
Trademarks (weighted average useful life of 5 years)	—	1,000
Total identifiable assets acquired excluding goodwill	1,475	12,537
Accruals and other current liabilities	(694)	(624)
Deferred revenues	(1,537)	(4,623)
Operating lease liabilities	—	(397)
Total liabilities assumed	(2,231)	(5,644)
Net identifiable assets acquired excluding goodwill	(756)	6,893
Goodwill	5,756	19,934
Net assets acquired	$5,000	$26,827
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $5,756 of the goodwill recorded relating to the 2024 acquisition will be deductible for income tax purposes.

Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2024	December 31, 2023
Land	$2,811	$2,811
Building and improvements	31,168	31,025
Computer equipment and software	48,572	46,202
Furniture, fixtures, and equipment	10,022	9,799
Aircraft	2,038	2,038
Other	82	89
Property and equipment, at cost	94,693	91,964
Less: Accumulated depreciation	(57,937)	(51,864)
Total property and equipment, net	$36,756	$40,100
Depreciation expense was $3,313 and $2,910 for the three months ended June 30, 2024 and 2023, respectively, and $6,680 and $5,634 for the six months ended June 30, 2024 and 2023, respectively.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2023	$2,269,336
Acquisitions	5,756
Foreign currency translation adjustments	(9,085)
Other adjustments	(833)
Balance, June 30, 2024	$2,265,174
Details of intangible assets other than goodwill are as follows:

		June 30, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$89,820	$(64,720)	$25,100	$89,693	$(59,045)	$30,648
Customer relationships	3-10 years	321,359	(154,666)	166,693	323,442	(142,378)	181,064
Trademarks	3-10 years	70,437	(36,732)	33,705	70,710	(33,709)	37,001
Non-compete agreements	5 years	350	(309)	41	350	(276)	74
Total intangible assets		$481,966	$(256,427)	$225,539	$484,195	$(235,408)	$248,787

The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of subscriptions and licenses	$3,129	$3,123	$6,355	$6,310
Amortization of purchased intangibles	8,392	9,502	17,356	20,050
Total amortization expense	$11,521	$12,625	$23,711	$26,360
Note 7: Investments
Investments consist of the following:

	June 30, 2024	December 31, 2023
Cost method investments	$21,850	$21,044
Equity method investments	2,408	2,436
Total investments	$24,258	$23,480
Cost Method Investments
The Company invests in technology development companies, generally in the form of equity interests or convertible notes. In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non‑cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other income, net in the consolidated statements of operations for the six months ended June 30, 2023.
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
During the six months ended June 30, 2024, the Company invested a total of $557. During the six months ended June 30, 2023, the Company invested a total of $11,700, including $8,928 of cash and non-cash for its investment in Worldsensing. As of June 30, 2024 and December 31, 2023, the Company’s investment balance in Worldsensing was $8,928.
During the second quarter of 2024, the Company acquired a business from Teralytics Holdings AG (“Teralytics”) for $5,000. Subsequent to the acquisition, the Company retained its ownership percentage in Teralytics, which had a carrying value of zero as of June 30, 2024 and December 31, 2023.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of June 30, 2024, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.

The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost (1)	$3,558	$4,534	$7,253	$9,162
Variable lease cost	1,115	1,146	2,288	2,348
Total operating lease cost	$4,673	$5,680	$9,541	$11,510

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,301 and $4,329 for the three months ended June 30, 2024 and 2023, respectively, and $6,772 and $8,746 for the six months ended June 30, 2024 and 2023, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Six Months Ended
	June 30,
	2024	2023
Cash paid for operating leases included in operating cash flows	$7,409	$9,319
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,502	$11,212

(1)For the six months ended June 30, 2023, right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from an acquisition of $345.
The weighted average remaining lease term for operating leases was 4.4 years and 4.6 years as of June 30, 2024 and December 31, 2023, respectively. The weighted average discount rate was 5.1% and 4.8% as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the Company had additional minimum operating lease payments of $3,737 for executed leases that have not yet commenced, primarily for office locations.

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Cloud Services Subscription deposits	$343,816	$284,276
Accrued benefits	41,106	39,983
Accrued compensation	34,338	43,316
Due to customers	16,145	16,924
Accrued indirect taxes	8,240	10,722
Accrued professional fees	7,932	5,970
Accrued acquisition stay bonus	6,592	4,336
Employee stock purchase plan contributions	5,770	5,790
Accrued cloud provisioning costs	4,138	3,572
Deferred compensation plan liabilities	3,610	2,355
Non-contingent consideration from acquisitions	2,571	3,576
Accrued realignment costs	1,551	12,459
Other accrued and current liabilities	24,198	24,069
Total accruals and other current liabilities	$500,007	$457,348
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	June 30, 2024	December 31, 2023
Credit facility:
Revolving loan facility due November 2025	$—	$92,028
Term loan due November 2025	85,000	190,000
Convertible senior notes due January 2026 (the “2026 Notes”)	687,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(13,212)	(16,455)
Total debt	1,334,618	1,528,403
Less: Current portion of long-term debt	—	(10,000)
Long-term debt	$1,334,618	$1,518,403
The Company had $150 of letters of credit outstanding as of June 30, 2024 and December 31, 2023 under its amended and restated credit agreement, entered into on December 19, 2017 (the “Credit Facility”). As of June 30, 2024 and December 31, 2023, the Company had $849,850 and $757,822, respectively, available under the Credit Facility.
During the three months ended June 30, 2024, the Company made repayments of $102,500 on the senior secured term loan under the Credit Facility. Under the terms of the senior secured term loan, repayments are applied to unpaid quarterly principal installments. There are no remaining required principal installments on the senior secured term loan through the maturity date of November 15, 2025.
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met.

Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$(4,072)	$(9,364)	$(9,486)	$(18,674)
Amortization of deferred debt issuance costs	(1,927)	(1,823)	(3,750)	(3,646)
Other interest (expense) income	(2)	1,193	(68)	1,005
Interest income	901	510	1,684	739
Interest expense, net	$(5,100)	$(9,484)	$(11,620)	$(20,576)
The weighted average interest rate on borrowings under the Credit Facility were 7.38% and 7.14% for the three months ended June 30, 2024 and 2023, respectively, and 7.43% and 6.89% for the six months ended June 30, 2024 and 2023, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
For the three months ended June 30, 2024 and 2023, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $6,367 and $4,297, respectively, and $13,398 and $12,245 for the six months ended June 30, 2024 and 2023, respectively.
As part of Gregory S. Bentley’s transition to the role of Executive Chair of the Board of Directors effective July 1, 2024, on June 26, 2024, the Sustainability Committee of the Company’s Board of Directors (the “Committee”) approved Amendment No. 2 to the Bonus Plan pursuant to which (in addition to other conforming changes) Mr. Bentley’s fractional interest under the Bonus Pool Plan was reduced from 12/33 to 4/33 effective July 1, 2024.
Career Stock Program
In connection with Nicholas H. Cumins’ transition to the role of Chief Executive Officer effective July 1, 2024, on June 26, 2024, the Committee adopted a compensatory program (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”). As of the date of adoption, Mr. Cumins is the sole participant in the Career Stock Program. Under the Career Stock Program, the Committee may from time to time grant RSU awards to program participants, the amount of which is to be determined based upon the Company’s Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”) growth in the year preceding the date of grant (the “Performance Year”), specifically, an amount equal to 10 percent of the difference between realized Adjusted OI w/SBC growth during the Performance Year and an inflation-adjusted target growth level for such Performance Year. Any such awards, if made, would thereafter cliff vest five years following the end of the Performance Year and would otherwise be subject to the terms and conditions of the 2020 Plan. As of June 30, 2024, the Committee has not yet made any awards to Mr. Cumins with respect to the Career Stock Program.

Note 12: Retirement Plans
Deferred Compensation Plan
Deferred compensation plan expense was $883 and $3,777 for the three months ended June 30, 2024 and 2023, respectively, and $6,682 and $7,923 for the six months ended June 30, 2024 and 2023, respectively.
For the three months ended June 30, 2024 and 2023, elective participant deferrals into the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) were $43 and $118, respectively, and $101 and $1,651 for the six months ended June 30, 2024 and 2023, respectively. No discretionary contributions were made to the DCP during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, 14,929,874 and 17,364,980 phantom shares of the Company’s Class B common stock were distributable under the DCP, respectively. As of June 30, 2024, shares of Class B common stock available for future issuance under the DCP were 4,382,666.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Accruals and other current liabilities	$3,610	$2,355
Deferred compensation plan liabilities	91,172	88,181
Total DCP liabilities	$94,782	$90,536
Note 13: Common Stock
BSY Stock Repurchase Program
In May 2022, the Company announced that its Board of Directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock through June 30, 2024. In December 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The Company’s authorization under the Repurchase Program approved May 2022 expired on June 30, 2024. In March 2024, the Company’s Board of Directors approved an extension to the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or convertible senior notes from June 30, 2024 through June 30, 2026. As of June 30, 2024, $200,000 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
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
During the six months ended June 30, 2024, the Company repurchased 729,681 shares for $37,515 under the Repurchase Program. The Company did not repurchase shares under the Repurchase Program for the six months ended June 30, 2023.

Common Stock Issuances, Sales, and Repurchases
During the six months ended June 30, 2024, the Company issued 2,474,063 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company issued 2,782,181 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 895,224 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $36,329.
During the six months ended June 30, 2024, the Company issued 168,291 shares of Class B common stock in connection with Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company issued 137,197 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 108,374 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $4,326.
During the six months ended June 30, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. For the six months ended June 30, 2023, the Company issued 2,236,827 shares of Class B common stock to colleagues who exercised their stock options, net of 221,078 shares withheld at exercise to pay for the cost of the stock options, as well as for $5,989 of applicable income tax withholdings. The Company received $9,700 in cash proceeds from the exercise of stock options.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2024:
Second quarter	$0.06	$17,980
First quarter	0.06	17,871
2023:
Second quarter	$0.05	$14,702
First quarter	0.05	14,522
Global Employee Stock Purchase Plan
During the six months ended June 30, 2024, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 122,020 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,560. Of the total 125,374 shares purchased, 3,354 shares were sold back to the Company to pay for applicable income tax withholdings of $175. During the six months ended June 30, 2023, colleagues who elected to participate in the ESPP purchased a total of 153,381 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $4,557. Of the total 159,377 shares purchased, 5,996 shares were sold back to the Company to pay for applicable income tax withholdings of $222. As of June 30, 2024 and December 31, 2023, $5,770 and $5,790 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of June 30, 2024, shares of Class B common stock available for future issuance under the ESPP were 24,150,018.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended June 30, 2024 and 2023:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2024	$(92,367)	$(252)	$(92,619)
Other comprehensive loss, before taxes	(645)	—	(645)
Tax expense	—	—	—
Other comprehensive loss, net of taxes	(645)	—	(645)
Balance, June 30, 2024	$(93,012)	$(252)	$(93,264)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2023	$(89,068)	$(306)	$(89,374)
Other comprehensive income, before taxes	1,538	9	1,547
Tax expense	—	(1)	(1)
Other comprehensive income, net of taxes	1,538	8	1,546
Balance, June 30, 2023	$(87,530)	$(298)	$(87,828)
Accumulated other comprehensive loss consists of the following during the six months ended June 30, 2024 and 2023:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)
Other comprehensive (loss) income, before taxes	(8,378)	129	(8,249)
Tax expense	—	(28)	(28)
Other comprehensive (loss) income, net of taxes	(8,378)	101	(8,277)
Balance, June 30, 2024	$(93,012)	$(252)	$(93,264)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)
Other comprehensive income, before taxes	1,878	41	1,919
Tax expense	—	(7)	(7)
Other comprehensive income, net of taxes	1,878	34	1,912
Balance, June 30, 2023	$(87,530)	$(298)	$(87,828)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Restricted stock and RSUs expense	$15,987	$13,530	$29,677	$27,453
Bonus Plan expense (see Note 11)	4,879	3,336	10,180	7,882
ESPP expense (see Note 13)	591	600	1,215	1,175
Stock grants expense	600	600	600	600
Stock option expense	—	—	—	343
DCP elective participant deferrals expense (1) (see Note 12)	44	38	87	135
Total stock-based compensation expense (2)	$22,101	$18,104	$41,759	$37,588

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of June 30, 2024 and December 31, 2023, $5,372 and $4,043 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense (income) is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of subscriptions and licenses	$(732)	$1,132	$362	$2,166
Cost of services	756	707	1,638	1,714
Research and development	5,082	4,424	9,963	9,710
Selling and marketing	3,542	2,943	6,320	5,813
General and administrative	13,453	8,898	23,476	18,185
Total stock-based compensation expense	$22,101	$18,104	$41,759	$37,588
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of June 30, 2024, equity awards available for future grants under the 2020 Plan were 20,033,122.

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
The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2023	3,303,849		2,938,208	(3)	365,641	(5)	$39.87	$39.21
Granted	1,191,104	(1)	984,192	(4)	206,912	(6)	50.90	49.49
Vested	(754,222)		(572,432)		(181,790)		43.29	39.15
Forfeited and canceled	(195,712)		(161,116)		(34,596)		38.05	42.38
Unvested, June 30, 2024	3,545,019	(2)	3,188,852		356,167		$42.75	$44.90

(1)For the six months ended June 30, 2024, the Company only granted RSUs.
(2)Includes 47,710 RSUs which are expected to be settled in cash.
(3)Includes 199,076 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vest on January 31, 2025.
(4)Includes 300,964 time‑based RSUs granted during the three months ended June 30, 2024 to certain officers, which vest 20% on each of December 15, 2025, 2026, 2027, 2028, and 2029.
(5)Primarily relates to the 2023 annual performance period. Includes 185,186 performance‑based RSUs granted during the year ended December 31, 2022 with extraordinary terms, which are described below.
(6)Primarily relates to the 2024 annual performance period. Includes 1,335 additional shares earned based on the achievement of 2023 performance goals for performance-based RSUs granted during the year ended December 31, 2023.
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s applicable margin metrics (which, for 2022 was Adjusted EBITDA margin, and for 2023 was and 2024 will be Adjusted OI w/SBC margin, excluding the impact of foreign currency exchange fluctuations) also equals or exceeds the relevant target level for such year. Provided that the applicable margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. Final actual vesting will be determined on January 31, 2025. The 2023 Adjusted OI w/SBC margin target, excluding the impact of foreign currency exchange fluctuations, and the 2022 Adjusted EBITDA margin target for the performance‑based RSUs were met.
The weighted average grant date fair values of RSUs granted were $50.66 and $40.80, for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024 and 2023, restricted stock and RSUs were issued net of 142,407 and 104,773 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $7,256 and $4,336, respectively.
As of June 30, 2024, there was $100,721 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2024, there was $8,467 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.0 year.
Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, December 31, 2023	916,429	$5.74
Exercised	(911,429)	5.74
Forfeited and expired	(5,000)	5.74
Outstanding, June 30, 2024	—	$—
For the six months ended June 30, 2024 and 2023, the Company received cash proceeds of $4,007 and $9,700, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the six months ended June 30, 2024 and 2023 was $40,775 and $93,656, respectively.
As of June 30, 2024, there was no remaining unrecognized compensation expense related to unvested stock options.
Stock Grants
For the six months ended June 30, 2024 and 2023, the Company granted 11,391 and 12,639 fully vested shares of Class B common stock, respectively, with a fair value of $600.
Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision (benefit) for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income before income taxes	$77,357	$44,786	$169,905	$99,768
Provision (benefit) for income taxes	$5,330	$(3,899)	$27,577	$5,593
Effective tax rate	6.9%	(8.7)%	16.2%	5.6%

For the three and six months ended June 30, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits recognized in the current year period. For the three months ended June 30, 2024 and 2023, the Company recorded discrete tax benefits of $18,543 and $20,394, respectively, and $20,681 and $27,467 for the six months ended June 30, 2024 and 2023, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of June 30, 2024 and December 31, 2023:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of June 30, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $680,484 and $514,729, respectively. As of December 31, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $684,205 and $516,051, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.

Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

June 30, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,891	$—	$6,891
Interest rate swap (2)	—	34,523	34,523
Total assets	$6,891	$34,523	$41,414
Liabilities:
Deferred compensation plan liabilities (3)	$94,782	$—	$94,782
Cash-settled equity awards (4)	859	—	859
Total liabilities	$95,641	$—	$95,641

December 31, 2023	Level 1	Level 2	Total
Assets:
Money market funds (1)	$1	$—	$1
Interest rate swap (2)	—	32,162	32,162
Total assets	$1	$32,162	$32,163
Liabilities:
Deferred compensation plan liabilities (3)	$90,536	$—	$90,536
Cash-settled equity awards (4)	781	—	781
Total liabilities	$91,317	$—	$91,317

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $3,610 and $2,355 as of June 30, 2024 and December 31, 2023, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.
Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the six months ended June 30, 2024, the Company entered into approximately $4,900 of non‑cancelable future cash purchase commitments for internal‑use software costs. During the year ended December 31, 2023, the Company entered into approximately $158,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. As of June 30, 2024, total non‑cancelable future cash purchase commitments were approximately $109,200 to be paid through September 2028. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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

Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	June 30, 2024	December 31, 2023
Americas (1)	$248,973	$272,492
EMEA	35,744	40,411
APAC	12,446	14,460
Total long-lived assets	$297,163	$327,363

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).
Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(429)	$3,826	$2,361	$(663)
Foreign exchange (1)	(2,284)	2,104	58	3,558
Receipts related to interest rate swap	2,411	2,164	4,768	4,084
Other income (expense), net (2)	2,582	(7,129)	2,230	(5,725)
Total other income, net	$2,280	$965	$9,417	$1,254

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange (losses) gains of $(37) and $1,397 for the three months ended June 30, 2024 and 2023, respectively, and $(431) and $2,258 for the six months ended June 30, 2024 and 2023, respectively.
(2)Other income (expense), net includes investment impairment charges of $(7,318) for the three and six months ended June 30, 2023 (see Note 7).

Note 21: Realignment Costs
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve the Company’s accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in artificial intelligence product development (the “2023 Program”). The Company incurred realignment costs of $12,579 for the year ended December 31, 2023 related to the aforementioned program, which represents termination benefits for colleagues whose roles were impacted. During the three and six months ended June 30, 2024, the Company incurred realignment costs of $843 and $867, respectively, related to the aforementioned program. The 2023 Program activities have been broadly implemented across the Company’s various businesses, which were substantially completed by the end of the second quarter of 2024. The Company expects the remaining termination benefits to be paid by the end of the third quarter of 2024.
Realignment costs by expense classification were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Cost of revenues:
Cost of subscriptions and licenses	$1,307	$1,227
Cost of services	(138)	(107)
Total cost of revenues	1,169	1,120
Operating expenses:
Research and development	(65)	(136)
Selling and marketing	(203)	475
General and administrative	(58)	(592)
Total operating expenses	(326)	(253)
Total realignment costs	$843	$867
Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2023	$12,459
Realignment costs	867
Payments	(11,488)
Adjustments (1)	(287)
Balance, June 30, 2024	$1,551

(1)Adjustments include foreign currency translation.
Note 22: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of June 30, 2024 and 2023, there were 356,167 and 368,283 participating securities outstanding, respectively.
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
The details of basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$72,046	$48,685	$142,356	$94,175
Less: Net income attributable to participating securities	(21)	(19)	(42)	(38)
Net income attributable to Class A and Class B common stockholders, basic	72,025	48,666	142,314	94,137
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,717	1,723	3,440	3,440
Net income attributable to Class A and Class B common stockholders, diluted	$73,742	$50,389	$145,754	$97,577

Denominator:
Weighted average shares, basic	314,980,580	311,914,602	314,660,906	311,366,371
Dilutive effect of stock options, restricted stock, and RSUs	1,036,506	2,643,664	1,361,265	2,744,259
Dilutive effect of ESPP	130,112	160,673	69,358	87,557
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	17,633,786	17,633,786	17,633,786
Weighted average shares, diluted	333,780,984	332,352,725	333,725,315	331,831,973

Net income per share, basic	$0.23	$0.16	$0.45	$0.30
Net income per share, diluted	$0.22	$0.15	$0.44	$0.29
There were no anti-dilutive securities for the three or six months ended June 30, 2024 or 2023.

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

Executive Summary
•Total revenues were $330,337 for the three months ended June 30, 2024, up 11.3% or 11.9% on a constant currency basis(1) compared to the three months ended June 30, 2023. Total revenues were $668,100 for the six months ended June 30, 2024, up 9.3% or 9.5% on a constant currency basis(1) compared to the six months ended June 30, 2023;
•Subscriptions revenues were $297,444 for the three months ended June 30, 2024, up 14.7% or 15.3% on a constant currency basis(1) compared to the three months ended June 30, 2023. Subscriptions revenues were $604,533 for the six months ended June 30, 2024, up 12.6% or 12.7% on a constant currency basis(1) compared to the six months ended June 30, 2023;
•ARR(2) was $1,215,910 as of June 30, 2024, compared to $1,105,914 as of June 30, 2023, representing a constant currency(1) ARR growth rate(2) of 11%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 108% as of June 30, 2024, compared to 110% as of June 30, 2023;
•Operating income was $80,177 for the three months ended June 30, 2024, compared to $53,305 for the three months ended June 30, 2023. Operating income was $172,108 for the six months ended June 30, 2024, compared to $119,090 for the six months ended June 30, 2023;
•Adjusted OI w/SBC(1) was $95,293 for the three months ended June 30, 2024, compared to $73,257 for the three months ended June 30, 2023. Adjusted OI w/SBC(1) was $207,638 for the six months ended June 30, 2024, compared to $163,721 for the six months ended June 30, 2023; and
•Cash flows from operations were $267,555 for the six months ended June 30, 2024, compared to $256,819 for the six months ended June 30, 2023.

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
Revenues
Consolidated Revenues

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Subscriptions	$297,444	$259,243	14.7%	15.3%	$604,533	$537,088	12.6%	12.7%
Perpetual licenses	10,863	11,718	(7.3%)	(6.1%)	20,375	21,265	(4.2%)	(3.0%)
Subscriptions and licenses	308,307	270,961	13.8%	14.4%	624,908	558,353	11.9%	12.1%
Services	22,030	25,788	(14.6%)	(14.3%)	43,192	52,807	(18.2%)	(18.5%)
Total revenues	$330,337	$296,749	11.3%	11.9%	$668,100	$611,160	9.3%	9.5%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three and six months ended June 30, 2024 was driven by an increase in subscriptions revenues, partially offset by a decrease in services revenues, and to a lesser extent, a decrease in perpetual licenses revenues.
Subscriptions. For the three and six months ended June 30, 2024, the increase in subscriptions revenues was driven by improvements in our business performance of $38,201 ($39,609 on a constant currency basis) and $67,445 ($68,234 on a constant currency basis), respectively. Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the three and six months ended June 30, 2024, the improvements in business performance were primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the three and six months ended June 30, 2024 were led by our engineering applications, geoprofessional applications, and our Bentley Infrastructure Cloud for project delivery.
Perpetual licenses. For the three and six months ended June 30, 2024, the decrease in perpetual licenses revenues was driven by a decline in business performance of $855 ($715 on a constant currency basis) and $890 ($642 on a constant currency basis), respectively.
Services. For the three and six months ended June 30, 2024, the decrease in services revenues was driven by a decline in our business performance of $3,758 ($3,681 on a constant currency basis) and $9,615 ($9,745 on a constant currency basis), respectively, driven primarily from weakness in Maximo-related work within our digital integrator, Cohesive.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Americas	$176,310	$158,836	11.0%	11.3%	$360,503	$327,181	10.2%	10.2%
EMEA	95,865	83,444	14.9%	15.1%	190,579	176,276	8.1%	7.4%
APAC	58,162	54,469	6.8%	8.4%	117,018	107,703	8.6%	10.5%
Total revenues	$330,337	$296,749	11.3%	11.9%	$668,100	$611,160	9.3%	9.5%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three and six months ended June 30, 2024, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $17,474 ($18,012 on a constant currency basis) and $33,322 ($33,489 on a constant currency basis), respectively.
The improvements in business performance for the three and six months ended June 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S, partially offset by a decline in services revenues.
EMEA. For the three and six months ended June 30, 2024, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $12,421 ($12,631 on a constant currency basis) and $14,303 ($13,058 on a constant currency basis), respectively.
The improvements in business performance for the three months ended June 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.K. and the Middle East, partially offset by a decline in services revenues.
The improvements in business performance for the six months ended June 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.K., the Middle East, and Central Europe, partially offset by a decline in services revenues.
APAC. For the three and six months ended June 30, 2024, the increase in revenues from APAC was primarily driven by improvements in our business performance of $3,693 ($4,570 on a constant currency basis) and $9,315 ($11,300 on a constant currency basis), respectively.
The improvements in business performance for the three and six months ended June 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia, India, and Southeast Asia, partially offset by declines of our subscriptions revenues from existing accounts in China.
Total revenues in China for the three and six months ended June 30, 2024 decreased as compared to the same period in the prior year, primarily due to a decline in subscriptions revenues, partially offset by the expansion of our perpetual licenses revenues. The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.

Cost of Revenues

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Cost of subscriptions and licenses	$42,432	$41,156	3.1%	3.5%	$82,650	$82,087	0.7%	0.7%
Cost of services	20,761	25,270	(17.8%)	(17.2%)	42,373	51,523	(17.8%)	(18.0%)
Total cost of revenues	$63,193	$66,426	(4.9%)	(4.4%)	$125,023	$133,610	(6.4%)	(6.5%)

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three months ended June 30, 2024, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in cloud‑related costs of $2,286, partially offset by a decrease in headcount‑related costs of $830, mainly due to a decrease in stock‑based compensation expense, partially offset by realignment expenses related to the 2023 Program.
For the six months ended June 30, 2024, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in cloud‑related costs of $3,363. Partially offsetting the increase in cloud‑related costs were lower amortization of capitalized costs under our Accelerated Commercial Development Program of $1,330 as compared to the same period in the prior year and a decrease in headcount‑related costs of $1,120, mainly due to a decrease in stock‑based compensation expense, partially offset by realignment expenses related to the 2023 Program.
Cost of services. For the three and six months ended June 30, 2024, on a constant currency basis, cost of services decreased primarily due to a decrease in headcount‑related costs of $4,439 and $9,434, respectively, mainly due to a reduction in third‑party personnel costs.
Operating Expenses

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Research and development	$65,709	$70,117	(6.3%)	(5.6%)	$134,080	$137,917	(2.8%)	(2.5%)
Selling and marketing	57,129	54,364	5.1%	5.8%	111,515	106,505	4.7%	5.0%
General and administrative	54,854	39,258	39.7%	40.2%	101,336	86,065	17.7%	17.8%
Deferred compensation plan	883	3,777	(76.6%)	(76.6%)	6,682	7,923	(15.7%)	(15.7%)
Amortization of purchased intangibles	8,392	9,502	(11.7%)	(11.6%)	17,356	20,050	(13.4%)	(13.5%)
Total operating expenses	$186,967	$177,018	5.6%	6.2%	$370,969	$358,460	3.5%	3.7%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three and six months ended June 30, 2024, on a constant currency basis, research and development expenses decreased primarily due to a decrease in headcount‑related costs of $3,533 and $3,279, respectively, mainly due to lower separation costs and lower acquisition‑related retention incentives. Additionally for the three months ended June 30, 2024, headcount‑related costs further decreased due to the timing of employment taxes related to the vesting of certain awards associated with our equity incentive plans.
Selling and marketing. For the three months ended June 30, 2024, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $2,974, mainly due to an increase in third‑party personnel costs and higher travel‑related costs.

For the six months ended June 30, 2024, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $6,364, mainly due to an increase in annual and other compensation costs, and an increase in third‑party personnel costs.
General and administrative. For the three months ended June 30, 2024, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $7,424, mainly due to an increase in stock‑based compensation expense, and to a lesser extent, an increase in annual and other compensation costs, as well as increased expense associated with non‑income related taxes of $4,059. Additionally, during the three months ended June 30, 2024, we recognized approximately $2,200 of other corporate initiatives expenses, as well as approximately $2,000 of costs associated with our internal‑use system implementations.
For the six months ended June 30, 2024, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $6,884, mainly due to an increase in stock‑based compensation expense, and to a lesser extent, an increase in annual and other compensation costs, as well as increased expense associated with non‑income related taxes of $4,317. Additionally, during the six months ended June 30, 2024, we recognized approximately $3,500 of costs associated with our internal‑use system implementations, as well as approximately $2,200 of other corporate initiatives expenses. Partially offsetting these increases were lower acquisition costs of $4,964 and income of $1,940 recorded during the six months ended June 30, 2023 due to the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
Deferred compensation plan. For the three and six months ended June 30, 2024 and 2023, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and six months ended June 30, 2024, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to prior periods.
Interest Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Interest expense	$(6,001)	$(9,994)	(40.0%)	$(13,304)	$(21,315)	(37.6%)
Interest income	901	510	76.7%	1,684	739	127.9%
Interest expense, net	$(5,100)	$(9,484)	(46.2%)	$(11,620)	$(20,576)	(43.5%)
For the three and six months ended June 30, 2024, interest expense, net decreased primarily due to lower weighted average debt outstanding, as compared to the same period in the prior year, primarily related to the pay down of our revolving loan borrowings under the Credit Facility in January 2024.

Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Loss) gain from:
Change in fair value of interest rate swap	$(429)	$3,826	$2,361	$(663)
Foreign exchange (1)	(2,284)	2,104	58	3,558
Receipts related to interest rate swap	2,411	2,164	4,768	4,084
Other income (expense), net (2)	2,582	(7,129)	2,230	(5,725)
Total other income, net	$2,280	$965	$9,417	$1,254

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange (losses) gains of $(37) and $1,397 for the three months ended June 30, 2024 and 2023, respectively, and $(431) and $2,258 for the six months ended June 30, 2024 and 2023, respectively.
(2)Other income (expense), net includes investment impairment charges of $(7,318) for the three and six months ended June 30, 2023.
Provision (Benefit) for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income before income taxes	$77,357	$44,786	$169,905	$99,768
Provision (benefit) for income taxes	$5,330	$(3,899)	$27,577	$5,593
Effective tax rate	6.9%	(8.7)%	16.2%	5.6%
For the three and six months ended June 30, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits recognized in the current year period. For the three months ended June 30, 2024 and 2023, we recorded discrete tax benefits of $18,543 and $20,394, respectively, and $20,681 and $27,467 for the six months ended June 30, 2024 and 2023, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

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

	June 30,
	2024	2023
ARR	$1,215,910	$1,105,914
Last twelve-months recurring revenues	$1,162,849	$1,041,941
Twelve-months ended constant currency (1):
ARR growth rate	11%	13%
Account retention rate	99%	98%
Recurring revenues dollar-based net retention rate	108%	110%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 49% and 45% as of June 30, 2024 and 2023, respectively, with our E365 subscription offering representing 43% and 38% of total ARR as of June 30, 2024 and 2023, respectively.
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
The last twelve‑months recurring revenues for the periods ended June 30, 2024 compared to the last twelve‑months of the comparative twelve‑month period increased by $120,908. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended June 30, 2024 and 2023, 90% and 89%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 90% and 89% of our total revenues for the twelve months ended June 30, 2024 and 2023, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.

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

Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating income	$80,177	$53,305	$172,108	$119,090
Amortization of purchased intangibles (1)	11,521	12,625	23,711	26,360
Deferred compensation plan (2)	883	3,777	6,682	7,923
Acquisition expenses (3)	1,969	3,521	4,328	12,298
Realignment expenses (income) (4)	743	29	809	(1,950)
Adjusted OI w/SBC	95,293	73,257	207,638	163,721
Stock-based compensation expense (5)	21,856	17,670	41,193	36,868
Adjusted operating income	$117,149	$90,927	$248,831	$200,589

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
(4)Realignment expenses (income). We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. For the three and six months ended June 30, 2024, Realignment expenses were primarily associated with the 2023 Program. For the three and six months ended June 30, 2023, Realignment expenses (income) was associated with the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$297,444	$1,077	$298,521	$259,243	$(331)	$258,912
Perpetual licenses	10,863	131	10,994	11,718	(9)	11,709
Subscriptions and licenses	308,307	1,208	309,515	270,961	(340)	270,621
Services	22,030	63	22,093	25,788	(14)	25,774
Total revenues	$330,337	$1,271	$331,608	$296,749	$(354)	$296,395

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$604,533	$316	$604,849	$537,088	$(473)	$536,615
Perpetual licenses	20,375	246	20,621	21,265	(2)	21,263
Subscriptions and licenses	624,908	562	625,470	558,353	(475)	557,878
Services	43,192	(134)	43,058	52,807	(4)	52,803
Total revenues	$668,100	$428	$668,528	$611,160	$(479)	$610,681
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$176,310	$464	$176,774	$158,836	$(74)	$158,762
EMEA	95,865	141	96,006	83,444	(69)	83,375
APAC	58,162	666	58,828	54,469	(211)	54,258
Total revenues	$330,337	$1,271	$331,608	$296,749	$(354)	$296,395

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$360,503	$11	$360,514	$327,181	$(156)	$327,025
EMEA	190,579	(1,310)	189,269	176,276	(65)	176,211
APAC	117,018	1,727	118,745	107,703	(258)	107,445
Total revenues	$668,100	$428	$668,528	$611,160	$(479)	$610,681

Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$42,432	$154	$42,586	$41,156	$(9)	$41,147
Cost of services	20,761	135	20,896	25,270	(20)	25,250
Total cost of revenues	$63,193	$289	$63,482	$66,426	$(29)	$66,397

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$82,650	$65	$82,715	$82,087	$13	$82,100
Cost of services	42,373	(114)	42,259	51,523	(3)	51,520
Total cost of revenues	$125,023	$(49)	$124,974	$133,610	$10	$133,620
Reconciliation of operating expenses to operating expenses in constant currency:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$65,709	$560	$66,269	$70,117	$54	$70,171
Selling and marketing	57,129	435	57,564	54,364	35	54,399
General and administrative	54,854	219	55,073	39,258	29	39,287
Deferred compensation plan	883	—	883	3,777	—	3,777
Amortization of purchased intangibles	8,392	5	8,397	9,502	1	9,503
Total operating expenses	$186,967	$1,219	$188,186	$177,018	$119	$177,137

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$134,080	$464	$134,544	$137,917	$73	$137,990
Selling and marketing	111,515	359	111,874	106,505	62	106,567
General and administrative	101,336	104	101,440	86,065	42	86,107
Deferred compensation plan	6,682	—	6,682	7,923	—	7,923
Amortization of purchased intangibles	17,356	(19)	17,337	20,050	—	20,050
Total operating expenses	$370,969	$908	$371,877	$358,460	$177	$358,637

Liquidity and Capital Resources:
Cash and Cash Equivalents

	June 30, 2024	December 31, 2023
Cash and cash equivalents held domestically	$3,247	$3,693
Cash and cash equivalents held by foreign subsidiaries	48,031	64,719
Total cash and cash equivalents	$51,278	$68,412
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
Cash Flows Activity

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$267,555	$256,819
Investing activities	(10,946)	(29,752)
Financing activities	(270,999)	(215,976)
Operating Activities
For the six months ended June 30, 2024, compared to the same period in the prior year, net cash provided by operating activities was higher by $10,736 due to an increase in net income of $48,181 and a net increase in non‑cash adjustments of $30,075, partially offset by a decrease in net cash flows from the change in operating assets and liabilities of $67,520. The decrease in cash flows from the change in operating assets and liabilities was primarily due to the timing of collections on our receivables, the overall timing of tax payments period over period, and a decrease in deferred revenues.

Investing Activities
Net cash used in investing activities was lower by $18,806 for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to lower purchases of investments of $7,643, lower acquisition related payments of $5,299, and lower purchases of property and equipment and investment in capitalized software of $4,564.
Financing Activities
Net cash used in financing activities was higher by $55,023 for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to higher net paydowns of the Credit Facility of $50,176, including higher repayments of our term loan borrowings, and higher dividend payments of $6,627, primarily due to an increase in our quarterly dividend per share to $0.06 in 2024 from $0.05 in 2023. Refer to the sections titled “Long‑Term Debt” and “Stock Repurchases” below for further details.
Long-Term Debt

	June 30, 2024	December 31, 2023
Current portion of long-term debt	$—	$10,000
Long-term debt	1,334,618	1,518,403
Total debt	$1,334,618	$1,528,403
As of June 30, 2024, we had $849,850 available under the Credit Facility. During the three months ended June 30, 2024, we made repayments of $102,500 on the senior secured term loan under the Credit Facility. Under the terms of the senior secured term loan, repayments are applied to unpaid quarterly principal installments. There are no remaining required principal installments on the senior secured term loan through the maturity date of November 15, 2025. We were in compliance with all covenants in its Credit Facility, the 2026 Notes, and the 2027 Notes as of June 30, 2024. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors has authorized us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2024 under the Repurchase Program. This authorization under the Repurchase Program expired on June 30, 2024. In March 2024, our Board of Directors approved an extension to the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B common stock and/or convertible senior notes from June 30, 2024 through June 30, 2026. We may use available working capital and cash provided by operations to make repurchases.
During the six months ended June 30, 2024, we repurchased 729,681 shares for $37,515 under the Repurchase Program. For the six months ended June 30, 2023, we did not repurchase shares under the Repurchase Program.
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

Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under our Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the six months ended June 30, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. During the six months ended June 30, 2023, we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.06 per share of common stock during the six months ended June 30, 2024 and $0.05 per share of common stock during the six months ended June 30, 2023. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From April 1, 2024 to June 30, 2024, we issued 1,936,318 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended June 30, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
April 1, 2024 to April 30, 2024	—	$—	—	$154,751,754
May 1, 2024 to May 31, 2024	427,083	52.68	427,083	132,251,784
June 1, 2024 to June 30, 2024	—	—	—	200,000,000
	427,083	52.68	427,083

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in May 2022 that authorizes the repurchase up to $200 million of our Class B common stock through June 30, 2024. In December 2022, our Board of Directors amended the plan to allow us also to repurchase our outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the plan. Our authorization under the plan approved in May 2022 expired on June 30, 2024. In March 2024, our Board of Directors approved an extension to the plan authorizing us to repurchase up to $200,000 of our Class B common stock and/or convertible senior notes from June 30, 2024 through June 30, 2026.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On May 23, 2024, Raymond B. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 1,600,000 shares of our Class B common stock. Mr. Bentley’s plan expires on May 28, 2025.
On June 12, 2024, Barry J. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 500,000 shares of our Class B common stock. Mr. Bentley’s plan expires on June 1, 2025.
During the three months ended June 30, 2024, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”

Item 6. Exhibits

Exhibit
Number	Description
10.1†
Bentley Systems, Incorporated Severance Policy for Key Executives (filed as Exhibit 10.1 to our Current Report on Form 8‑K/A filed on June 28, 2024 (File No. 001-39548) and incorporated herein by reference)

10.2†
Letter Agreement by and among Nicholas H. Cumins, Bentley Systems, Incorporated, and Bentley Systems France S.a.r.l. (filed as Exhibit 10.2 to our Current Report on Form 8‑K/A filed on June 28, 2024 (File No. 001-39548) and incorporated herein by reference)

10.3†
Amendment No. 2 to the Amended and Restated Bentley Systems, Incorporated Bonus Pool Plan (filed as Exhibit 10.3 to our Current Report on Form 8‑K/A filed on June 28, 2024 (File No. 001-39548) and incorporated herein by reference)

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

Bentley Systems, Incorporated

Date: August 6, 2024	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)