Form 10-Q
period 2024-09-30
BENTLEY SYSTEMS INC
filed 2024-11-07
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the registrant had 11,537,627 shares of Class A and 290,712,297 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three and nine months ended September 30, 2024. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$72,175	$68,412
Accounts receivable	271,689	302,501
Allowance for doubtful accounts	(8,846)	(8,965)
Prepaid income taxes	15,846	12,812
Prepaid and other current assets	52,955	44,797
Total current assets	403,819	419,557
Property and equipment, net	34,533	40,100
Operating lease right-of-use assets	36,425	38,476
Intangible assets, net	225,788	248,787
Goodwill	2,390,392	2,269,336
Investments	24,724	23,480
Deferred income taxes	207,821	212,831
Other assets	72,985	67,283
Total assets	$3,396,487	$3,319,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,514	$18,094
Accruals and other current liabilities	494,911	457,348
Deferred revenues	225,291	253,785
Operating lease liabilities	12,079	11,645
Income taxes payable	19,434	9,491
Current portion of long-term debt	—	10,000
Total current liabilities	782,229	760,363
Long-term debt	1,418,870	1,518,403
Deferred compensation plan liabilities	97,932	88,181
Long-term operating lease liabilities	27,954	30,626
Deferred revenues	15,820	15,862
Deferred income taxes	11,815	9,718
Income taxes payable	3,615	7,337
Other liabilities	4,242	5,378
Total liabilities	2,362,477	2,435,868
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of September 30, 2024 and December 31, 2023	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 290,505,175 and 284,728,210 shares as of September 30, 2024 and December 31, 2023, respectively	2,905	2,848
Additional paid-in capital	1,201,442	1,127,234
Accumulated other comprehensive loss	(82,959)	(84,987)
Accumulated deficit	(88,197)	(161,932)
Non-controlling interest	704	704
Total stockholders’ equity	1,034,010	883,982
Total liabilities and stockholders’ equity	$3,396,487	$3,319,850

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Subscriptions	$303,239	$270,751	$907,772	$807,839
Perpetual licenses	11,274	11,887	31,649	33,152
Subscriptions and licenses	314,513	282,638	939,421	840,991
Services	20,660	23,974	63,852	76,781
Total revenues	335,173	306,612	1,003,273	917,772
Cost of revenues:
Cost of subscriptions and licenses	44,220	42,088	126,870	124,175
Cost of services	20,612	22,588	62,985	74,111
Total cost of revenues	64,832	64,676	189,855	198,286
Gross profit	270,341	241,936	813,418	719,486
Operating expense (income):
Research and development	70,068	65,465	204,148	203,382
Selling and marketing	64,940	53,757	176,455	160,262
General and administrative	51,359	42,678	152,695	128,743
Deferred compensation plan	6,983	(3,160)	13,665	4,763
Amortization of purchased intangibles	8,361	9,517	25,717	29,567
Total operating expenses	201,711	168,257	572,680	526,717
Income from operations	68,630	73,679	240,738	192,769
Interest expense, net	(4,669)	(10,047)	(16,289)	(30,623)
Other (expense) income, net	(5,087)	5,953	4,330	7,207
Income before income taxes	58,874	69,585	228,779	169,353
Provision for income taxes	(16,522)	(16,514)	(44,099)	(22,107)
Equity in net (losses) income of investees, net of tax	(14)	(44)	14	(44)
Net income	$42,338	$53,027	$184,694	$147,202
Per share information:
Net income per share, basic	$0.13	$0.17	$0.59	$0.47
Net income per share, diluted	$0.13	$0.16	$0.57	$0.46
Weighted average shares, basic	315,207,216	313,069,132	314,820,679	311,915,808
Weighted average shares, diluted	333,789,636	332,825,186	333,724,425	332,144,893

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$42,338	$53,027	$184,694	$147,202
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	10,306	(7,294)	1,928	(5,416)
Actuarial (loss) gain on retirement plan, net of tax effect of $0, $(8), $(28), and $(15), respectively	(1)	(6)	100	28
Total other comprehensive income (loss), net of taxes	10,305	(7,300)	2,028	(5,388)
Comprehensive income	$52,643	$45,727	$186,722	$141,814

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2024
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, June 30, 2024	299,747,133	$2,997	$1,176,630	$(93,264)	$(102,561)	$704	$984,506
Net income	—	—	—	—	42,338	—	42,338
Other comprehensive income	—	—	—	10,305	—	—	10,305
Dividends declared	—	—	—	—	(18,134)	—	(18,134)
Shares issued in connection with deferred compensation plan	2,181,214	22	(22)	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	43	—	—	—	43
Shares issued in connection with executive bonus plan	88,296	1	4,282	—	—	—	4,283
Shares issued in connection with employee stock purchase plan, net	131,558	1	5,667	—	(173)	—	5,495
Stock-based compensation expense	—	—	14,843	—	—	—	14,843
Shares related to restricted stock, net	77,657	1	(1)	—	(1,415)	—	(1,415)
Repurchases of Class B common stock under approved program	(183,056)	(2)	—	—	(8,252)	—	(8,254)
Balance, September 30, 2024	302,042,802	$3,020	$1,201,442	$(82,959)	$(88,197)	$704	$1,034,010

	Nine Months Ended September 30, 2024
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$704	$883,982
Net income	—	—	—	—	184,694	—	184,694
Other comprehensive income	—	—	—	2,028	—	—	2,028
Dividends declared	—	—	—	—	(53,985)	—	(53,985)
Shares issued in connection with deferred compensation plan	4,655,277	46	(46)	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	144	—	—	—	144
Shares issued in connection with executive bonus plan	256,587	3	13,196	—	—	—	13,199
Shares issued in connection with employee stock purchase plan, net	253,578	2	11,226	—	(348)	—	10,880
Stock option exercises, net	844,283	8	3,999	—	(2,195)	—	1,812
Shares issued for stock grants, net	11,391	—	600	—	—	—	600
Stock-based compensation expense	—	—	45,096	—	—	—	45,096
Shares related to restricted stock, net	668,586	7	(7)	—	(8,671)	—	(8,671)
Repurchases of Class B common stock under approved program	(912,737)	(9)	—	—	(45,760)	—	(45,769)
Balance, September 30, 2024	302,042,802	$3,020	$1,201,442	$(82,959)	$(88,197)	$704	$1,034,010

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, June 30, 2023	294,712,983	$2,947	$1,085,066	$(87,828)	$(357,117)	$704	$643,772
Net income	—	—	—	—	53,027	—	53,027
Other comprehensive loss	—	—	—	(7,300)	—	—	(7,300)
Dividends declared	—	—	—	—	(14,768)	—	(14,768)
Shares issued in connection with deferred compensation plan, net	63,267	—	—	—	(2,127)	—	(2,127)
Deferred compensation plan elective participant deferrals	—	—	61	—	—	—	61
Shares issued in connection with executive bonus plan, net	34,313	—	3,251	—	(1,430)	—	1,821
Shares issued in connection with employee stock purchase plan, net	162,459	2	5,429	—	(623)	—	4,808
Stock option exercises, net	185,255	2	888	—	(419)	—	471
Stock-based compensation expense	—	—	14,122	—	—	—	14,122
Shares related to restricted stock, net	85,929	1	(1)	—	(1,726)	—	(1,726)
Balance, September 30, 2023	295,244,206	$2,952	$1,108,816	$(95,128)	$(325,183)	$704	$692,161

	Nine Months Ended September 30, 2023
				Accumulated
	Class A and Class B		Additional	Other		Non-	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Interest	Equity
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$704	$573,454
Net income	—	—	—	—	147,202	—	147,202
Other comprehensive loss	—	—	—	(5,388)	—	—	(5,388)
Dividends declared	—	—	—	—	(43,992)	—	(43,992)
Shares issued in connection with deferred compensation plan, net	2,845,448	28	(28)	—	(38,456)	—	(38,456)
Deferred compensation plan elective participant deferrals	—	—	1,712	—	—	—	1,712
Shares issued in connection with executive bonus plan, net	171,510	2	13,055	—	(5,756)	—	7,301
Shares issued in connection with employee stock purchase plan, net	315,840	3	9,985	—	(845)	—	9,143
Stock option exercises, net	2,422,082	24	10,566	—	(6,408)	—	4,182
Shares issued for stock grants, net	12,639	—	600	—	—	—	600
Stock-based compensation expense	—	—	42,465	—	—	—	42,465
Shares related to restricted stock, net	462,200	5	(5)	—	(6,062)	—	(6,062)
Balance, September 30, 2023	295,244,206	$2,952	$1,108,816	$(95,128)	$(325,183)	$704	$692,161

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$184,694	$147,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,397	52,787
Deferred income taxes	7,056	(14,632)
Stock-based compensation expense	57,856	56,092
Deferred compensation plan	13,665	4,763
Amortization of deferred debt issuance costs	5,554	5,469
Change in fair value of derivative	5,570	(4,102)
Foreign currency remeasurement (gain) loss	(126)	3,198
Other	(1,733)	2,464
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	34,588	56,065
Prepaid and other assets	(9,952)	(1,246)
Accounts payable, accruals, and other liabilities	36,356	33,437
Deferred revenues	(31,512)	(17,688)
Income taxes payable, net of prepaid income taxes	3,247	5,834
Net cash provided by operating activities	353,660	329,643
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(8,499)	(18,906)
Acquisitions, net of cash acquired	(128,774)	(23,110)
Purchases of investments	(807)	(11,352)
Proceeds from investments	—	2,123
Other	2,400	—
Net cash used in investing activities	(135,680)	(51,245)
Cash flows from financing activities:
Proceeds from credit facilities	233,281	442,566
Payments of credit facilities	(207,608)	(634,718)
Repayments of term loan	(140,000)	(3,750)
Payments of contingent and non-contingent consideration	(3,022)	(3,039)
Payments of dividends	(53,985)	(43,992)
Proceeds from stock purchases under employee stock purchase plan	11,228	9,988
Proceeds from exercise of stock options	4,007	10,590
Payments for shares acquired including shares withheld for taxes	(11,199)	(57,527)
Repurchases of Class B common stock under approved program	(45,769)	—
Other	(151)	(137)
Net cash used in financing activities	(213,218)	(280,019)
Effect of exchange rate changes on cash and cash equivalents	(999)	(3,100)
Increase (decrease) in cash and cash equivalents	3,763	(4,721)
Cash and cash equivalents, beginning of year	68,412	71,684
Cash and cash equivalents, end of period	$72,175	$66,963

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental information:
Cash paid for income taxes	$33,948	$29,467
Income tax refunds	925	764
Interest paid	12,130	29,370
Non-cash investing and financing activities:
Cost method investment	—	3,500
Deferred, non-contingent consideration, net	—	525
Share-settled executive bonus plan awards	13,199	13,057
Deferred compensation plan elective participant deferrals	144	1,712

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

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Subscriptions:
Enterprise subscriptions (1)	$135,667	$111,318	$391,039	$318,896
SELECT subscriptions	64,607	63,406	191,796	190,834
Term license subscriptions	102,965	96,027	324,937	298,109
Subscriptions	303,239	270,751	907,772	807,839
Perpetual licenses	11,274	11,887	31,649	33,152
Subscriptions and licenses	314,513	282,638	939,421	840,991
Services:
Recurring	3,387	3,606	11,241	12,733
Other	17,273	20,368	52,611	64,048
Services	20,660	23,974	63,852	76,781
Total revenues	$335,173	$306,612	$1,003,273	$917,772

(1)Enterprise subscriptions includes revenue attributable to Enterprise 365 (“E365”) subscriptions of $133,347 and $107,681 for the three months ended September 30, 2024 and 2023, respectively, and $382,013 and $301,260 for the nine months ended September 30, 2024 and 2023, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2024 and 2023, the Company recognized $166,035 and $147,340 of license related revenues, respectively, of which $154,761 and $135,453, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized $504,802 and $444,186 of license related revenues, respectively, of which $473,153 and $411,034, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
The Company derived 6% and 8% of its total revenues through channel partners for the three months ended September 30, 2024 and 2023, respectively, and 7% of its total revenues through channel partners for the nine months ended September 30, 2024 and 2023.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Americas (1)	$175,609	$162,367	$536,112	$489,548
Europe, the Middle East, and Africa (“EMEA”)	95,343	86,956	285,922	263,232
Asia-Pacific (“APAC”)	64,221	57,289	181,239	164,992
Total revenues	$335,173	$306,612	$1,003,273	$917,772

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $139,338 and $129,510 for the three months ended September 30, 2024 and 2023, respectively, and $416,600 and $384,807 for the nine months ended September 30, 2024 and 2023, respectively.
Unbilled Revenues
Unbilled revenues represent revenues that have not yet been billed to customers due to timing differences in usage and billing cycles, and are included in Accounts receivable in the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, unbilled revenues were $159,172 and $129,494, respectively.
Contract Balances
As of September 30, 2024 and December 31, 2023, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of September 30, 2024 or December 31, 2023.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The timing of revenue recognition may differ from the timing of billings to users. As of September 30, 2024 and December 31, 2023, total deferred revenues on the consolidated balance sheets were $241,111 and $269,647, respectively.
For the nine months ended September 30, 2024, $211,782 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $182,880 for the nine months ended September 30, 2024, which were primarily related to new billings. For the nine months ended September 30, 2023, $183,335 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $169,368 for the nine months ended September 30, 2023, which were primarily related to new billings.
As of September 30, 2024 and December 31, 2023, the Company has deferred $19,241 and $18,269, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2024, amounts allocated to these remaining performance obligations are $241,111, of which the Company expects to recognize approximately 93% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Nine Months Ended September 30,
	2024	2023
Number of acquisitions	2	2
Cash paid at closing	$141,310	$23,375
Cash acquired	(12,536)	(265)
Net cash paid	$128,774	$23,110

(1)Of the cash paid at closing, $11,000 was held in an escrow account to secure any potential indemnification and other obligations of the seller as of September 30, 2024.
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
The Company is in the process of finalizing the purchase accounting for two acquisitions completed during the nine months ended September 30, 2024. Identifiable assets acquired and liabilities assumed were provisionally recorded at their estimated fair values on the respective acquisition date. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year.
Acquisition costs are expensed as incurred and are recorded in General and administrative in the consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the Company’s acquisition costs were $877 and insignificant, respectively, and $1,306 and $5,803 for the nine months ended September 30, 2024 and 2023, respectively, which include costs related to legal, accounting, valuation, insurance, and other consulting and transaction fees.

The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed During
	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Consideration:
Cash paid at closing	$141,310	$26,287
Deferred, non-contingent consideration, net	—	525
Other	—	15
Total consideration	$141,310	$26,827
Assets acquired and liabilities assumed:
Cash	$12,536	$264
Accounts receivable and other current assets	5,272	1,742
Operating lease right-of-use assets	103	397
Deferred income taxes	—	2,151
Other assets	86	6
Software and technology (weighted average useful life of 5 and 3 years, respectively)	7,025	3,077
Customer relationships (weighted average useful life of 6 years)	—	3,900
Trademarks (weighted average useful life of 10 and 5 years, respectively)	5,100	1,000
Total identifiable assets acquired excluding goodwill	30,122	12,537
Accruals and other current liabilities	(2,046)	(624)
Deferred revenues	(2,369)	(4,623)
Operating lease liabilities	(103)	(397)
Deferred income taxes	(509)	—
Total liabilities assumed	(5,027)	(5,644)
Net identifiable assets acquired excluding goodwill	25,095	6,893
Goodwill	116,215	19,934
Net assets acquired	$141,310	$26,827
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $5,756 of the goodwill recorded relating to the 2024 acquisitions will be deductible for income tax purposes.

Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
Land	$1,341	$2,811
Building and improvements	31,611	31,025
Computer equipment and software	50,748	46,202
Furniture, fixtures, and equipment	10,197	9,799
Aircraft	2,038	2,038
Other	83	89
Property and equipment, at cost	96,018	91,964
Less: Accumulated depreciation	(61,485)	(51,864)
Total property and equipment, net	$34,533	$40,100
Depreciation expense was $3,361 and $3,135 for the three months ended September 30, 2024 and 2023, respectively, and $10,041 and $8,769 for the nine months ended September 30, 2024 and 2023, respectively.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2023	$2,269,336
Acquisitions	116,215
Foreign currency translation adjustments	5,674
Other adjustments	(833)
Balance, September 30, 2024	$2,390,392
Details of intangible assets other than goodwill are as follows:

		September 30, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$88,096	$(59,872)	$28,224	$89,693	$(59,045)	$30,648
Customer relationships	3-10 years	323,403	(163,103)	160,300	323,442	(142,378)	181,064
Trademarks	3-10 years	75,939	(38,698)	37,241	70,710	(33,709)	37,001
Non-compete agreements	5 years	350	(327)	23	350	(276)	74
Total intangible assets		$487,788	$(262,000)	$225,788	$484,195	$(235,408)	$248,787

The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of subscriptions and licenses	$3,087	$3,161	$9,442	$9,471
Amortization of purchased intangibles	8,361	9,517	25,717	29,567
Total amortization expense	$11,448	$12,678	$35,159	$39,038
Note 7: Investments
Investments consist of the following:

	September 30, 2024	December 31, 2023
Cost method investments	$22,245	$21,044
Equity method investments	2,479	2,436
Total investments	$24,724	$23,480
Cost Method Investments
The Company invests in technology development companies, generally in the form of equity interests or convertible notes. In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non‑cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other (expense) income, net in the consolidated statements of operations for the nine months ended September 30, 2023.
During the second quarter of 2023, the Company recognized impairment charges of $7,318 to write-down certain cost method investments to their fair value primarily as a result of the investees’ decline in operating performance and the overall decline in the venture investment valuation environment. The impairment charges were recorded in Other (expense) income, net in the consolidated statements of operations for the nine months ended September 30, 2023 (see Note 20).
During the third quarter of 2023, the Company recognized gains on investments of $2,360, which was recorded in Other (expense) income, net in the consolidated statements of operations for the three and nine months ended September 30, 2023 (see Note 20).
During the nine months ended September 30, 2024, the Company invested a total of $807. During the nine months ended September 30, 2023, the Company invested a total of $12,591, including $8,928 of cash and non-cash for its investment in Worldsensing. As of September 30, 2024 and December 31, 2023, the Company’s investment balance in Worldsensing was $8,928.
During the second quarter of 2024, the Company acquired a business from Teralytics Holdings AG (“Teralytics”) for $5,000. As of September 30, 2024, the Company retained its ownership percentage in Teralytics. The carrying value of Teralytics was zero as of September 30, 2024 and December 31, 2023.
Equity Method Investments
The Company is party to joint ventures, which are accounted for using the equity method. No investments were made during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company invested $2,261.

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of September 30, 2024, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost (1)	$4,146	$4,312	$11,399	$13,474
Variable lease cost	1,261	1,133	3,549	3,481
Total operating lease cost	$5,407	$5,445	$14,948	$16,955

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,884 and $4,180 for the three months ended September 30, 2024 and 2023, respectively, and $10,656 and $12,926 for the nine months ended September 30, 2024 and 2023, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for operating leases included in operating cash flows	$11,314	$13,830
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$7,394	$14,794

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $103 and $397 for the nine months ended September 30, 2024 and 2023, respectively.
The weighted average remaining lease term for operating leases was 4.4 years and 4.6 years as of September 30, 2024 and December 31, 2023, respectively. The weighted average discount rate was 5.1% and 4.8% as of September 30, 2024 and December 31, 2023, respectively.

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Cloud Services Subscription deposits	$343,452	$284,276
Accrued benefits	41,134	39,983
Accrued compensation	38,922	43,316
Due to customers	16,198	16,924
Accrued indirect taxes	6,719	10,722
Accrued acquisition stay bonus	6,625	4,336
Accrued professional fees	5,677	5,970
Accrued cloud provisioning costs	4,065	3,572
Deferred compensation plan liabilities	3,833	2,355
Employee stock purchase plan contributions	2,971	5,790
Accrued realignment costs	472	12,459
Non-contingent consideration from acquisitions	—	3,576
Other accrued and current liabilities	24,843	24,069
Total accruals and other current liabilities	$494,911	$457,348
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	September 30, 2024	December 31, 2023
Credit facility:
Revolving loan facility due November 2025	$117,701	$92,028
Term loan due November 2025	50,000	190,000
Convertible senior notes due January 2026 (the “2026 Notes”)	687,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(11,661)	(16,455)
Total debt	1,418,870	1,528,403
Less: Current portion of long-term debt	—	(10,000)
Long-term debt	$1,418,870	$1,518,403
The Company had $150 of letters of credit outstanding as of September 30, 2024 and December 31, 2023 under its amended and restated credit agreement, entered into on December 19, 2017 (the “Credit Facility”). As of September 30, 2024 and December 31, 2023, the Company had $732,149 and $757,822, respectively, available under the Credit Facility.
During the three and nine months ended September 30, 2024, the Company made repayments of $35,000 and $140,000, respectively, on the senior secured term loan under the Credit Facility. Under the terms of the senior secured term loan, repayments are applied to unpaid quarterly principal installments. There are no remaining required principal installments on the senior secured term loan through the maturity date of November 15, 2025.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met.

Credit Facility Refinancing Subsequent to September 30, 2024
On October 18, 2024, the Company entered into a second amended and restated credit agreement with a syndicate of banks (the “2024 Credit Facility”). The 2024 Credit Facility provides the Company with a $1,300,000 revolving credit facility, including $125,000 in swingline loans and $125,000 in letters of credit. The 2024 Credit Facility also provides the Company with a $500,000 “accordion” feature to increase the facility in the form of both revolving indebtedness and/or incremental term loans. On October 18, 2024, the Company used borrowings under the 2024 Credit Facility to repay all indebtedness outstanding under the Credit Facility, including the outstanding senior secured term loan.
The 2024 Credit Facility matures on October 18, 2029, subject to a “springing maturity date” on the date that is 91 days prior to the maturity date of the Company’s outstanding convertible debt, unless on such date the Company meets certain liquidity requirements. Voluntary prepayments under the 2024 Credit Facility are permitted at any time without payment of any prepayment premiums.
Revolving loan borrowings under the 2024 Credit Facility bear interest, at the Company’s option, at the Alternative Base Rate or Term Secured Overnight Financing Rate (“SOFR”) that reset every one, three, or six months. Under the Term SOFR elections, revolving loan borrowings bear an interest rate of the applicable term SOFR rate plus a credit spread adjustment of 10 basis points (“bps”), plus a spread ranging from 125 bps to 225 bps as determined by the Company’s net leverage ratio. Under the non‑Term SOFR elections, revolving loan borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) the daily simple SOFR rate plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by the Company’s net leverage ratio.
Swingline borrowings under the 2024 Credit Facility bear interest that resets daily. Interest on swingline borrowings bear an interest rate of the daily simple SOFR rate plus a credit spread adjustment of 10 bps, plus a spread ranging from 125 bps to 225 bps as determined by the Company’s net leverage ratio.
In addition, a commitment fee for the unused revolving credit facility ranges from 20 bps to 30 bps per annum as determined by the Company’s net leverage ratio.
Borrowings under the 2024 Credit Facility are guaranteed by the Company’s material first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets, including pledges of the stock of each of their directly owned domestic and foreign subsidiaries, with the latter limited to 65% of such stock.
The agreement governing the 2024 Credit Facility contains customary affirmative and negative covenants, including restrictions on our ability to pay dividends, repurchase our Class B common stock, and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $100,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the 2024 Credit Facility to be in full force and effect, and a change of control. The 2024 Credit Facility also contains customary financial covenants, including net leverage ratio, net senior secured leverage ratio, and interest coverage ratio.

Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$(3,227)	$(8,678)	$(12,713)	$(27,352)
Amortization of deferred debt issuance costs	(1,804)	(1,823)	(5,554)	(5,469)
Other interest (expense) income	(74)	(47)	(142)	958
Interest income	436	501	2,120	1,240
Interest expense, net	$(4,669)	$(10,047)	$(16,289)	$(30,623)
The weighted average interest rate on borrowings under the Credit Facility were 7.21% and 7.44% for the three months ended September 30, 2024 and 2023, respectively, and 7.38% and 7.04% for the nine months ended September 30, 2024 and 2023, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
For the three months ended September 30, 2024 and 2023, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $1,460 and $5,081, respectively, and $14,858 and $17,326 for the nine months ended September 30, 2024 and 2023, respectively.
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
Career Stock Program
In connection with Nicholas H. Cumins’ transition to the role of Chief Executive Officer effective July 1, 2024, on June 26, 2024, the Committee adopted a compensatory program (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”). As of the date of adoption, Mr. Cumins is the sole participant in the Career Stock Program. Under the Career Stock Program, the Committee may from time to time grant RSU awards to program participants, the amount of which is to be determined based upon the Company’s Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”) growth in the year preceding the date of grant (the “Performance Year”), specifically, an amount equal to 10 percent of the difference between realized Adjusted OI w/SBC growth during the Performance Year and an inflation-adjusted target growth level for such Performance Year. Any such awards, if made, would thereafter cliff vest five years following the end of the Performance Year and would otherwise be subject to the terms and conditions of the 2020 Plan. As of September 30, 2024, the Committee has not yet made any awards to Mr. Cumins with respect to the Career Stock Program.

Note 12: Retirement Plans
Deferred Compensation Plan
Deferred compensation plan expense (income) was $6,983 and $(3,160) for the three months ended September 30, 2024 and 2023, respectively, and $13,665 and $4,763 for the nine months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024 and 2023, elective participant deferrals into the Company’s unfunded amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”) were $43 and $61, respectively, and $144 and $1,712 for the nine months ended September 30, 2024 and 2023, respectively. No discretionary contributions were made to the DCP during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, 12,764,635 and 17,364,980 phantom shares of the Company’s Class B common stock were distributable under the DCP, respectively. As of September 30, 2024, shares of Class B common stock available for future issuance under the DCP were 4,366,691.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	September 30, 2024	December 31, 2023
Accruals and other current liabilities	$3,833	$2,355
Deferred compensation plan liabilities	97,932	88,181
Total DCP liabilities	$101,765	$90,536
Note 13: Common Stock
BSY Stock Repurchase Program
In May 2022, the Company announced that its Board of Directors approved the BSY Stock Repurchase Program (the “Repurchase Program”) authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock through June 30, 2024. In December 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The Company’s authorization under the Repurchase Program approved May 2022 expired on June 30, 2024. In March 2024, the Company’s Board of Directors approved an extension to the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or outstanding convertible senior notes from June 30, 2024 through June 30, 2026. As of September 30, 2024, $191,738 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
The shares and outstanding convertible senior notes proposed to be acquired in the Repurchase Program may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares and/or outstanding convertible senior notes repurchased under the Repurchase Program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s Class B common stock and outstanding convertible senior notes, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares and/or outstanding convertible senior notes to be repurchased by the Company is not guaranteed, and the Repurchase Program may be suspended, modified, or discontinued at any time without prior notice.
During the nine months ended September 30, 2024, the Company repurchased 912,737 shares for $45,769 under the Repurchase Program. The Company did not repurchase shares under the Repurchase Program for the nine months ended September 30, 2023.

Common Stock Issuances, Sales, and Repurchases
During the nine months ended September 30, 2024, the Company issued 4,655,277 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company issued 2,845,448 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 935,939 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $38,456.
During the nine months ended September 30, 2024, the Company issued 256,587 shares of Class B common stock in connection with Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company issued 171,510 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 135,314 shares were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,756.
During the nine months ended September 30, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. For the nine months ended September 30, 2023, the Company issued 2,422,082 shares of Class B common stock to colleagues who exercised their stock options, net of 234,472 shares withheld at exercise to pay for the cost of the stock options, as well as for $6,408 of applicable income tax withholdings. The Company received $10,590 in cash proceeds from the exercise of stock options.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2024:
Third quarter	$0.06	$18,134
Second quarter	0.06	17,980
First quarter	0.06	17,871
2023:
Third quarter	$0.05	$14,768
Second quarter	0.05	14,702
First quarter	0.05	14,522
Global Employee Stock Purchase Plan
During the nine months ended September 30, 2024, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 253,578 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,228. Of the total 260,437 shares purchased, 6,859 shares were sold back to the Company to pay for applicable income tax withholdings of $348. During the nine months ended September 30, 2023, colleagues who elected to participate in the ESPP purchased a total of 315,840 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $9,988. Of the total 333,324 shares purchased, 17,484 shares were sold back to the Company to pay for applicable income tax withholdings of $845. As of September 30, 2024 and December 31, 2023, $2,971 and $5,790 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of September 30, 2024, shares of Class B common stock available for future issuance under the ESPP were 24,018,460.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2024 and 2023:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2024	$(93,012)	$(252)	$(93,264)
Other comprehensive income (loss), before taxes	10,306	(1)	10,305
Tax expense	—	—	—
Other comprehensive income (loss), net of taxes	10,306	(1)	10,305
Balance, September 30, 2024	$(82,706)	$(253)	$(82,959)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2023	$(87,530)	$(298)	$(87,828)
Other comprehensive (loss) income, before taxes	(7,294)	2	(7,292)
Tax expense	—	(8)	(8)
Other comprehensive loss, net of taxes	(7,294)	(6)	(7,300)
Balance, September 30, 2023	$(94,824)	$(304)	$(95,128)
Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2024 and 2023:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)
Other comprehensive income, before taxes	1,928	128	2,056
Tax expense	—	(28)	(28)
Other comprehensive income, net of taxes	1,928	100	2,028
Balance, September 30, 2024	$(82,706)	$(253)	$(82,959)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)
Other comprehensive (loss) income, before taxes	(5,416)	43	(5,373)
Tax expense	—	(15)	(15)
Other comprehensive (loss) income, net of taxes	(5,416)	28	(5,388)
Balance, September 30, 2023	$(94,824)	$(304)	$(95,128)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted stock and RSUs expense	$14,375	$13,988	$44,052	$41,441
Bonus Plan expense (see Note 11)	1,057	3,847	11,237	11,729
ESPP expense (see Note 13)	622	634	1,837	1,809
Stock grants expense	—	—	600	600
Stock option expense	—	—	—	343
DCP elective participant deferrals expense (1) (see Note 12)	43	35	130	170
Total stock-based compensation expense (2)	$16,097	$18,504	$57,856	$56,092

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of September 30, 2024 and December 31, 2023, $1,878 and $4,043 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of subscriptions and licenses	$520	$1,254	$882	$3,420
Cost of services	705	671	2,343	2,385
Research and development	5,018	4,977	14,981	14,687
Selling and marketing	3,305	3,244	9,625	9,057
General and administrative	6,549	8,358	30,025	26,543
Total stock-based compensation expense	$16,097	$18,504	$57,856	$56,092
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of September 30, 2024, equity awards available for future grants under the 2020 Plan were 20,112,700.

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
The following is a summary of unvested restricted stock and RSU activity and related information under the Company’s applicable equity incentive plans:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2023	3,303,849		2,938,208	(3)	365,641	(5)	$39.87	$39.21
Granted	1,191,104	(1)	984,192	(4)	206,912	(6)	50.90	49.49
Vested	(968,364)		(786,574)		(181,790)		36.50	39.15
Forfeited and canceled	(266,736)		(228,703)		(38,033)		39.84	42.95
Unvested, September 30, 2024	3,259,853	(2)	2,907,123		352,730		$44.52	$44.87

(1)For the nine months ended September 30, 2024, the Company only granted RSUs.
(2)Includes 35,093 RSUs which are expected to be settled in cash.
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
The weighted average grant date fair values of RSUs granted were $50.66 and $40.82, for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, restricted stock and RSUs were issued net of 171,314 and 137,675 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $8,671 and $6,062, respectively.
As of September 30, 2024, there was $86,995 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of September 30, 2024, there was $5,141 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.0 year.
Stock Options
The following is a summary of stock option activity and related information under the Company’s applicable equity incentive plans:

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, December 31, 2023	916,429	$5.74
Exercised	(911,429)	5.74
Forfeited and expired	(5,000)	5.74
Outstanding, September 30, 2024	—	$—
For the nine months ended September 30, 2024 and 2023, the Company received cash proceeds of $4,007 and $10,590, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the nine months ended September 30, 2024 and 2023 was $40,775 and $102,667, respectively.
As of September 30, 2024, there was no remaining unrecognized compensation expense related to unvested stock options.
Stock Grants
For the nine months ended September 30, 2024 and 2023, the Company granted 11,391 and 12,639 fully vested shares of Class B common stock, respectively, with a fair value of $600.
Equity Awards Subsequent to September 30, 2024
In October 2024, the Company granted 265,233 time‑based RSUs, which generally vest ratably on each of the first four anniversaries of the grant date. The unrecognized compensation expense related to these RSUs is approximately $13,200, which is expected to be recognized over a weighted average period of approximately 4.0 years.
Additionally, in connection with an acquisition, in order to promote key colleague retention, in October 2024, the Company granted 205,592 time‑based RSUs, which vest ratably on each of the first three anniversaries of the closing date of the acquisition. The unrecognized compensation expense related to these RSUs is approximately $10,200, which is expected to be recognized over a 2.8 year period.

Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income before income taxes	$58,874	$69,585	$228,779	$169,353
Provision for income taxes	$16,522	$16,514	$44,099	$22,107
Effective tax rate	28.1%	23.7%	19.3%	13.1%
For the three months ended September 30, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits recognized in the current year period. For the three months ended September 30, 2024, the Company recorded discrete tax expenses of $2,887. For the three months ended September 30, 2023, the Company recorded discrete tax benefits of $4,428 primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the nine months ended September 30, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits recognized in the current year period. For the nine months ended September 30, 2024 and 2023, the Company recorded discrete tax benefits of $17,794 and $31,895, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of September 30, 2024 and December 31, 2023:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.

Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of September 30, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $688,222 and $530,955, respectively. As of December 31, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $684,205 and $516,051, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

September 30, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,601	$—	$5,601
Interest rate swap (2)	—	26,592	26,592
Total assets	$5,601	$26,592	$32,193
Liabilities:
Deferred compensation plan liabilities (3)	$101,765	$—	$101,765
Cash-settled equity awards (4)	592	—	592
Total liabilities	$102,357	$—	$102,357

December 31, 2023	Level 1	Level 2	Total
Assets:
Money market funds (1)	$1	$—	$1
Interest rate swap (2)	—	32,162	32,162
Total assets	$1	$32,162	$32,163
Liabilities:
Deferred compensation plan liabilities (3)	$90,536	$—	$90,536
Cash-settled equity awards (4)	781	—	781
Total liabilities	$91,317	$—	$91,317

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $3,833 and $2,355 as of September 30, 2024 and December 31, 2023, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.

Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the nine months ended September 30, 2024, the Company entered into approximately $44,900 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. During the year ended December 31, 2023, the Company entered into approximately $158,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. As of September 30, 2024, total non‑cancelable future cash purchase commitments were approximately $128,000 to be paid through September 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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
Note 19: Geographic Data
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	September 30, 2024	December 31, 2023
Americas (1)	$247,254	$272,492
EMEA	34,641	40,411
APAC	14,851	14,460
Total long-lived assets	$296,746	$327,363

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other (Expense) Income, Net
Other (expense) income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(7,931)	$4,765	$(5,570)	$4,102
Foreign exchange (1)	696	(3,154)	754	404
Receipts related to interest rate swap	2,452	2,336	7,220	6,420
Other (expense) income, net (2)	(304)	2,006	1,926	(3,719)
Total other (expense) income, net	$(5,087)	$5,953	$4,330	$7,207

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange gains (losses) of $1,561 and $(1,574) for the three months ended September 30, 2024 and 2023, respectively, and $1,130 and $684 for the nine months ended September 30, 2024 and 2023, respectively.
(2)Other (expense) income, net includes investment impairment charges of $(7,318) for the nine months ended September 30, 2023, partially offset by gains on investments of $2,360 recorded during the three months ended September 30, 2023 (see Note 7).
Note 21: Realignment Costs
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve the Company’s accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in artificial intelligence product development (the “2023 Program”). The Company incurred realignment costs of $12,579 for the year ended December 31, 2023 related to the aforementioned program, which represents termination benefits for colleagues whose roles were impacted. During the three and nine months ended September 30, 2024, the Company incurred realignment costs of $9 and $876, respectively, related to the aforementioned program. The 2023 Program activities have been broadly implemented across the Company’s various businesses, which were substantially completed by the end of the second quarter of 2024. The Company expects the remaining termination benefits to be paid by the end of the fourth quarter of 2024.
Realignment costs (income) by expense classification were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Cost of revenues:
Cost of subscriptions and licenses	$—	$1,227
Cost of services	22	(85)
Total cost of revenues	22	1,142
Operating expenses:
Research and development	48	(88)
Selling and marketing	(53)	422
General and administrative	(8)	(600)
Total operating expenses	(13)	(266)
Total realignment costs	$9	$876

Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2023	$12,459
Realignment costs	876
Payments	(12,606)
Adjustments (1)	(257)
Balance, September 30, 2024	$472

(1)Adjustments include foreign currency translation.
Note 22: Net Income Per Share
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of September 30, 2024 and 2023, there were 352,730 and 364,753 participating securities outstanding, respectively.
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

The details of basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$42,338	$53,027	$184,694	$147,202
Less: Net income attributable to participating securities	(21)	(18)	(63)	(56)
Net income attributable to Class A and Class B common stockholders, basic	42,317	53,009	184,631	147,146
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,723	1,716	5,164	5,157
Net income attributable to Class A and Class B common stockholders, diluted	$44,040	$54,725	$189,795	$152,303

Denominator:
Weighted average shares, basic	315,207,216	313,069,132	314,820,679	311,915,808
Dilutive effect of stock options, restricted stock, and RSUs	941,136	2,115,802	1,221,222	2,534,773
Dilutive effect of ESPP	7,498	6,466	48,738	60,526
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	17,633,786	17,633,786	17,633,786
Weighted average shares, diluted	333,789,636	332,825,186	333,724,425	332,144,893

Net income per share, basic	$0.13	$0.17	$0.59	$0.47
Net income per share, diluted	$0.13	$0.16	$0.57	$0.46
There were no anti-dilutive securities for the three or nine months ended September 30, 2024 or 2023.

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
Executive Summary
•Total revenues were $335,173 for the three months ended September 30, 2024, up 9.3% or 9.1% on a constant currency basis(1) compared to the three months ended September 30, 2023. Total revenues were $1,003,273 for the nine months ended September 30, 2024, up 9.3% or 9.3% on a constant currency basis(1) compared to the nine months ended September 30, 2023;
•Subscriptions revenues were $303,239 for the three months ended September 30, 2024, up 12.0% or 11.8% on a constant currency basis(1) compared to the three months ended September 30, 2023. Subscriptions revenues were $907,772 for the nine months ended September 30, 2024, up 12.4% or 12.4% on a constant currency basis(1) compared to the nine months ended September 30, 2023;
•ARR(2) was $1,270,726 as of September 30, 2024, compared to $1,124,774 as of September 30, 2023, representing a constant currency(1) ARR growth rate(2) of 12%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of September 30, 2024, compared to 110% as of September 30, 2023;
•Operating income was $68,630 for the three months ended September 30, 2024, compared to $73,679 for the three months ended September 30, 2023. Operating income was $240,738 for the nine months ended September 30, 2024, compared to $192,769 for the nine months ended September 30, 2023;
•Adjusted OI w/SBC(1) was $89,524 for the three months ended September 30, 2024, compared to $86,327 for the three months ended September 30, 2023. Adjusted OI w/SBC(1) was $297,162 for the nine months ended September 30, 2024, compared to $250,048 for the nine months ended September 30, 2023; and
•Cash flows from operations were $353,660 for the nine months ended September 30, 2024, compared to $329,643 for the nine months ended September 30, 2023.

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
Revenues
Consolidated Revenues

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Subscriptions	$303,239	$270,751	12.0%	11.8%	$907,772	$807,839	12.4%	12.4%
Perpetual licenses	11,274	11,887	(5.2%)	(5.3%)	31,649	33,152	(4.5%)	(3.8%)
Subscriptions and licenses	314,513	282,638	11.3%	11.1%	939,421	840,991	11.7%	11.8%
Services	20,660	23,974	(13.8%)	(14.8%)	63,852	76,781	(16.8%)	(17.3%)
Total revenues	$335,173	$306,612	9.3%	9.1%	$1,003,273	$917,772	9.3%	9.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three and nine months ended September 30, 2024 was driven by an increase in subscriptions revenues, partially offset by decreases in services revenues and perpetual licenses revenues.
Subscriptions. For the three and nine months ended September 30, 2024, the increase in subscriptions revenues was driven by improvements in our business performance of $32,488 ($31,957 on a constant currency basis) and $99,933 ($100,191 on a constant currency basis), respectively. Our business performance excludes the impact of our platform acquisitions and includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the three and nine months ended September 30, 2024, the improvements in business performance were primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the three and nine months ended September 30, 2024 were led by our engineering applications, geoprofessional applications, and our Bentley Infrastructure Cloud for project delivery.
Perpetual licenses. For the three and nine months ended September 30, 2024, the decrease in perpetual licenses revenues was driven by a decline in business performance of $613 ($634 on a constant currency basis) and $1,503 ($1,276 on a constant currency basis), respectively.
Services. For the three and nine months ended September 30, 2024, the decrease in services revenues was driven by a decline in our business performance of $3,314 ($3,546 on a constant currency basis) and $12,929 ($13,291 on a constant currency basis), respectively, driven primarily from weakness in Maximo-related work within our digital integrator, Cohesive.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Americas	$175,609	$162,367	8.2%	8.6%	$536,112	$489,548	9.5%	9.7%
EMEA	95,343	86,956	9.6%	8.1%	285,922	263,232	8.6%	7.6%
APAC	64,221	57,289	12.1%	11.8%	181,239	164,992	9.8%	11.0%
Total revenues	$335,173	$306,612	9.3%	9.1%	$1,003,273	$917,772	9.3%	9.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three and nine months ended September 30, 2024, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $13,242 ($14,025 on a constant currency basis) and $46,564 ($47,514 on a constant currency basis), respectively.
The improvements in business performance for the three and nine months ended September 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S, partially offset by a decline in services revenues.
EMEA. For the three and nine months ended September 30, 2024, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $8,387 ($7,041 on a constant currency basis) and $22,690 ($20,099 on a constant currency basis), respectively.
The improvements in business performance for the three months ended September 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom and Africa.
The improvements in business performance for the nine months ended September 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom, the Middle East, and Africa, partially offset by a decline in services revenues.
APAC. For the three and nine months ended September 30, 2024, the increase in revenues from APAC was primarily driven by improvements in our business performance of $6,932 ($6,711 on a constant currency basis) and $16,247 ($18,011 on a constant currency basis), respectively.
The improvements in business performance for the three and nine months ended September 30, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia, Southeast Asia, and India, partially offset by declines of our subscriptions revenues from existing accounts in China.
The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.

Cost of Revenues

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Cost of subscriptions and licenses	$44,220	$42,088	5.1%	5.0%	$126,870	$124,175	2.2%	2.2%
Cost of services	20,612	22,588	(8.7%)	(9.3%)	62,985	74,111	(15.0%)	(15.3%)
Total cost of revenues	$64,832	$64,676	0.2%	0.0%	$189,855	$198,286	(4.3%)	(4.4%)

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three months ended September 30, 2024, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in cloud‑related costs of $3,360, partially offset by lower amortization of capitalized costs under our Accelerated Commercial Development Program (“ACDP”) as compared to the same period in the prior year.
For the nine months ended September 30, 2024, on a constant currency basis, cost of subscriptions and licenses increased primarily due to an increase in cloud‑related costs of $6,723. Partially offsetting this increase was lower amortization of capitalized costs under our ACDP of $1,833 as compared to the same period in the prior year. Additionally, headcount‑related costs decreased $1,007 due to lower stock‑based compensation expense, partially offset by realignment expenses recognized in 2024 related to the 2023 Program.
Cost of services. For the three and nine months ended September 30, 2024, on a constant currency basis, cost of services decreased primarily due to a decrease in headcount‑related costs of $2,270 and $11,704, respectively, mainly due to a reduction in third‑party personnel costs.
Operating Expense (Income)

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2024	2023	%	%(1)	2024	2023	%	%(1)
Research and development	$70,068	$65,465	7.0%	7.1%	$204,148	$203,382	0.4%	0.6%
Selling and marketing	64,940	53,757	20.8%	20.7%	176,455	160,262	10.1%	10.2%
General and administrative	51,359	42,678	20.3%	20.3%	152,695	128,743	18.6%	18.6%
Deferred compensation plan	6,983	(3,160)	NM	NM	13,665	4,763	186.9%	186.9%
Amortization of purchased intangibles	8,361	9,517	(12.1%)	(12.3%)	25,717	29,567	(13.0%)	(13.1%)
Total operating expenses	$201,711	$168,257	19.9%	19.9%	$572,680	$526,717	8.7%	8.9%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three months ended September 30, 2024, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of $4,137 mainly due to an increase in annual and other compensation costs.
For the nine months ended September 30, 2024, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs, mainly due to an increase in annual and other compensation costs, an increase in third‑party personnel costs, and an increase in travel, partially offset by lower acquisition‑related retention incentives and lower separation costs.

For the nine months ended September 30, 2024, our research and development headcount‑related costs reflect run‑rate savings associated with the strategic realignment program, which we initiated during the fourth quarter of 2023. While most of the realignment actions were completed at the beginning of 2024, our reinvestment of these run‑rate savings into priority investment areas, such as artificial intelligence in product development, was fully realized during the third quarter of 2024.
Selling and marketing. For the three and nine months ended September 30, 2024, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $10,050 and $16,418, respectively, mainly due to an increase in annual and other compensation costs, and an increase in third‑party personnel costs primarily related to our marketing activities.
General and administrative. For the three months ended September 30, 2024, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $2,770, mainly due to an increase in annual and other compensation costs, partially offset by a decrease in stock‑based compensation expense. The decrease in stock‑based compensation expense primarily related to the reduction in Gregory S. Bentley’s fractional interest under the Bonus Plan as part of Mr. Bentley’s transition to the role of Executive Chair of the Board of Directors effective July 1, 2024. For the three months ended September 30, 2024, general and administrative expenses further increased due to higher charitable contributions focusing on education and sustainability of $2,599. Additionally, during the three months ended September 30, 2024, we recognized approximately $2,700 of costs associated with our internal‑use system implementations.
For the nine months ended September 30, 2024, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $9,565, mainly due to an increase in annual and other compensation costs, and to a lesser extent, an increase in stock‑based compensation expense. For the nine months ended September 30, 2024, general and administrative expenses further increased due to higher expense associated with non‑income related taxes of $4,152, and higher charitable contributions focusing on education and sustainability of $2,524. Additionally, during the nine months ended September 30, 2024, we recognized approximately $6,200 of costs associated with our internal‑use system implementations, as well as approximately $2,200 of other corporate initiatives expenses. Partially offsetting these increases were lower acquisition costs of $4,593. During the nine months ended September 30, 2023, we recorded income of $1,797 due to the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
Deferred compensation plan. For the three and nine months ended September 30, 2024 and 2023, deferred compensation plan expense (income) was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and nine months ended September 30, 2024, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to prior periods.
Interest Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Interest expense	$(5,105)	$(10,548)	(51.6%)	$(18,409)	$(31,863)	(42.2%)
Interest income	436	501	(13.0%)	2,120	1,240	71.0%
Interest expense, net	$(4,669)	$(10,047)	(53.5%)	$(16,289)	$(30,623)	(46.8%)
For the three and nine months ended September 30, 2024, interest expense, net decreased primarily due to lower weighted average debt outstanding, as compared to the same period in the prior year, mainly related to the pay down of our revolving loan borrowings in January 2024 and repayments of our senior secured term loan during the second and third quarters of 2024 under the Credit Facility.

Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Loss) gain from:
Change in fair value of interest rate swap	$(7,931)	$4,765	$(5,570)	$4,102
Foreign exchange (1)	696	(3,154)	754	404
Receipts related to interest rate swap	2,452	2,336	7,220	6,420
Other (expense) income, net (2)	(304)	2,006	1,926	(3,719)
Total other (expense) income, net	$(5,087)	$5,953	$4,330	$7,207

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries. Intercompany finance transactions primarily denominated in U.S. dollars resulted in unrealized foreign exchange gains (losses) of $1,561 and $(1,574) for the three months ended September 30, 2024 and 2023, respectively, and $1,130 and $684 for the nine months ended September 30, 2024 and 2023, respectively.
(2)Other (expense) income, net includes investment impairment charges of $(7,318) for the nine months ended September 30, 2023, partially offset by gains on investments of $2,360 recorded during the three months ended September 30, 2023.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income before income taxes	$58,874	$69,585	$228,779	$169,353
Provision for income taxes	$16,522	$16,514	$44,099	$22,107
Effective tax rate	28.1%	23.7%	19.3%	13.1%
For the three months ended September 30, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits recognized in the current year period. For the three months ended September 30, 2024, we recorded discrete tax expenses of $2,887. For the three months ended September 30, 2023, we recorded discrete tax benefits of $4,428 primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the nine months ended September 30, 2024, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits recognized in the current year period. For the nine months ended September 30, 2024 and 2023, we recorded discrete tax benefits of $17,794 and $31,895, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

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

	September 30,
	2024	2023
ARR	$1,270,726	$1,124,774
Last twelve-months recurring revenues	$1,195,118	$1,076,434
Twelve-months ended constant currency (1):
ARR growth rate	12%	12.5%
Account retention rate	99%	97%
Recurring revenues dollar-based net retention rate	109%	110%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 49% and 46% as of September 30, 2024 and 2023, respectively, with our E365 subscription offering representing 43% and 39% of total ARR as of September 30, 2024 and 2023, respectively.
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
The last twelve‑months recurring revenues for the periods ended September 30, 2024 compared to the last twelve‑months of the comparative twelve‑month period increased by $118,684. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended September 30, 2024 and 2023, 91% and 89%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 91% and 89% of our total revenues for the twelve months ended September 30, 2024 and 2023, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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
Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating income	$68,630	$73,679	$240,738	$192,769
Amortization of purchased intangibles (1)	11,448	12,678	35,159	39,038
Deferred compensation plan (2)	6,983	(3,160)	13,665	4,763
Acquisition expenses (3)	2,454	2,980	6,782	15,278
Realignment expenses (income) (4)	9	150	818	(1,800)
Adjusted OI w/SBC	89,524	86,327	297,162	250,048
Stock-based compensation expense (5)	15,895	18,039	57,088	54,907
Adjusted operating income	$105,419	$104,366	$354,250	$304,955

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
(4)Realignment expenses (income). We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. For the three and nine months ended September 30, 2024, Realignment expenses were primarily associated with the 2023 Program. For the three and nine months ended September 30, 2023, Realignment expenses (income) was associated with the continued wind down of our Russian entities since we exited operations beginning in the second quarter of 2022.
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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$303,239	$(1,100)	$302,139	$270,751	$(569)	$270,182
Perpetual licenses	11,274	(28)	11,246	11,887	(7)	11,880
Subscriptions and licenses	314,513	(1,128)	313,385	282,638	(576)	282,062
Services	20,660	(191)	20,469	23,974	41	24,015
Total revenues	$335,173	$(1,319)	$333,854	$306,612	$(535)	$306,077

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$907,772	$(784)	$906,988	$807,839	$(1,042)	$806,797
Perpetual licenses	31,649	218	31,867	33,152	(9)	33,143
Subscriptions and licenses	939,421	(566)	938,855	840,991	(1,051)	839,940
Services	63,852	(325)	63,527	76,781	37	76,818
Total revenues	$1,003,273	$(891)	$1,002,382	$917,772	$(1,014)	$916,758
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$175,609	$687	$176,296	$162,367	$(98)	$162,269
EMEA	95,343	(1,502)	93,841	86,956	(154)	86,802
APAC	64,221	(504)	63,717	57,289	(283)	57,006
Total revenues	$335,173	$(1,319)	$333,854	$306,612	$(535)	$306,077

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$536,112	$698	$536,810	$489,548	$(254)	$489,294
EMEA	285,922	(2,812)	283,110	263,232	(219)	263,013
APAC	181,239	1,223	182,462	164,992	(541)	164,451
Total revenues	$1,003,273	$(891)	$1,002,382	$917,772	$(1,014)	$916,758
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$44,220	$(86)	$44,134	$42,088	$(38)	$42,050
Cost of services	20,612	(121)	20,491	22,588	(1)	22,587
Total cost of revenues	$64,832	$(207)	$64,625	$64,676	$(39)	$64,637

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$126,870	$(21)	$126,849	$124,175	$(25)	$124,150
Cost of services	62,985	(235)	62,750	74,111	(4)	74,107
Total cost of revenues	$189,855	$(256)	$189,599	$198,286	$(29)	$198,257

Reconciliation of operating expense (income) to operating expense (income) in constant currency:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$70,068	$(15)	$70,053	$65,465	$(76)	$65,389
Selling and marketing	64,940	(75)	64,865	53,757	(16)	53,741
General and administrative	51,359	(52)	51,307	42,678	(19)	42,659
Deferred compensation plan	6,983	—	6,983	(3,160)	—	(3,160)
Amortization of purchased intangibles	8,361	(12)	8,349	9,517	—	9,517
Total operating expenses	$201,711	$(154)	$201,557	$168,257	$(111)	$168,146

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$204,148	$449	$204,597	$203,382	$(3)	$203,379
Selling and marketing	176,455	284	176,739	160,262	46	160,308
General and administrative	152,695	52	152,747	128,743	23	128,766
Deferred compensation plan	13,665	—	13,665	4,763	—	4,763
Amortization of purchased intangibles	25,717	(31)	25,686	29,567	—	29,567
Total operating expenses	$572,680	$754	$573,434	$526,717	$66	$526,783
Liquidity and Capital Resources:
Cash and Cash Equivalents

	September 30, 2024	December 31, 2023
Cash and cash equivalents held domestically	$5,593	$3,693
Cash and cash equivalents held by foreign subsidiaries	66,582	64,719
Total cash and cash equivalents	$72,175	$68,412
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
We believe that cash generated from operations, together with existing cash and cash equivalent balances, and external borrowings including available liquidity under the Credit Facility, will be sufficient to meet our domestic and international working capital and capital expenditure requirements. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure that we have the proper liquidity available in the locations in which it is needed and to fund our operations and growth investments with cash that has not been permanently reinvested outside the U.S. Our future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, including our strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, our rate of revenue growth, the timing and extent of spending on research and development, the expansion of our sales and marketing activities, the timing of new product introductions, market acceptance of our products, competitive factors, our discretionary payments of dividends or repurchases of our Class B common stock and convertible debt, funding of our purchase commitments, currency fluctuations, and overall economic conditions, globally. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of additional debt financing, including convertible debt, would result in additional debt service obligations. Such debt instruments also could introduce new or modified covenants that might restrict our operations and/or our ability to pay dividends, consummate acquisitions, or otherwise pursue our business strategies. We cannot provide assurance that we could obtain additional financing on favorable terms or at all.
Cash Flows Activity

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$353,660	$329,643
Investing activities	(135,680)	(51,245)
Financing activities	(213,218)	(280,019)
Operating Activities
For the nine months ended September 30, 2024, compared to the same period in the prior year, net cash provided by operating activities was higher by $24,017 due to an increase in net income of $37,492 and a net increase in non‑cash adjustments of $30,200, partially offset by a decrease in net cash flows from the change in operating assets and liabilities of $43,675. The decrease in cash flows from the change in operating assets and liabilities was primarily due to the timing of collections on our receivables and a decrease in deferred revenues.
Investing Activities
Net cash used in investing activities was higher by $84,435 for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to higher acquisition related payments of $105,664, partially offset by lower purchases of investments of $10,545 and lower purchases of property and equipment and investment in capitalized software of $10,407. We used available cash and borrowings under our Credit Facility to fund an acquisition in September 2024.
Financing Activities
Net cash used in financing activities was lower by $66,801 for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to lower net paydowns of the Credit Facility of $81,575, partially offset by higher dividend payments of $9,993, primarily due to an increase in our quarterly dividend per share to $0.06 in 2024 from $0.05 in 2023.

Long-Term Debt

	September 30, 2024	December 31, 2023
Current portion of long-term debt	$—	$10,000
Long-term debt	1,418,870	1,518,403
Total debt	$1,418,870	$1,528,403
As of September 30, 2024, we had $732,149 available under the Credit Facility. During the nine months ended September 30, 2024, we made repayments of $140,000 on the senior secured term loan under the Credit Facility. Under the terms of the senior secured term loan, repayments are applied to unpaid quarterly principal installments. There are no remaining required principal installments on the senior secured term loan through the maturity date of November 15, 2025.
We were in compliance with all covenants under the Credit Facility, the 2026 Notes, and the 2027 Notes as of September 30, 2024. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
On October 18, 2024, we entered into the 2024 Credit Facility, which provides us with a $1,300,000 revolving credit facility, including $125,000 in swingline loans and $125,000 in letters of credit. The 2024 Credit Facility also provides us with a $500,000 “accordion” feature to increase the facility in the form of both revolving indebtedness and/or incremental term loans. On October 18, 2024, we used borrowings under the 2024 Credit Facility to repay all indebtedness outstanding under the Credit Facility, including the outstanding senior secured term loan.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors has authorized us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2024 under the Repurchase Program. This authorization under the Repurchase Program expired on June 30, 2024. In March 2024, our Board of Directors approved an extension to the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes from June 30, 2024 through June 30, 2026. We may use available working capital, cash provided by operating activities, and/or external borrowings including available liquidity under our Credit Facility to make repurchases.
During the nine months ended September 30, 2024, we repurchased 912,737 shares for $45,769 under the Repurchase Program. For the nine months ended September 30, 2023, we did not repurchase shares under the Repurchase Program.
The timing, as well as the number and value of shares and/or outstanding convertible senior notes repurchased under the Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including our assessment of the intrinsic value of our shares, the market price of our Class B common stock and outstanding convertible senior notes, general market and economic conditions, available liquidity, compliance with our debt and other agreements, and applicable legal requirements.

Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under our Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the nine months ended September 30, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. During the nine months ended September 30, 2023, we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.06 per share of common stock during the nine months ended September 30, 2024 and $0.05 per share of common stock during the nine months ended September 30, 2023. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.

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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From July 1, 2024 to September 30, 2024, we issued 174,479 shares of our Class B common stock pursuant to the vesting of restricted stock and RSUs.
From July 1, 2024 to September 30, 2024, we issued 2,181,214 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended September 30, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
July 1, 2024 to July 31, 2024	—	$—	—	$200,000,000
August 1, 2024 to August 31, 2024	183,056	45.13	183,056	191,738,298
September 1, 2024 to September 30, 2024	—	—	—	191,738,298
	183,056	45.13	183,056

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in March 2024 that authorizes the repurchase up to $200 million of our Class B common stock and/or outstanding convertible senior notes through June 30, 2026.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On September 6, 2024, Keith A. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 70,725 shares of our Class B common stock. Mr. Bentley’s plan expires on February 15, 2025.
During the three months ended September 30, 2024, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Item 6. Exhibits

Exhibit
Number	Description
10.1
Second Amended and Restated Credit Agreement, dated as of October 18, 2024, by and among Bentley Systems, Incorporated, the lenders party thereto, and PNC Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on October 22, 2024 (File No. 001‑39548) and incorporated herein by reference)

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

Bentley Systems, Incorporated

Date: November 7, 2024	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)