Form 10-K
period 2024-12-31
BENTLEY SYSTEMS INC
filed 2025-02-26
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

FORM 10-K
______________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $6.7 billion based on the closing price reported on the Nasdaq Stock Market LLC on that date. As of February 19, 2025, the registrant had 11,537,627 shares of Class A and 291,565,797 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K to the extent stated herein. The 2025 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2024.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-K

EXPLANATORY NOTE
This Annual Report on Form 10‑K is for the year ended December 31, 2024. This Annual Report on Form 10‑K modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10‑K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10‑K.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K includes forward‑looking statements. All statements contained in this Annual Report on Form 10‑K other than statements of historical facts, including statements regarding our future results of operations and financial condition, our business strategy, and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “could,” “would,” “seeks,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as well as statements regarding our focus for the future, are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations, projections, and assumptions about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10‑K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements. The forward‑looking statements, as well as our Annual Report on Form 10‑K as a whole, are subject to risks and uncertainties.
These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward‑looking statements. We discuss many of these risks in this Annual Report on Form 10‑K in greater detail in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. You should not rely upon forward‑looking statements as predictions of future events.
Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances reflected in the forward‑looking statements will occur. Except as required by law, we undertake no obligation to update any of these forward‑looking statements after the date of this Annual Report on Form 10‑K to conform these statements to actual results or revised expectations.

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
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across professional disciplines, infrastructure sectors, geographies, and the infrastructure lifecycle. Our software enables digital workflows across engineering disciplines, across distributed project teams, and from offices to the field. Moreover, our intelligent digital twin solutions empower our users to achieve sustainable development goals by realizing outcomes that are more sustainable and resilient.
Our users design, build, and operate infrastructure assets across the following sectors:
•Public Works/Utilities, which represents approximately 59% of our sector-attributable annualized recurring revenues (“ARR”)(1)(2), includes roads, rail, bridges, tunnels, airports, and ports; federal, state, and municipal agencies; and networks for electricity, gas, water, wastewater, and communications;
•Resources, which represents approximately 27% of our sector-attributable ARR(1)(2), includes mining, oil and gas “upstream,” offshore, pipelines, environmental management, and renewable energy;
•Industrial, which represents approximately 9% of our sector-attributable ARR(1)(2), includes process and discrete manufacturing, oil and gas “downstream,” and power generation; and
•Commercial/Facilities, which represents approximately 5% of our sector-attributable ARR(1)(2), includes campuses, office buildings, retail facilities, and hospitals.
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

Our Bentley Open engineering applications and Seequent geoprofessional applications are primarily cloud-connected desktop modeling and simulation applications that support the breadth of engineering and geoprofessional disciplines. Bentley Infrastructure Cloud, provided via cloud and hybrid environments, extends enterprise collaboration during project delivery, and helps manage engineering information during operations and maintenance. Bentley Asset Analytics solutions automatically detect and analyze issues to trigger key operational workflows, improving overall asset performance.
Powering these products is our Cesium and iTwin Platform, our cloud‑native technology platform to create, curate, and leverage infrastructure digital twins, which was augmented through the acquisition of Cesium in September 2024. Through our platform, our existing products are becoming increasingly iTwin-enabled to take advantage of digital twin capabilities, and we are developing a new generation of iTwin-native, data-centric applications that leverage artificial intelligence (“AI”) to increase engineering productivity.
The proportions of our revenue generated respectively from Bentley Open engineering applications and Seequent geoprofessional applications for modeling and simulation, and from Bentley Infrastructure Cloud and its principal offerings, are referenced in the diagram below.

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
•OpenSite and OpenSite+, for the planning, 3D design, and documentation of building, residential development, and infrastructure sites;
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
•LEGION, for pedestrian traffic simulation;
•OpenPaths, for multimodal transport network modeling and travel demand forecasting;
•Power Line Systems (“PLS”), for analysis and simulation of overhead electric power transmission lines and their structures;

•RAM, for analysis and simulation of building structural performance;
•SACS, for analysis and simulation of offshore structural performance;
•SPIDA, for analysis and simulation of utility poles and overhead assets; and
•STAAD, for analysis and simulation of structures of all types.
Geoprofessional Applications. Our Seequent applications support modeling and simulation to help geoprofessionals and infrastructure engineers develop a detailed understanding, and take full account of, near and deep subsurface conditions.
These include industry‑leading earth modeling, subsurface‑data management, and geoprofessional team collaboration software and geotechnical products that supplement visible built-asset representations above ground with more probabilistic modeling of subsurface conditions.
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
Bentley Infrastructure Cloud. Our enterprise information systems span the end‑to‑end lifecycle and value chain of the world’s infrastructure, helping engineers to produce higher quality deliverables, contractors to execute better with their supply chain, and owners to maintain a complete and accurate picture of their asset throughout its lifecycle.
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
By unifying data between engineering applications and enterprise systems, Bentley Infrastructure Cloud helps organizations manage their data in a single environment, enabling integrated workflows, improved collaboration, and increased productivity. Data also can be easily enriched throughout the lifecycle. Powered by our platform and infrastructure schemas and thus seamlessly integrating with Bentley Open applications, Bentley Infrastructure Cloud enables better creation, delivery, and ongoing operation of better infrastructure, through complete and evergreen digital twins.
Bentley Asset Analytics. Our asset analytics solutions unlock real-time insights and time-saving automation through AI-powered infrastructure digital twins to optimize asset performance and workflows. These solutions are applied to specific asset types and use cases.
Bentley Asset Analytics solutions include:
•Blyncsy, for inspecting and detecting roadway conditions;
•Bridge Monitoring, for identifying and classifying bridge defects;
•Dam Monitoring, for assessing, monitoring, and analyzing risks to dams; and
•OpenTower iQ, for creating digital twins of cell tower infrastructure.
Cesium and iTwin Platform. Our Cesium and iTwin Platform for developing infrastructure digital twin applications, leveraging our infrastructure schemas, enables users to create and curate cloud‑native 4D/5D digital representations of physical infrastructure assets, incorporating underlying engineering information federated with operational and enterprise data, and then to model, simulate, analyze, synchronize, track, and predict performance over time. Using digital twins, our users can more fully extend digital workflows across the entire infrastructure lifecycle, increasing the value of infrastructure engineers’ work.
The platform was augmented through the acquisition of Cesium in September 2024. Cesium technology is used to develop powerful 3D applications of the land, sea, sky, and space—helping organizations understand their assets, environments, and operations in a 3D geospatial context. The combination of the iTwin Platform and Cesium enables developers to seamlessly align 3D geospatial data with engineering, enterprise, and operational data to create digital twins with astonishing user experiences that scale from vast infrastructure networks to the millimeter-accurate details of individual assets.
Through our platform, we are adding digital twin capabilities to our other offerings to enable users to better leverage data throughout the infrastructure lifecycle. The platform also supports a thriving ecosystem of third‑party developers who use our open‑source tools to develop applications for the built and natural environment. With tens of thousands of developers, Cesium is the de-facto developer platform for 3D geospatial applications. The combination of the iTwin Platform and Cesium provides new opportunities for growth and value creation for this developer ecosystem.
Additionally, some capabilities of the platform are offered as discrete iTwin products. These include:
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
Comprehensiveness of Our Offerings
Our offerings are comprehensive across professional disciplines, infrastructure sectors, geographies, and the infrastructure lifecycle, resulting in what we believe to be durable competitive advantages:
Professional Disciplines. Each infrastructure project requires seamless and deep collaboration among professional disciplines, which can include civil, structural, geotechnical, subsurface, and process engineers; architects; geospatial professionals; city and regional planners; contractors; fabricators; and operations and maintenance engineers. Our open modeling and simulation applications facilitate iterative interactions between disciplines and coordination across project participants. Additionally, we believe our collaboration systems lead the market in managing infrastructure engineering firms’ preferred work-in-progress workflows.
Lifecycle Stages. Both project delivery enterprises and owner‑operators benefit from our software, which enables digital workflows to extend across the infrastructure lifecycle, from design to construction and ultimately asset management. This capability allows our users’ digital engineering models to be leveraged as the context for real-time condition monitoring to achieve better and safer operations and maintenance.
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
The Digital Twins Opportunity
Over our company’s history, as computing capabilities have advanced, the scope of infrastructure engineering software has correspondingly increased. However, project and asset software markets have developed independently from one another and connected digital workflows have not been offered. We believe the advancement from siloed project-specific software including for computer-aided design (CAD) and building information modeling (BIM), and asset-specific software including for geographic information systems (GIS), to unified and “evergreen” infrastructure digital twins will have the effect of merging what have been to date separate market spaces as well as enabling new use cases that were not possible or practical with previous technologies.
We believe that the growing adoption of infrastructure digital twins will serve to overcome the factors that have held back the digital advancement of infrastructure engineering and will facilitate the broader use of engineering data in the operation of infrastructure assets. Moreover, we believe that due to the comprehensiveness of our offerings across the infrastructure lifecycle, infrastructure digital twins and newly enabled digital workflows spanning design, construction, and operations will most particularly benefit our users and enhance our competitiveness.

This includes the increasing use of AI, which represents a paradigm shift for infrastructure sectors, which create massive amounts of data during design, construction, and operations. Infrastructure organizations can leverage AI during the design phase and reuse their data to automate repetitive tasks, such as documentation and annotation, enabling engineers to focus on higher-value activities. For example, Bentley’s OpenSite+, the first engineering application leveraging generative AI for civil site design, includes a design copilot to drive new levels of productivity and accuracy. By applying AI during the operations phase, infrastructure data can be analyzed for deeper insights. For example, Bentley Asset Analytics solutions include AI agents that automatically identify maintenance issues and recommend preventive action, avoiding costly breakdowns or safety hazards.
Our Commercial Offerings
Licensing and Subscriptions
We offer a variety of licensing and subscription options so that users can choose what works best for them, their project, and their organization.
For larger organizations with centralized management of their engineering software portfolio, we offer our Enterprise 365 (“E365”) subscription. Our E365 subscription is an all‑inclusive global consumption‑based plan which provides access to our comprehensive portfolio of solutions with uniform pricing across all countries. E365 subscriptions require a Cloud Services Subscription (“CSS”) (as described below) and are charged to accounts primarily based upon daily usage or elective subscriptions, dependent on product. They are also inclusive of “Success Plans” (described below). Our ProjectWise and AssetWise enterprise collaboration solutions utilized under E365 are charged based on the total number of users within a calendar quarter, or fixed asset bands, respectively. While the majority of our E365 subscriptions revenue is attributed to daily consumption of our applications, E365 subscriptions can contain floors or ceilings on usage charges.
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
CSS streamlines the procurement, administration, and payment process for us and our accounts for cloud offerings, term licenses, and recurring services. Participants in our E365 program use CSS as the funding mechanism for their subscription. At the end of 2024, accounts representing approximately 60% of our total ARR(1) had chosen to institute, for licensing of our software, our commercial models eligible under CSS.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR.

Success Plans and Services
For enterprise accounts, we have transitioned from a traditional paradigm of on‑demand technical support, and professional services contracted episodically, to instead delivering proactive and continuous engagement with users and accounts through “Success Plans.” Success Plans are designed with business outcomes in mind, ensuring that accounts receive the best results from our software. Working collaboratively with our accounts, approximately 800 colleagues, most with domain experience and credentials in infrastructure engineering, deliver Success Plans through structured engagements based on explicit and standardized “Success Blueprints” that include virtual or in‑person engagements with subject matter experts. Success Plans, based on allotted credits toward multiple Success Blueprints per calendar quarter, are bundled into our E365 subscription.
We also offer specialized asset performance services, including through our Cohesive business (described in more detail below), primarily to accounts that use IBM Maximo and our AssetWise solutions for infrastructure asset operations and maintenance.
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
•Accretion in SMBs: New business from SMB accounts, including from hundreds of new “logos” each quarter, has become a substantial contributor to our overall ARR growth(1), and we are encouraged to continue investment in our Virtuosity business and e‑store. Development and deployment of a “low touch” and ultimately “no touch” digital experience will enable this business to further scale and align with the market potential; and
•Catalyzing the Infrastructure Digital Twin Ecosystem: While engineering services firms (which make up approximately half of our existing business) agree that digital twins are fundamental to the evolution of infrastructure engineering, they tend to lack firsthand experience of introducing data‑centric offerings to owner‑operators or examples of successful business models. Our asset performance services, including our Cohesive business, which implements IBM Maximo globally, represent our own “digital integrator” capabilities to prove business models that we can subsequently impart to engineering services firms, accelerating the adoption of infrastructure digital twin solutions.
Our Accounts
We provide our software solutions to over 41,000 accounts in 189 countries worldwide. Our revenues are balanced and diversified between engineering and construction contracting firms who work together to deliver the design and construction of capital projects (representing 51%, 50%, and 50% of our 2024, 2023, and 2022 total revenues, respectively), and their clients, the world’s public and private infrastructure asset owners and operators (representing 49%, 50%, and 50% of our 2024, 2023, and 2022 total revenues, respectively).
We bring our offerings to market primarily through direct sales channels, including through our account managers and our Virtuosity inside sales colleagues and e‑store, which generated approximately 93% of our 2024 total revenues. We also rely on specialist channel partners in geographic regions where we do not currently have a meaningful presence or where, for some of our offerings, direct sales efforts are less economically feasible. Channel partners accounted for approximately 7% of our 2024 total revenues.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR growth rate.

We do not have material account concentration. No account, including any group of accounts under common control or accounts that are affiliates of each other, represented more than 2% of our total revenues in 2024, 2023, or 2022.
Our Acquisitions
Since our founding, we have purposefully pursued a strategy of regularly acquiring and integrating specialized infrastructure engineering software businesses, including 12 acquisitions over the past three years. Most acquired products had already been interfacing with our platform prior to acquisition, and our acquisition purpose is typically to improve their technical and commercial integration.
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
Our relatively numerous and frequent programmatic acquisitions, which most often “fill white space” within our ecosystem, add their value principally by enhancing our platform comprehensiveness, and accordingly we consider this programmatic aspect of our growth as characteristically within our mainstream business performance (unlike platform acquisitions). Our average historical ARR growth rate(1) from programmatic acquisitions over the past three years has been less than 1% measured on a constant currency basis.
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

•our key competitors in asset performance systems include Aspen Technology, Inc., the AVEVA unit of Schneider Electric, Esri, and GE Vernova.
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
Our Intellectual Property
We believe that the success of our business depends more on the quality of our proprietary software, technology, processes, and domain expertise than on copyrights, patents, trademarks, and trade secrets. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position depends primarily on obtaining legal protection for our software and technology. Instead, we believe that our competitive position depends primarily on our ability to maintain a leadership position by developing innovative proprietary software, technology, information, processes, and know‑how. Nevertheless, we rely on a combination of copyrights, patents, trademarks, and trade secrets in the U.S. and other jurisdictions to secure our intellectual property, and we use contractual provisions and non‑disclosure agreements to protect it. In addition, from time to time we enter into collaboration arrangements and in‑bound licensing agreements with third parties, including certain of our competitors, in order to expand the functionality and interoperability of our software solutions. We are not substantially dependent upon any one of these arrangements, and we are not obligated to pay any material royalty or license fees with respect to them.
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

To innovate and increase our strategic position, our software developers are incentivized to alert our internal patent committee to innovations that might be patentable or of strategic value. We also plan to assess appropriate occasions for seeking patent and other intellectual property protections for aspects of our technology and solutions that we believe constitute innovations providing significant competitive advantages, both domestically and outside of the U.S.
Despite the foregoing, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged by third parties. Moreover, the laws and enforcement of the laws of various foreign countries where our products are licensed do not protect our intellectual property rights to the same extent as U.S. laws. Enforcement of intellectual property rights against alleged infringers could lead to costly litigation and counterclaims, and our inability or perceived inability to protect our proprietary information could harm our business. While we have recovered some revenue resulting from the unauthorized use of our software solutions, we are unable to measure the full extent to which unauthorized use of our software products exists.
Our Production and Suppliers
Our principal supplier of cloud services is Microsoft, with whom we have entered into a multi-year contract for a committed level of expenditures for Azure. We added Google Cloud as a cloud service provider in 2024 to expand our delivery capabilities and optimize costs.
Environmental, Social, and Governance
In 2024, we continued to build upon our strong commitment to sustainability with an emphasis on goal setting aligned with leading standards and continually improving our reporting. In the fourth year of our formal Environmental, Social, and Governance (“ESG”) strategy, we continued our regular engagement with stakeholders to solicit feedback on our Impact Report. Our greatest opportunity for impact is through the products and services we provide that empower our users to achieve the United Nations’ Sustainable Development Goals. Our global colleagues are our greatest asset, and our impact is fueled by their passion and determination. We have a responsibility to support the success and wellbeing of our colleagues. We also have a passion for supporting the communities where we work and operate, through our Bentley Education and Bentley Giving programs. We are committed to helping prepare the next generation of infrastructure professionals to realize our vision of a better and more resilient future. Our impact strategy is rooted in our passion for advancing infrastructure challenges by enabling the building of a better world.
The four pillars of this strategy include:
•Handprint. The ways in which we empower our users to design, build, and operate sustainable infrastructure and collaborate across enterprises to create a better and more resilient future for all;
•Environmental. The actions we are taking to minimize environmental impacts across the business by closely managing, monitoring, and improving our operations;
•Social. The programs and processes that foster an inclusive culture where our colleagues and communities can thrive and do the best work of their careers, as well as the ways we are helping to grow the pipeline of infrastructure engineers through education, recruitment, and community engagement; and
•Governance. Our approach to effective governance is to ensure the highest level of accountability and compliance rigor.
We look forward to sharing updates for our full year 2024 performance in our next Impact Report, scheduled to be published in the second quarter of 2025. To learn more, visit our ESG website at www.bentley.com/company/esg-overview/. The information posted on this website is not incorporated into this Annual Report on Form 10‑K.

Human Capital Management
Our colleagues are a key success factor in driving our continued growth. Our talent strategy focuses on creating an enriching colleague experience through an inclusive and engaging culture in which colleagues can develop their career while making a positive impact by advancing the world’s infrastructure.
As of December 31, 2024, we had approximately 5,500 full‑time colleagues globally, including approximately 2,200 in the Americas (the U.S., Canada, and Latin America, including the Caribbean); approximately 1,500 in Europe, the Middle East, and Africa (“EMEA”); and approximately 1,800 in Asia‑Pacific (“APAC”). None of our full‑time U.S. colleagues are unionized. Outside the U.S., a small overall portion of our colleagues in certain countries are represented by a colleague representative organization, such as a union or colleague association. Our colleagues bring nearly 70 languages to fulfill the needs of our globally dispersed accounts and users. Our colleagues are highly qualified with an average of six years of total service and advanced academic credentials, including 150 doctoral degrees and over 1,400 master’s‑level degrees.
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
Professional Development
With enhanced capacity to collaborate virtually, colleagues can grow their careers no matter where they are located. We empower colleagues with learning and development resources to support their continuous growth as individual contributors, team managers, or organization leaders. We offer live classroom learning, curated learning pathways, and open access to a powerful learning platform. We also focus on developing the personal and professional skills of our leaders. Our Leadership Excellence and Development (LEAD) program provides leaders with the necessary toolkit to effectively guide their teams while developing Bentley core competencies and a “One Bentley” mindset.

Belonging and Inclusion
We are a global company with colleagues of different cultures, backgrounds, and perspectives based in more than 45 countries worldwide and speaking nearly 70 languages. We strive to build a culture where all colleagues feel a sense of belonging so that they can fully realize their potential and produce their best work.
Our executive management are key partners in providing access to resources and our leadership team by acting as executive sponsors for our colleague resource groups. Our Inclusion, Diversity, and Equity Alliance (“IDEA”) program includes colleague-led resource groups that empower their members to join peers from across the business and the globe to foster belonging and inclusion. The six resource groups – IDEA India, OpenAbilities, OpenPride, People of Color in the U.S., Veterans and Military Families at Bentley, and Women at Bentley – provide a safe space for colleagues to engage in open conversation, propose positive changes, and build a sense of community.
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
Approximately 58% of our total revenues were from outside the U.S. for the years ended December 31, 2024, 2023, and 2022. We anticipate that revenues from accounts outside the U.S. will continue to comprise a majority of our total revenues for the foreseeable future.
Our international revenues, including from emerging economies, are subject to general economic and political conditions in foreign markets and our revenues are impacted by the relative geographical and country mix of our revenues over time. These factors could adversely impact our international revenues and, consequently, our business. Our dependency on international revenues also makes us more exposed to global economic and political trends, which can negatively impact our financial results. Further, our operations outside the U.S. are subject to legal, regulatory, social, political, economic, and other risks inherent in international business operations, including, without limitation, local product preference and product requirements, trade protection measures, sanctions, quotas, embargoes, import and export licensing requirements, duties, tariffs or surcharges and more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information.

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
Approximately 18% of our total revenues for the years ended December 31, 2024, 2023, and 2022 relate to infrastructure projects in APAC, including China. We cannot assure you that spending in these countries on infrastructure projects will continue at historical levels or increase in the future, or that demand for our software solutions in APAC in general will not be negatively affected by reductions in spending or other limitations.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We sell our solutions in 189 countries, primarily through a direct sales force located throughout the world. Approximately 58% of our total revenues were from outside the U.S. for the years ended December 31, 2024, 2023, and 2022. As we continue to expand our presence in international regions, the portion of our revenues, expenses, cash, accounts receivable, and payment obligations denominated in foreign currencies continues to increase. Further, we anticipate that revenues from accounts outside of the U.S. will continue to comprise the majority of our total revenues for the foreseeable future.
Because of our international activities, we have revenues, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. For the years ended December 31, 2024, 2023, and 2022, 34%, 35%, and 36%, respectively, of our total revenues were denominated in a currency other than the U.S. dollar. As a result, we are subject to currency exchange risk. Our revenues and results of operations are adversely affected when the U.S. dollar strengthens relative to other currencies and are positively affected when the U.S. dollar weakens. As a result, changes in currency exchange rates will affect our financial condition, results of operations, and cash flows. In the event that there are economic declines in countries in which we conduct transactions, the resulting changes in currency exchange rates may affect our financial condition, results of operations, and cash flows. We are most impacted by movements in and among the euro, British pound, Canadian dollar, Australian dollar, Chinese yuan renminbi, and New Zealand dollar. For example, the Chinese yuan renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably, due to changes in foreign exchange for a wide variety of reasons, including actions instituted by China. Because of changes in trade between the U.S. and China, and renminbi internationalization, China may in the future announce further changes to the exchange rate system, and we cannot assure you that the renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future.
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
Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 96% and 95% of those balances held outside of the U.S. as of December 31, 2024 and 2023, respectively. Cash repatriation restrictions may limit our ability to repatriate cash held by our foreign subsidiaries. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. As a result, we may be required to seek sources of cash to fund our operations, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.
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
Sales through our global network of independent regional channel partners accounted for 7%, 8%, and 8% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. These channel partners sell our software solutions in geographic regions where we do not have a meaningful presence, and in niche markets where they have specialized industry and technical knowledge. Where we rely on channel partners, we may have reduced contact with ultimate users that purchase through such channel partners, thereby making it more difficult to establish brand awareness, ensure proper installation, service ongoing requirements, estimate demand, and respond to the evolving needs of an account. Any of our channel partners may choose to terminate its relationship with us at any time. As a result, our ability to service the ultimate users who were interfacing with that channel partner may take time to develop as we divert resources to service those users directly or find a suitable alternative channel partner to continue the relationship. Any disruption in service may damage our reputation and business. In addition, our channel partners may be unable to meet their payment obligations to us, which would have a negative impact on our results of operations and revenues. Our channel partners may also not have loyalty to our brand and therefore may not be particularly motivated to sell our software solutions or services.

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
We incorporate artificial intelligence and machine learning (collectively “AI” herein this item) into our software solutions and offerings, and challenges with properly managing its use could result in reputational harm, or liability, and adversely affect our operations.
As a global software and service provider, we are increasingly building AI into many of our software solutions and offerings. We expect to rely on the responsible use of AI technologies to help drive future growth in our business but there can be no assurance that we will realize the anticipated growth or benefits from AI. As with many innovations, there may be slow adoption, regulatory challenges, or we may fail to appropriately implement and market our AI solutions.
AI is becoming an increasingly regulated space with a number of jurisdictions having proposed or enacted laws concerning AI. Against this regulatory backdrop, our offerings based on AI may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. Further, research and development associated with our AI offerings may be impacted by the increasingly complex regulatory landscape by increasing the burdens and costs associated with research and development.
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
Increasingly regulatory focus on privacy, data protection, cross-border data flows, and information security issues, and new and expanding laws may apply to our business and non‑compliance with such rules may limit the use and adoption of our services, adversely affect our business, or expose us to increased liability.
As a global software and service provider, we collect and process personal data and other data from our users and prospective users. We use this information to provide solutions and applications to our accounts, to validate user identity, to fulfill contractual duties and administer billing and support, to expand and improve our business, and to communicate and recommend products and services through our marketing and advertising efforts. We may also share accounts’ personal data with certain third parties as described in the privacy statement provided to each account. We may also share accounts’ personal data with certain third parties as described in the privacy statement provided to each account. Further, we collect and otherwise process personal data of our global employees and contractors.

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
Globally, laws such as the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”) and the Personal Information Protection Law (the “PIPL”) in China have been enacted, and numerous other countries have proposed or have enacted laws concerning privacy, data protection, data sovereignty, and information security; these laws impose obligations directly on us as both a data controller and a data processor, as well as on many of our users. In addition, new and emerging state laws in the U.S. governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and numerous laws in other states, many of which provide for obligations similar to the CCPA and CPRA, have been enacted. These laws and regulations, as well as industry self-regulatory codes, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation.
Although, we monitor the regulatory environment and have invested in addressing these developments, operating in an increasingly complex regulatory landscape may impact our innovation and business drivers in developing new and emerging technologies (e.g., AI). Globally, these and other requirements are causing increased scrutiny amongst users, particularly in the public sector and highly regulated industries, which could restrict the use and adoption of our solutions and applications (in particular cloud services). Further, these developments may require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our users’ ability to offer our services in certain locations, to deploy our solutions, or to derive insights from user data globally.
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
Furthermore, concerns regarding privacy, data protection, cross-border data flows, and information security may cause our accounts’ customers to resist providing the data necessary to allow our accounts to use our services effectively. Even the perception that the privacy of data is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our software solutions or services, and could limit adoption of our cloud‑based solutions.
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

We are subject to governmental sanctions compliance, and export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
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
Our second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”), contains certain restrictive covenants that limit our ability to, among other things, incur indebtedness other than amounts under the Credit Facility and specified baskets, incur additional liens, merge or consolidate with other companies or consummate certain changes of control, enter into new lines of business, pay dividends to our stockholders, repurchase our common stock and outstanding indebtedness, make investments in and acquire other businesses, and transfer or dispose of assets. In certain circumstances, the agreement governing the Credit Facility may also limit our ability to transfer cash among our subsidiaries and between us and our subsidiaries, including our foreign subsidiaries. It also contains certain financial covenants, including a covenant requiring us not to permit the net senior secured leverage ratio to exceed 3.00 to 1.00 and a covenant requiring the fixed charge coverage ratio for any period of four consecutive fiscal quarters to not be less than 3.00 to 1.00, and financial reporting requirements. Borrowings under the Credit Facility are secured by a first priority security interest in substantially all of our U.S. assets and 65% of the stock of our and certain of our subsidiaries’ foreign subsidiaries.
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
In addition, there is no guarantee that we will be able to generate sufficient cash flows or revenues to meet these financial covenants or pay the principal and interest on any debt. Furthermore, there is no guarantee that future working capital, borrowings, or equity financing will be available to repay or refinance any debt. Any inability to make scheduled payments or meet the financial covenants in the agreement governing the Credit Facility would adversely affect our business.
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
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flows from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any future indebtedness we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital, or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
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
The conversion of some or all of the 2026 Notes and/or the 2027 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2026 Notes and/or the 2027 Notes. Any sales in the public market of the Class B common stock issuable upon such conversion could adversely affect prevailing market prices of our Class B common stock. In addition, the existence of the 2026 Notes and 2027 Notes may encourage short selling by market participants because the conversion of the 2026 Notes and/or the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes and/or the 2027 Notes into shares of our Class B common stock could depress the price of our Class B common stock. As of December 31, 2024, without giving effect to any potential adjustments to the conversion rate set forth in the indenture or any limits on conversion, and assuming our Class B common stock is trading at or above $64.13 per share for the 2026 Notes and $83.23 per share for the 2027 Notes, 10,725,557 and 6,908,567 shares of our Class B common stock would be issuable upon a full conversion of the 2026 Notes and 2027 Notes, respectively.
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
Our Class A common stock has 29 votes per share, and our Class B common stock, which is the class of common stock that is issuable upon conversion of the 2026 Notes and 2027 Notes, and is the only class that is publicly traded and listed, has one vote per share. The beneficial owners of our Class A common stock together hold approximately 53.5% of the voting power of our outstanding common stock as of December 31, 2024. Moreover, as a result of the 29 to one voting ratio between our Class A and Class B common stock, the Bentley Control Group controls and will continue to control a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval, subject to the occurrence of certain events that would reduce the voting power of our Class A common stock or cause the conversion thereof. This concentrated control will limit or preclude stockholders’ ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The Bentley Control Group may also have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to such other stockholders’ interests.

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
In doing so, our Information Security Team, which is comprised of dedicated privacy and security professionals and run by our Chief Information Security Officer (“CISO”), stays abreast of security industry and threat trends and regularly seeks to improve our cybersecurity risk management program. Our executive leadership team, with input and guidance from our CISO, is responsible for our overall enterprise risk management system and processes, and regularly considers cybersecurity risks in the context of other material risks to the Company. Our CISO, who has over 15 years’ experience in cybersecurity and 30 years’ experience in software engineering, design, and development, has been with the Company for more than ten years and has helped grow the Company’s Information Security Team into its current mature form.
As part of our overall cybersecurity strategy, as and when we detect cybersecurity threats, our Information Security Team documents the relevant incident details, assesses the impact and severity of it, identifies the root cause and corrective actions, and communicates the incident to our CISO and any other relevant parties as needed. We also seek to address cybersecurity risks associated with our third-party vendors by making our Information Security Team a key part of relevant vendor onboarding, whereby we conduct comprehensive risk assessments of such vendors’ cybersecurity policies and practices. When necessary, we utilize third party auditors and consultants to assess third-party cybersecurity risks, and we consult with outside counsel as appropriate, including on materiality analysis and disclosure matters. Our senior management makes the final materiality determinations and disclosure and other compliance decisions.

Our full Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, and, in conjunction with the Audit Committee, the related effects, if any, on financial reporting and internal controls. Our Chief Information Security Officer, Chief Technology Officer, and Chief Legal Officer regularly update the Board of Directors on the Company’s cybersecurity risk profile and incidents, if any, and our overall cybersecurity strategy and process improvements, including the results of “tabletop” exercises, as well as the Company’s insurance coverages and related matters.
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
Item 2. Properties
Our corporate headquarters are located in Exton, Pennsylvania and consist of approximately 91,000 square feet of office space, of which we own approximately 76,000 square feet. We lease the remaining approximate 15,000 square feet of headquarters space, which expires in 2025. Our headquarters accommodates our principal software engineering, sales, marketing professional services, and administrative activities. In addition to our headquarters, we own one other location in India, which is used for office space, that consists of approximately 31,000 square feet. We lease facilities in an additional 108 locations in the U.S. and internationally through our foreign subsidiaries. See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for more information about our lease commitments.
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
Stockholders
As of January 31, 2025, there were 15 holders of record of our Class A common stock and 2,195 holders of record of our Class B common stock. Because many of our shares of Class B common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of Class B stockholders represented by the record holders.
Dividend Policy
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.06 per share of common stock during the year ended December 31, 2024, $0.05 per share of common stock during the year ended December 31, 2023, and $0.03 per share of common stock during the year ended December 31, 2022. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 12 of this Annual Report on Form 10‑K.
Recent Sales of Unregistered Equity Securities
From October 1, 2024 to December 31, 2024, we issued 52,568 shares of our Class B common stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”).
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

Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended December 31, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
October 1, 2024 to October 31, 2024	—	$—	—	$191,738,298
November 1, 2024 to November 30, 2024	379,996	48.90	379,996	173,154,860
December 1, 2024 to December 31, 2024	—	—	—	173,154,860
	379,996	48.90	379,996

(1)Represents shares purchased in open‑market transactions under the repurchase program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in March 2024 that authorizes the repurchase of up to $200 million of our Class B common stock and/or outstanding convertible senior notes through June 30, 2026.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10‑K. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10‑K. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10‑K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
Executive Summary:
•Total revenues were $1,353,095 for the year ended December 31, 2024, up 10.1% or 10.3% on a constant currency basis(1) compared to the prior year;
•Subscriptions revenues were $1,223,362 for the year ended December 31, 2024, up 13.2% or 13.4% on a constant currency basis(1) compared to the prior year;
•ARR(2) was $1,283,256 as of December 31, 2024, compared to $1,174,774 as of December 31, 2023, representing a constant currency(1) ARR growth rate(2) of 12%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 110% as of December 31, 2024, compared to 109% as of December 31, 2023;
•Operating income was $302,150 for the year ended December 31, 2024, compared to $230,542 for the prior year;
•Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”)(1) was $372,222 for the year ended December 31, 2024, compared to $324,677 for the prior year; and
•Cash flows from operations was $435,292 for the year ended December 31, 2024, compared to $416,696 for the prior year.

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

Results of Operations:
Impact of Foreign Currency
Our results of operations have been, and in the future will be, affected by changes in foreign currency exchange rates. For the years ended December 31, 2024, 2023, and 2022, approximately 34%, 35%, and 36%, respectively, of our total revenues and 42%, 45%, and 46%, respectively, of our total operating expenses were denominated in a currency other than the U.S. dollar including most significantly: euros, British pounds, Canadian dollars, Australian dollars, Chinese yuan renminbi, and New Zealand dollars. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure.
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
Revenues
We generate revenues from subscriptions, perpetual licenses, and services. Our total revenues are diversified by account type, size, and geography. Our sources of revenue growth, excluding the impact from acquisitions, primarily come from additional subscriptions revenues from existing accounts using the same products and represent the majority of our revenue growth, additional subscriptions revenues from existing accounts using new products, and subscriptions revenues from new accounts. We believe that we have a loyal account base, with over 70% of our total revenues for the years ended December 31, 2024, 2023, and 2022 generated from organizations that have been our accounts for over ten years.
In addition to our results of operations discussed below, the following is supplemental data of our revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2024	2023	2022
Revenues from:
Direct sales channels	93%	92%	92%
Indirect channel partners	7%	8%	8%

Revenues from:
Subscriptions	90%	88%	87%
Recurring services	1%	1%	2%
Total recurring revenues	91%	89%	89%
Perpetual licenses and other services	9%	11%	11%

Largest account represents no more than	2%	2%	2%
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

Consolidated Revenues

				% Change		% Change
				2023 to 2024		2022 to 2023
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2024	2023	2022	%	%(1)	%	%(1)
Subscriptions	$1,223,362	$1,080,307	$960,220	13.2%	13.4%	12.5%	12.5%
Perpetual licenses	45,961	46,038	43,377	(0.2%)	0.5%	6.1%	7.3%
Subscriptions and licenses	1,269,323	1,126,345	1,003,597	12.7%	12.9%	12.2%	12.3%
Services	83,772	102,068	95,485	(17.9%)	(18.2%)	6.9%	7.5%
Total revenues	$1,353,095	$1,228,413	$1,099,082	10.1%	10.3%	11.8%	11.9%

(1)Constant currency is a non‑GAAP financial measure. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the year ended December 31, 2024 was driven by an increase in subscriptions revenues, partially offset by decreases in services revenues.
Subscriptions. For the year ended December 31, 2024, the increase in subscriptions revenues was primarily driven by improvements in our business performance of $143,055 ($144,846 on a constant currency basis). Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the year ended December 31, 2024, the improvements in business performance were primarily driven by expansion from accounts with revenues in the prior period (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the year ended December 31, 2024 were led by our engineering applications, followed by Seequent geoprofessional applications, and our Bentley Infrastructure Cloud for project delivery.
Perpetual licenses. For the year ended December 31, 2024, perpetual licenses revenues were flat compared to the prior year.
Services. For the year ended December 31, 2024, the decrease in services revenues was driven by a decline in our business performance of $18,296 ($18,526 on a constant currency basis), driven primarily from weakness in Maximo-related work within our digital integrator, Cohesive.
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

				% Change		% Change
				2023 to 2024		2022 to 2023
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2024	2023	2022	%	%(1)	%	%(1)
Americas	$717,002	$650,926	$584,794	10.2%	10.5%	11.3%	11.4%
EMEA	388,384	353,550	312,804	9.9%	9.1%	13.0%	12.1%
APAC	247,709	223,937	201,484	10.6%	11.8%	11.1%	13.0%
Total revenues	$1,353,095	$1,228,413	$1,099,082	10.1%	10.3%	11.8%	11.9%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.

Americas. For the year ended December 31, 2024, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $66,076 ($68,067 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S., partially offset by a decline in services revenues.
EMEA. For the year ended December 31, 2024, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $34,834 ($32,195 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom (“U.K.”), the Middle East, and Africa, partially offset by a decline in services revenues.
APAC. For the year ended December 31, 2024, the increase in revenues from APAC was primarily driven by improvements in our business performance of $23,772 ($26,308 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2024 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia, Southeast Asia, and India, partially offset by declines of our subscriptions revenues from existing accounts in China.
The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.
Cost of Revenues and Operating Expenses
Headcount-Related Costs
For the years ended December 31, 2024, 2023, and 2022, approximately 80% of our aggregate cost of revenues, research and development, selling and marketing, and general and administrative expenses were represented by what we refer to herein as “headcount‑related” costs. These costs primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment of our colleagues, and third‑party personnel expenses and related overhead. Our headcount‑related costs are variable in nature. We actively manage these costs to align to our trending run rate of revenue performance, with the objective of enhancing visibility and predictability of resulting operating profit margins.
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve our accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in AI in product development (the “2023 Program”). The realignment program resulted in realignment costs of $847 and $12,579 for the years ended December 31, 2024 and 2023, respectively, which represent termination benefits for colleagues whose roles were impacted (less than five percent of total headcount). See Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. The realignment program activities have been broadly implemented across our various businesses, which were substantially completed by the end of the second quarter of 2024, and payment of termination benefits were completed as of December 31, 2024. The impact of the realignment program on headcount-related costs for the year ended December 31, 2024 and 2023 is included in our discussion below.

Cost of Revenues

				% Change		% Change
				2023 to 2024		2022 to 2023
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2024	2023	2022	%	%(1)	%	%(1)
Cost of subscriptions and licenses	$173,340	$169,406	$147,578	2.3%	2.4%	14.8%	15.1%
Cost of services	84,427	96,677	89,435	(12.7%)	(12.8%)	8.1%	9.0%
Total cost of revenues	$257,767	$266,083	$237,013	(3.1%)	(3.1%)	12.3%	12.8%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. Cost of subscriptions and licenses expenses primarily include headcount‑related costs, as well as cloud‑related costs incurred for servicing our accounts using cloud provisioned solutions and our license administration platform. Cost of subscriptions and licenses expenses also include channel partner compensation for providing sales coverage to users, depreciation of property and equipment, amortization of capitalized software costs associated with servicing software subscriptions and our Accelerated Commercial Development Program (“ACDP”), and amortization of intangible assets associated with acquired software and technology.
For the year ended December 31, 2024, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in cloud‑related costs of $10,859. Partially offsetting this increase was lower amortization of capitalized costs under our ACDP of $3,983 as compared to the prior year and lower headcount‑related costs of $2,090 primarily due to lower stock‑based compensation expense.
Cost of services. Cost of services expenses primarily include headcount‑related costs, as well as depreciation of property and equipment and amortization of capitalized software costs used for providing training, implementation, configuration, and customization services to accounts.
For the year ended December 31, 2024, on a constant currency basis, cost of services expenses decreased primarily due to a decrease in headcount‑related costs of $12,514, mainly due to a reduction in third‑party personnel costs.

Operating Expenses

				% Change		% Change
				2023 to 2024		2022 to 2023
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2024	2023	2022	%	%(1)	%	%(1)
Research and development	$281,247	$274,619	$257,856	2.4%	2.7%	6.5%	7.5%
Selling and marketing	255,177	224,336	195,622	13.7%	14.1%	14.7%	14.9%
General and administrative	210,374	180,738	174,647	16.4%	16.5%	3.5%	3.6%
Deferred compensation plan	12,382	13,580	(15,782)	(8.8%)	(8.8%)	NM	NM
Amortization of purchased intangibles	33,998	38,515	41,114	(11.7%)	(11.8%)	(6.3%)	(6.3%)
Total operating expenses	$793,178	$731,788	$653,457	8.4%	8.6%	12.0%	12.5%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our prior definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. Research and development expenses primarily consist of headcount‑related costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached, which is generally shortly before the release of such products. Our research and development roadmap balances technology advances and new offerings with continuous enhancements to existing offerings. Our allocation of research and development resources is based on a cost‑benefit analysis of acquiring available technology in the marketplace versus developing our own solutions. We anticipate that we will continue to make substantial investments in research and development because we believe the infrastructure engineering software market presents compelling opportunities for the application of new technologies that advance our current solutions.
For the year ended December 31, 2024, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of $9,513, mainly due to an increase in annual and other compensation costs. Offsetting the increase in headcount‑related costs were $4,995 of realignment expenses related to the 2023 Program recorded during the year ended December 31, 2023.
For the year ended December 31, 2024, our research and development headcount‑related costs reflect run‑rate savings associated with the 2023 Program, which we initiated during the fourth quarter of 2023. While most of the realignment actions were completed at the beginning of 2024, our reinvestment of these run‑rate savings into priority investment areas, such as AI in product development, was not fully realized until the third quarter of 2024.
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
For the year ended December 31, 2024, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $23,408, mainly due to an increase in annual and other compensation costs, and an increase in third-party personnel costs primarily related to our marketing activities. Additionally, selling and marketing expenses further increased due to an increase in promotional costs of $5,449.

General and administrative. General and administrative expenses primarily include headcount‑related costs for our finance, human resources, and legal functions, as well as professional fees for legal and accounting services. General and administrative expenses also include acquisition costs, which consist of costs related to legal, accounting, valuation, insurance, and other consulting and transaction fees. Acquisition costs may drive fluctuations in general and administrative expenses depending on the timing of business combinations.
For the year ended December 31, 2024, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $11,048, mainly due to an increase in annual and other compensation costs, and to a lesser extent, higher charitable contributions focusing on education and sustainability of $4,143 and higher expense associated with non‑income related taxes of $3,585. Additionally, during the year ended December 31, 2024, we recognized approximately $10,300 of costs associated with our internal-use software implementations, as well as approximately $2,200 of other corporate initiatives expenses. Partially offsetting these increases were lower acquisition costs of $4,276.
Deferred compensation plan. Deferred compensation plan reflects the expense (income) recorded related to changes in deferred compensation plan liabilities, which are marked to market at the end of each reporting period.
For the year ended December 31, 2024, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. Amortization of purchased intangibles includes the amortization of acquired non‑product related intangible assets, primarily customer relationships, trademarks, and non‑compete agreements recorded in connection with completed acquisitions.
For the year ended December 31, 2024, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to prior years.
Interest Expense, Net

				% Change
	Year Ended December 31,			2023	2022
	2024	2023	2022	to 2024	to 2023
Interest expense	$(24,774)	$(41,331)	$(35,056)	(40.1%)	17.9%
Interest income	2,730	1,538	421	77.5%	NM
Interest expense, net	$(22,044)	$(39,793)	$(34,635)	(44.6%)	14.9%

Percentage changes that are considered not meaningful are denoted with NM.
Interest expense, net primarily represents interest associated with credit facility borrowings, the 2026 Notes, the 2027 Notes, amortization of deferred debt issuance costs, and interest income from our investments in money market funds. The majority of our debt is protected from rising interest rates, through either very low fixed coupon interest on our convertible notes or our $200,000 interest rate swap, which expires in 2030.
For the year ended December 31, 2024, interest expense, net decreased primarily due to lower weighted average debt outstanding, as compared to the prior year, mainly related to the continued pay down of our revolving loan borrowings, and repayments of our senior secured term loan during 2024 under our amended and restated credit agreement, entered into on December 19, 2017 (the “2017 Credit Facility”).

Other Income (Expense), Net

	Year Ended December 31,
	2024	2023	2022
Gain (loss) from:
Change in fair value of interest rate swap	$10	$(5,038)	$27,083
Foreign exchange (1)	939	2,497	(9,901)
Sale of aircraft	—	—	2,029
Change in fair value of acquisition contingent consideration	—	—	1,427
Receipts related to interest rate swap	9,309	8,803	1,947
Other income (expense), net (2)	2,691	(13,484)	1,713
Total other income (expense), net	$12,949	$(7,222)	$24,298

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other income (expense), net for the year ended December 31, 2023 includes investment impairment and other charges of $(16,988), partially offset by gains on investments of $2,360.
Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2024	2023	2022
Income before income taxes	$293,055	$183,527	$198,275
Provision (benefit) for income taxes	$58,726	$(143,241)	$21,283
Effective tax rate	20.0%	(78.0)%	10.7%
Provision (benefit) for income taxes includes the aggregate consolidated income tax expense for U.S. domestic and foreign income taxes.
For the year ended December 31, 2024, the effective tax rate was higher as compared to the year ended December 31, 2023 primarily due to the discrete tax benefit recognized as a result of the internal legal entity restructuring during the fourth quarter of 2023 described below, as well as a decrease in discrete tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, partially offset by the decrease in the adverse effective tax rate impact of the net tax on foreign earnings. The decrease in net tax on foreign earnings is primarily related to increased foreign creditable taxes available to reduce the net impact of the U.S. Global Intangible Low‑Taxed Income (“GILTI”) inclusion. For the years ended December 31, 2024 and 2023, we recorded discrete tax benefits of $5,583 and $14,648, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
During the fourth quarter of 2023, we recognized a net discrete income tax benefit of $170,784 attributable to internal legal entity restructuring and related intra-entity transactions as part of our continuing efforts to align intellectual property ownership with our business operating model. These transactions resulted in the recognition of deferred tax benefits arising from the net increase in deferred tax assets related to intangibles and goodwill of $171,622. As of December 31, 2023, the deferred tax assets represented the undiscounted future anticipated cash tax impacts of basis differences, which were expected to be realized through tax amortization over the next 13 years, beginning in 2024. See Note 16 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information.

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

	December 31,
	2024	2023	2022
ARR	$1,283,256	$1,174,774	$1,036,548
Last twelve-months recurring revenues	$1,238,004	$1,096,677	$978,024
Twelve-months ended constant currency (1):
ARR growth rate	12%	12.5%	15%
Account retention rate	99%	98%	98%
Recurring revenues dollar-based net retention rate	110%	109%	110%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 50%, 47%, and 43% as of December 31, 2024, 2023, and 2022, respectively, with our E365 subscription offering representing 45%, 41%, and 35% of total ARR as of December 31, 2024, 2023, and 2022, respectively.

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
Constant currency ARR growth rate is the growth rate of ARR measured on a constant currency basis. In reporting period-over-period ARR growth rates in constant currency, we calculate constant currency growth rates by translating current and prior period ARR on a transactional basis to our reporting currency using current year budget exchange rates. We believe that ARR growth is an important metric indicating the scale and growth of our business.
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
The last twelve‑months recurring revenues for the periods ended December 31, 2024, 2023, and 2022 compared to the last twelve‑months of the comparative twelve‑month period increased by $141,327, $118,653, and $143,874, respectively. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions, including the favorable impact from our platform acquisitions of PLS and Seequent. For the twelve months ended December 31, 2024, 2023, and 2022, 91%, 89%, and 89%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 91%, 89%, and 89% of our total revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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

Reconciliation of operating income to Adjusted OI w/SBC and to Adjusted operating income:

	Year Ended December 31,
	2024	2023	2022
Operating income	$302,150	$230,542	$208,612
Amortization of purchased intangibles (1)	46,679	51,219	53,592
Deferred compensation plan (2)	12,382	13,580	(15,782)
Acquisition expenses (3)	10,222	17,866	25,398
Realignment expenses (4)	789	11,470	2,109
Adjusted OI w/SBC	372,222	324,677	273,929
Stock-based compensation expense (5)	73,505	71,470	74,566
Adjusted operating income	$445,727	$396,147	$348,495

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
(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of general and administrative expense. Also included in our acquisition expenses are retention incentives paid to executives of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations. For the year ended December 31, 2022, $9,804 of our acquisition expenses related to our platform acquisition of PLS.
(4)Realignment expenses. We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. During the fourth quarter of 2023, we approved the 2023 Program. For the years ended December 31, 2024 and 2023, we recognized realignment costs related to the aforementioned program of $847 and $12,579, respectively, which represent termination benefits for colleagues whose roles were impacted (see Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). For the year ended December 31, 2023, Realignment expenses were partially offset by income associated with the continued wind down of our Russian entities. For the year ended December 31, 2022, Realignment expenses were comprised of asset impairments and termination benefits as a result of our decision to wind down business and exit the Russian market beginning in the second quarter of 2022.
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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:
Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$1,223,362	$814	$1,224,176	$1,080,307	$(977)	$1,079,330
Perpetual licenses	45,961	323	46,284	46,038	(4)	46,034
Subscriptions and licenses	1,269,323	1,137	1,270,460	1,126,345	(981)	1,125,364
Services	83,772	(291)	83,481	102,068	(61)	102,007
Total revenues	$1,353,095	$846	$1,353,941	$1,228,413	$(1,042)	$1,227,371
Constant Currency Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Subscriptions	$1,080,307	$1,239	$1,081,546	$960,220	$809	$961,029
Perpetual licenses	46,038	563	46,601	43,377	43	43,420
Subscriptions and licenses	1,126,345	1,802	1,128,147	1,003,597	852	1,004,449
Services	102,068	684	102,752	95,485	129	95,614
Total revenues	$1,228,413	$2,486	$1,230,899	$1,099,082	$981	$1,100,063
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:
Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$717,002	$1,751	$718,753	$650,926	$(238)	$650,688
EMEA	388,384	(2,754)	385,630	353,550	(118)	353,432
APAC	247,709	1,849	249,558	223,937	(686)	223,251
Total revenues	$1,353,095	$846	$1,353,941	$1,228,413	$(1,042)	$1,227,371

Constant Currency Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Americas	$650,926	$242	$651,168	$584,794	$(313)	$584,481
EMEA	353,550	(2,841)	350,709	312,804	151	312,955
APAC	223,937	5,085	229,022	201,484	1,143	202,627
Total revenues	$1,228,413	$2,486	$1,230,899	$1,099,082	$981	$1,100,063
Reconciliation of cost of revenues to cost of revenues in constant currency:
Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$173,340	$140	$173,480	$169,406	$22	$169,428
Cost of services	84,427	(101)	84,326	96,677	6	96,683
Total cost of revenues	$257,767	$39	$257,806	$266,083	$28	$266,111
Constant Currency Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Cost of subscriptions and licenses	$169,406	$382	$169,788	$147,578	$(45)	$147,533
Cost of services	96,677	772	97,449	89,435	(53)	89,382
Total cost of revenues	$266,083	$1,154	$267,237	$237,013	$(98)	$236,915
Reconciliation of operating expenses to operating expenses in constant currency:
Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$281,247	$817	$282,064	$274,619	$17	$274,636
Selling and marketing	255,177	505	255,682	224,336	(212)	224,124
General and administrative	210,374	(106)	210,268	180,738	(308)	180,430
Deferred compensation plan	12,382	—	12,382	13,580	—	13,580
Amortization of purchased intangibles	33,998	(39)	33,959	38,515	(2)	38,513
Total operating expenses	$793,178	$1,177	$794,355	$731,788	$(505)	$731,283

Constant Currency Change 2022 to 2023:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2022 Rates	Constant Currency
Research and development	$274,619	$2,592	$277,211	$257,856	$(36)	$257,820
Selling and marketing	224,336	427	224,763	195,622	(48)	195,574
General and administrative	180,738	182	180,920	174,647	(6)	174,641
Deferred compensation plan	13,580	—	13,580	(15,782)	—	(15,782)
Amortization of purchased intangibles	38,515	88	38,603	41,114	68	41,182
Total operating expenses	$731,788	$3,289	$735,077	$653,457	$(22)	$653,435
Liquidity and Capital Resources:
Cash and Cash Equivalents

	December 31,
	2024	2023
Cash and cash equivalents held domestically	$2,845	$3,693
Cash and cash equivalents held by foreign subsidiaries	61,164	64,719
Total cash and cash equivalents	$64,009	$68,412
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
During the years ended December 31, 2024 and 2023, we made cash repatriations to the U.S. of approximately $138,000 and $93,000, respectively, from earnings generated by our foreign subsidiaries. In 2024 and 2023, the repatriations were primarily used to pay down our credit facility borrowings and to supplement our domestic working capital needs.
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
Cash Flows Activity

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$435,292	$416,696	$274,324
Investing activities	(143,267)	(60,504)	(770,127)
Financing activities	(289,850)	(359,074)	243,034
Operating Activities
For the year ended December 31, 2024, compared to the prior year, net cash provided by operating activities was higher by $18,596 due to a net increase in non‑cash adjustments of $185,856, partially offset by a decrease in net income of $92,354 and a decrease in net cash flows from the change in operating assets and liabilities of $74,906. Both the decrease in net income and the net increase in non‑cash adjustments were impacted by the fourth quarter of 2023 internal legal entity restructuring and related intra-entity transactions as part of our continuing efforts to align intellectual property ownership with our business operating model. The net impact of the internal legal entity restructuring was a net discrete tax benefit of $170,784 for the year ended December 31, 2023. See Note 16 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. The decrease in net cash flows from the change in operating assets and liabilities was primarily due to the timing of collections on our receivables, the overall timing of tax payments year over year, and a decrease in deferred revenues.
Investing Activities
Net cash used in investing activities was higher by $82,763 for the year ended December 31, 2024, compared to the prior year, primarily due to higher acquisition related payments of $104,384, partially offset by lower purchases of property and equipment and investment in capitalized software of $10,956 and lower purchases of investments of $10,167. We used available cash and borrowings under our 2017 Credit Facility to fund an acquisition in September 2024.
Financing Activities
Net cash used in financing activities was lower by $69,224 for the year ended December 31, 2024, compared to the prior year, primarily due to lower net paydowns of the credit facilities of $111,856, partially offset by higher payments for shares acquired of $17,926, including shares repurchased under the BSY Stock Repurchase Program (the “Repurchase Program”), and higher dividend payments of $13,359, primarily due to an increase in our quarterly dividend per share to $0.06 in 2024 from $0.05 in 2023.
Long-Term Debt

	December 31,
	2024	2023
Current portion of long-term debt	$—	$10,000
Long-term debt	1,388,088	1,518,403
Total debt	$1,388,088	$1,528,403

On October 18, 2024, we entered into the Credit Facility, which provides us with a $1,300,000 revolving credit facility, including a $125,000 swingline loan and $125,000 in letters of credit. The Credit Facility also provides us with a $500,000 “accordion” feature to increase the facility in the form of both revolving indebtedness and/or incremental term loans. On October 18, 2024, we used borrowings under the Credit Facility to repay all indebtedness outstanding under the 2017 Credit Facility, including the outstanding senior secured term loan.
As of December 31, 2024, we had $1,164,535 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility, the 2026 Notes, and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
Our credit facilities, 2026 Notes, and 2027 Notes are described in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors had authorized us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2024 under the Repurchase Program. This authorization under the Repurchase Program expired on June 30, 2024. In March 2024, our Board of Directors approved an extension to the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes from June 30, 2024 through June 30, 2026. We may use available working capital, cash provided by operating activities, and/or external borrowings including available liquidity under our Credit Facility to make repurchases.
During the year ended December 31, 2024, we repurchased 1,292,733 shares for $64,359 under the Repurchase Program. During the year ended December 31, 2023, we did not make repurchases under the Repurchase Program.
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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”). In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the year ended December 31, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. During the year ended December 31, 2023, we allowed impacted equity awardees the option to receive net quantities of shares of our Class B common stock during the first, second, and third quarters, but exercised our right to require that these awardees receive gross quantities of our Class B common stock during the fourth quarter. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.

Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.06 per share of common stock during the year ended December 31, 2024 and $0.05 per share of common stock during the year ended December 31, 2023. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Contractual Obligations and Other Commitments:
The following table summarizes our most significant contractual obligations as of December 31, 2024:

	Total	Short-Term	Long-Term
Debt Obligations (1)	$1,398,145	$—	$1,398,145
Purchase Obligations	113,700	59,200	54,500
DCP Obligations	100,482	3,798	96,684

(1)Amounts represent the face value of debt and exclude interest payments.
Our largest contractual obligations relate to our outstanding debt, which include convertible notes due in 2026 and 2027. Our Credit Facility matures on October 18, 2029, subject to a “revolving maturity date” on the date that is 91 days prior to the maturity date of our outstanding convertible debt, unless on such date we meet certain liquidity requirements. We typically fund and expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. If an early conversion notice is received, we have the option to pay cash, deliver shares of our Class B common stock, or a combination thereof. See Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our debt obligations.
We have non‑cancelable future cash purchase commitments for services related to cloud provisioning of our software solutions and for internal‑use software costs. Our purchase obligations are in addition to amounts included in our consolidated balance sheets. We have funded and expect to continue to be able to fund our purchase obligations with cash flows generated from operations, existing cash and cash equivalents or revolving loan borrowings under the Credit Facility. See Note 18 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our purchase obligations.
Our DCP obligations represent DCP participants’ holdings in phantom investment funds, which are classified as liabilities as they will be settled in cash upon eventual distribution. We have funded and expect to continue to be able to fund our DCP obligations with cash flows generated from operations, existing cash and cash equivalents, or revolving loan borrowings under the Credit Facility. See Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our DCP obligations.
Our other future contractual obligations are related to leases. See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our lease obligations.
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
Goodwill
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
In testing for goodwill impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required and the carrying amount exceeds its fair value, we will recognize goodwill impairment in the amount in which the carrying amount of the reporting unit exceeds its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points in the process. The value of our goodwill could also be impacted by future adverse changes including declines in our stock price, market capitalization, or cash flows, and slower growth rates in our industry. There was no impairment of goodwill as a result of our annual impairment assessments conducted for the years ended December 31, 2024, 2023, or 2022.
Other Intangible Assets
Intangible assets other than goodwill are tested annually for impairment on October 1, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount.

In testing intangible assets other than goodwill for impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that an intangible asset impairment exists. If it is determined that a quantitative assessment is required, we will evaluate the cash flows generated by the underlying asset, including estimated future operation results, trends, or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset, we would recognize an impairment charge to the extent the carrying amount of the asset exceeded its estimated fair value. There was no impairment of intangible assets for the years ended December 31, 2024, 2023, or 2022.
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

Foreign Currency Exchange Risk
Our revenues, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. We regularly evaluate our foreign currency positions in the context of the natural hedging of revenues and expenses and corresponding exposure. We have concluded that our naturally hedged positions support our strategy and no incremental hedging strategies have been deployed. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus euros, British pounds, Canadian dollars, Australian dollars, Chinese yuan renminbi, and New Zealand dollars. For the year ended December 31, 2024, approximately 58% of our total revenues are derived from outside of the U.S. and approximately 34% of our revenues are denominated in a currency other than the U.S. dollar. In 2024, 66%, 11%, 6%, 3%, and 14% of our total revenues were denominated in U.S. dollars, euros, British pounds, Canadian dollars, and other currencies, respectively, and 58%, 11%, 8%, 7%, and 16% of our aggregate cost of revenues and operating expenses were denominated in U.S. dollars, euros, British pounds, Canadian dollars, and other currencies, respectively. Financial results therefore are affected by changes in foreign currency rates. We estimate that a 10% strengthening of the U.S. dollar versus our other currencies would have lowered our 2024 annual operating income by approximately $1.5 million.
Interest Rate Risk
The interest rates on our Credit Facility fluctuate based on various market conditions that affect the Secured Overnight Financing Rate (“SOFR”), the prime rate, or the overnight bank funding effective rate. The cost of borrowing thereunder may be impacted as a result of our interest rate risk exposure. Effective on April 2, 2020, we entered into an interest rate swap with a notional amount of $200.0 million and a ten‑year term to reduce the interest rate risk associated with a portion of our floating rate debt. Under the terms of the interest rate swap, we pay a fixed interest rate of 72.9 basis points (“bps”), and will receive a floating interest rate equal to daily SOFR plus an Alternative Reference Rates Committee (“ARRC”) spread adjustment of 11.448 bps. We do not enter into investments or derivative instruments for trading or speculative purposes. The fair value of our 2026 Notes and 2027 Notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The capped call options that were entered into concurrently with the issuance of our 2026 Notes and 2027 Notes were completed to reduce the potential dilution from the conversion of the 2026 Notes and 2027 Notes. The fair value of the 2026 Notes and 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes and 2027 Notes will generally increase as our Class B common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes and 2027 Notes, but do not impact our financial condition, results of operations, or cash flows due to the fixed nature of the debt obligation. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We had cash and cash equivalents of $64.0 million and $68.4 million as of December 31, 2024 and 2023, respectively, which consisted of bank deposits and money market funds maintained at various financial institutions. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).
Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10‑K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
On November 19, 2024, Brock Ballard, the Company’s Chief Revenue Officer, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 20,047 shares of our Class B common stock. Mr. Ballard’s plan expires on December 2, 2025.
On December 6, 2024, Michael M. Campbell, the Company’s former Chief Product Officer, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c). The Company estimates that Mr. Campbell could sell up to an aggregate of 9,000 shares of its Class B common stock under the plan, though the final number of shares sold will depend upon a variety of factors, including applicable tax rates. Mr. Campbell’s plan expires on October 1, 2025.
On December 10, 2024, Gregory S. Bentley, the Company’s Executive Chair and President, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 763,457 shares of our Class B common stock. Mr. Bentley’s plan expires on June 30, 2026.
On December 12, 2024, David R. Shaman, the Company’s Chief Legal Officer and Secretary, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c). The Company estimates that Mr. Shaman could sell up to an aggregate of 127,942 shares of its Class B common stock under the plan. Mr. Shaman’s plan expires on December 20, 2025.
During the three months ended December 31, 2024, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Dividends Declared Subsequent to December 31, 2024
On February 20, 2025, our Board of Directors declared a $0.07 per share dividend for the first quarter of 2025. The cash dividend will be payable on March 27, 2025 to all stockholders of record of Class A and Class B common stock as of the close of business on March 19, 2025. The Company publicly announced the dividend declaration on February 26, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Information About Our Executive Officers
The following sets forth certain information as of February 26, 2025, regarding our executive officers.

Name	Age	Position

Gregory S. Bentley	69	Executive Chair and President

Nicholas H. Cumins	48	Chief Executive Officer

Werner Andre	55	Chief Financial Officer

Brock Ballard	48	Chief Revenue Officer

James Lee	45	Chief Operating Officer

David R. Shaman	59	Chief Legal Officer and Secretary
Gregory S. Bentley has served as our President since June 1996 and as our Executive Chair since July 2024. He served as our Chief Executive Officer from August 2000 to July 2024. Prior to joining us in 1991, Mr. Bentley founded and served as chief executive officer of Devon Systems International, Inc., a provider of financial trading software, which was sold to SunGard Data Systems, Inc. in 1987. Mr. Bentley served as a director of SunGard and a member of its audit committee from 1991 through 2005. He holds a B.S. in Economics and an M.B.A. in Finance and Decision Sciences from the Wharton School, University of Pennsylvania.
Nicholas H. Cumins has served as our Chief Executive Officer since July 1, 2024 and is responsible for our overall strategy and growth. Mr. Cumins previously served as our Chief Operating Officer since January 1, 2022. Mr. Cumins joined us in September 2020 as our Chief Product Officer. Prior to joining us, Mr. Cumins served as general manager of SAP Marketing Cloud, a comprehensive marketing automation platform, from 2018 to 2020. Mr. Cumins also served as chief product officer of Scytl, a platform for online voting, in Barcelona from 2016 to 2018, and senior vice president of product with OpenX, a pioneer in programmatic advertising, in Los Angeles from 2013 to 2016. He holds Maîtrise de Droit (Law) and Maîtrise de Sciences de Gestion (Business) degrees from University Paris II Panthéon-Assas, Paris, France.
Werner Andre has served as our Chief Financial Officer since January 1, 2022 and is responsible for all aspects of finance including worldwide accounting, financial planning and analysis, tax, and treasury. Mr. Andre joined us in 2015 as Global Corporate Controller and served as our Chief Accounting Officer from 2020 through March 2024. Prior to joining us, Mr. Andre served as the assistant corporate controller – international accounting and reporting for Rockwood Holdings, Inc. from 2010 to 2015, and held several roles with PricewaterhouseCoopers LLP from 1995 to 2010. He holds B.S. and M.B.A. degrees in Accounting and Financial Reporting from the University for Economics and Business Administration in Vienna.
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

James Lee has served as our Chief Operating Officer since joining us in January 2025. Mr. Lee is responsible for strengthening cross-functional planning and execution, driving operational excellence, and overseeing corporate development. Prior to joining us, Mr. Lee joined Google in 2020 and served as the general manager of the startups and AI business at Google Cloud, an infrastructure and platform services business, since 2023. Prior to joining Google, Mr. Lee worked at SAP, an enterprise software solutions company, from 2008 to 2020, most recently serving as Chief Operating Officer for SAP Ariba and Fieldglass. He holds a Master of Business Administration from Harvard Business School, a Bachelor of Commerce from the University of British Columbia, and a Diploma in Piano Performance from the Royal Conservatory of Music.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this report:

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of Bentley Systems, Incorporated (filed as Exhibit 3.1 to our Current Report on Form 8‑K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Bentley Systems, Incorporated (filed as Exhibit 3.2 to our Current Report on Form 8‑K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

4.1
Form of Bentley Systems, Incorporated Class B common stock certificate (filed as Exhibit 4.1 to our Registration Statement on Form S‑1/A filed on September 18, 2020 (File No. 333-248246) and incorporated herein by reference)

4.2
Indenture, dated as of January 26, 2021, between Bentley Systems, Incorporated and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8‑K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

4.3
Form of 0.125% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8‑K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

4.4
Indenture, dated as of June 28, 2021, between Bentley Systems, Incorporated and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8‑K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)

4.5
Form of 0.375% Convertible Senior Note due 2027 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8‑K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)

4.6	Description of Bentley Systems, Incorporated Securities (filed as Exhibit 4.4 to our Annual Report on Form 10‑K filed on March 2, 2021 (File No. 001-39548) and incorporated herein by reference)

Exhibit
Number	Description

10.1
Form of Capped Call Confirmation relating to the 0.125% Convertible Senior Note due 2026 (filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on January 26, 2021 (File No. 001-39548) and incorporated herein by reference)

10.2
Form of Capped Call Confirmation relating to the 0.375% Convertible Senior Note due 2027 (filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on June 29, 2021 (File No. 001-39548) and incorporated herein by reference)

10.3
Second Amended and Restated Credit Agreement, dated as of October 18, 2024, by and among Bentley Systems, Incorporated, the lenders party thereto, and PNC Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2024 (File No. 001-39548) and incorporated herein by reference)

10.4†
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.5†
Amendment No. 1 to the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (filed as Exhibit 10.10 to our Annual Report on Form 10‑K filed on March 1, 2022 (File No. 001-39548) and incorporated herein by reference)

10.6†
Form of Restricted Stock Unit Award Agreement under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (as amended) (filed as Exhibit 10.12 to our Annual Report on Form 10‑K filed on February 28, 2023 (File No. 001-39548) and incorporated herein by reference)

10.7†
Bentley Systems, Incorporated Global Employee Stock Purchase Plan (filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.8†
Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.9†
Amendment No. 1 to the Amended and Restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on November 9, 2021 (File No. 001-39548) and incorporated herein by reference)

10.10†
Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2015 (filed as Exhibit 10.7 to our Registration Statement on Form S‑1/A filed on September 8, 2020 (File No. 333-248246) and incorporated herein by reference)

10.11†
Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020 (filed as Exhibit 10.4 to our Current Report on Form 8‑K filed on September 25, 2020 (File No. 001-39548) and incorporated herein by reference)

10.12†
Amendment No. 1 to the Amended and Restated Bentley Systems, Incorporated Bonus Pool Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on November 8, 2022 (File No. 001-39548) and incorporated herein by reference)

10.13†
Amendment No. 2 to the Amended and Restated Bentley Systems, Incorporated Bonus Pool Plan (filed as Exhibit 10.3 to our Current Report on Form 8‑K/A filed on June 28, 2024 (File No. 001‑39548) and incorporated herein by reference)

10.14†
Bentley Systems, Incorporated Severance Policy for Key Executives (filed as Exhibit 10.1 to our Current Report on Form 8‑K/A filed on June 28, 2024 (File No. 001‑39548) and incorporated herein by reference)

10.15†
Letter Agreement by and among Nicholas H. Cumins, Bentley Systems, Incorporated, and Bentley Systems France S.a.r.l. (filed as Exhibit 10.2 to our Current Report on Form 8‑K/A filed on June 28, 2024 (File No. 001‑39548) and incorporated herein by reference)

Exhibit
Number	Description

10.16
Common Stock Purchase Agreement, by and among Bentley Systems, Incorporated, Siemens AG, and the persons listed as “Key Holders” therein, dated September 23, 2016, as amended on October 28, 2016, and April 23, 2018 (filed as Exhibit 10.2 to our Registration Statement on Form S‑1 filed on August 21, 2020 (File No. 333-248246) and incorporated herein by reference)

19*	Bentley Systems, Incorporated Insider Trading Policy

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Bentley Systems, Incorporated Incentive Compensation Clawback Policy, as Adopted on August 17, 2023 Pursuant to Nasdaq Rule 5608 (filed as Exhibit 97 to our Annual Report on Form 10‑K filed on February 27, 2024 (File No. 001-39548) and incorporated herein by reference)

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

Bentley Systems, Incorporated

Date: February 26, 2025	By:	/s/ NICHOLAS H. CUMINS
Nicholas H. Cumins
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2025.

Signature	Title

/s/ NICHOLAS H. CUMINS	Chief Executive Officer and Director
Nicholas H. Cumins	(Principal Executive Officer)

/s/ WERNER ANDRE	Chief Financial Officer
Werner Andre	(Principal Financial Officer)

/s/ THOMAS F. TRIMBACK	Chief Accounting Officer and Global Controller
Thomas F. Trimback	(Principal Accounting Officer)

/s/ GREGORY S. BENTLEY	Executive Chair and President
Gregory S. Bentley

/s/ BARRY J. BENTLEY	Director
Barry J. Bentley

/s/ KEITH A. BENTLEY	Director
Keith A. Bentley

/s/ RAYMOND B. BENTLEY	Director
Raymond B. Bentley

/s/ KIRK B. GRISWOLD	Director
Kirk B. Griswold

/s/ JANET B. HAUGEN	Director
Janet B. Haugen

/s/ BRIAN F. HUGHES	Director
Brian F. Hughes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bentley Systems, Incorporated:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bentley Systems, Incorporated and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
IT systems used in subscriptions and licenses revenues
As discussed in Note 3 to the consolidated financial statements and disclosed in the consolidated statements of operations, the Company recorded $1,353,095 thousand of total revenues for the year ended December 31, 2024, of which $1,269,323 thousand related to subscriptions and licenses. There are high volumes of subscription and license transactions processed across multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over subscriptions and licenses revenues as a critical audit matter. This matter required especially subjective auditor judgment because of the number of IT applications involved in the subscriptions and licenses revenue recognition process. This matter also included determining the nature and extent of audit evidence obtained over subscriptions and licenses revenues and required specialized skills and knowledge for the performance of certain procedures.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriptions and licenses revenues, including the determination of the IT applications subject to testing. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s subscriptions and licenses revenue process, including associated IT controls. We assessed the recorded subscriptions and licenses revenues by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. We also involved IT professionals with specialized skills and knowledge, who assisted in testing key reports, application controls and general IT controls over certain IT applications that are used by the Company in its subscriptions and licenses revenue recognition process. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Philadelphia, Pennsylvania
February 26, 2025

BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$64,009	$68,412
Accounts receivable	322,862	302,501
Allowance for doubtful accounts	(8,395)	(8,965)
Prepaid income taxes	13,066	12,812
Prepaid and other current assets	50,531	44,797
Total current assets	442,073	419,557
Property and equipment, net	33,798	40,100
Operating lease right-of-use assets	32,303	38,476
Intangible assets, net	213,959	248,787
Goodwill	2,367,179	2,269,336
Investments	25,764	23,480
Deferred income taxes	198,286	212,831
Other assets	86,445	67,283
Total assets	$3,399,807	$3,319,850
Liabilities and Equity
Current liabilities:
Accounts payable	$16,479	$18,094
Accruals and other current liabilities	536,417	457,348
Deferred revenues	245,729	253,785
Operating lease liabilities	11,656	11,645
Income taxes payable	4,053	9,491
Current portion of long-term debt	—	10,000
Total current liabilities	814,334	760,363
Long-term debt	1,388,088	1,518,403
Deferred compensation plan liabilities	96,684	88,181
Long-term operating lease liabilities	26,894	30,626
Deferred revenues	16,641	15,862
Deferred income taxes	8,612	9,718
Income taxes payable	3,615	7,337
Other liabilities	3,819	5,378
Total liabilities	2,358,687	2,435,868
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of December 31, 2024 and 2023	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 290,439,703 and 284,728,210 shares as of December 31, 2024 and 2023, respectively	2,905	2,848
Additional paid-in capital	1,217,986	1,127,234
Accumulated other comprehensive loss	(104,078)	(84,987)
Accumulated deficit	(75,941)	(161,932)
Total Bentley Systems stockholders’ equity	1,040,987	883,278
Noncontrolling interest	133	704
Total equity	1,041,120	883,982
Total liabilities and equity	$3,399,807	$3,319,850

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Subscriptions	$1,223,362	$1,080,307	$960,220
Perpetual licenses	45,961	46,038	43,377
Subscriptions and licenses	1,269,323	1,126,345	1,003,597
Services	83,772	102,068	95,485
Total revenues	1,353,095	1,228,413	1,099,082
Cost of revenues:
Cost of subscriptions and licenses	173,340	169,406	147,578
Cost of services	84,427	96,677	89,435
Total cost of revenues	257,767	266,083	237,013
Gross profit	1,095,328	962,330	862,069
Operating expense (income):
Research and development	281,247	274,619	257,856
Selling and marketing	255,177	224,336	195,622
General and administrative	210,374	180,738	174,647
Deferred compensation plan	12,382	13,580	(15,782)
Amortization of purchased intangibles	33,998	38,515	41,114
Total operating expenses	793,178	731,788	653,457
Income from operations	302,150	230,542	208,612
Interest expense, net	(22,044)	(39,793)	(34,635)
Other income (expense), net	12,949	(7,222)	24,298
Income before income taxes	293,055	183,527	198,275
(Provision) benefit for income taxes	(58,726)	143,241	(21,283)
Equity in net income (losses) of investees, net of tax	104	19	(2,212)
Net income	234,433	326,787	174,780
Less: Net income (loss) attributable to noncontrolling interest	(354)	—	—
Net income attributable to Bentley Systems	$234,787	$326,787	$174,780

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.75	$1.05	$0.57
Diluted	$0.72	$1.00	$0.55
Weighted average shares:
Basic	314,886,615	312,358,823	309,226,677
Diluted	333,774,167	332,503,633	331,765,158

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$234,433	$326,787	$174,780
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(19,308)	4,774	1,459
Actuarial gain (loss) on retirement plan, net of tax effect of $(45), $(89), and $(245), respectively	175	(21)	575
Total other comprehensive (loss) income, net of taxes	(19,133)	4,753	2,034
Comprehensive income	215,300	331,540	176,814
Less: Net income (loss) attributable to noncontrolling interest	(354)	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(42)	—	—
Comprehensive income attributable to Bentley Systems	$215,696	$331,540	$176,814

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)

						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2021	282,526,719	$2,825	$937,805	$(91,774)	$(439,634)	$409,222	$—	$409,222
Net income	—	—	—	—	174,780	174,780	—	174,780
Other comprehensive income	—	—	—	2,034	—	2,034	—	2,034
Dividends declared	—	—	—	—	(34,353)	(34,353)	—	(34,353)
Shares issued in connection with DCP, net	3,541,375	35	(27)	—	(24,254)	(24,246)	—	(24,246)
DCP elective participant deferrals	—	—	6,580	—	—	6,580	—	6,580
Shares issued in connection with Bonus Plan, net	445,050	5	21,920	—	(5,197)	16,728	—	16,728
Shares issued in connection with employee stock purchase plan, net	307,406	3	10,332	—	(273)	10,062	—	10,062
Stock option exercises, net	2,613,659	26	8,312	—	(9,188)	(850)	—	(850)
Acquisition option exercises, net	185,178	2	(2)	—	—	—	—	—
Shares issued for stock grants, net	13,632	—	450	—	—	450	—	450
Stock-based compensation expense	—	—	45,100	—	—	45,100	—	45,100
Shares related to restricted stock, net	277,594	3	(4)	—	(4,491)	(4,492)	—	(4,492)
Repurchases of Class B common stock under approved program	(896,126)	(9)	—	—	(28,241)	(28,250)	—	(28,250)
Other	—	—	—	—	(15)	(15)	—	(15)
Noncontrolling interest acquired	—	—	—	—	—	—	704	704
Balance, December 31, 2022	289,014,487	2,890	1,030,466	(89,740)	(370,866)	572,750	704	573,454
Net income	—	—	—	—	326,787	326,787	—	326,787
Other comprehensive income	—	—	—	4,753	—	4,753	—	4,753
Dividends declared	—	—	—	—	(58,756)	(58,756)	—	(58,756)
Shares issued in connection with DCP, net	3,410,006	34	(34)	—	(38,456)	(38,456)	—	(38,456)
DCP elective participant deferrals	—	—	1,765	—	—	1,765	—	1,765
Shares issued in connection with Bonus Plan, net	247,867	3	16,788	—	(5,756)	11,035	—	11,035
Shares issued in connection with employee stock purchase plan, net	315,840	3	9,985	—	(845)	9,143	—	9,143
Stock option exercises, net	2,621,959	26	11,689	—	(6,581)	5,134	—	5,134
Shares issued for stock grants, net	12,639	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	55,982	—	—	55,982	—	55,982
Shares related to restricted stock, net	643,039	7	(7)	—	(7,299)	(7,299)	—	(7,299)
Other	—	—	—	—	(160)	(160)	—	(160)
Balance, December 31, 2023	296,265,837	2,963	1,127,234	(84,987)	(161,932)	883,278	704	883,982
Net income (loss)	—	—	—	—	234,787	234,787	(354)	234,433
Other comprehensive loss	—	—	—	(19,091)	—	(19,091)	(42)	(19,133)
Dividends declared	—	—	—	—	(72,115)	(72,115)	—	(72,115)
Shares issued in connection with DCP	4,707,845	47	(47)	—	—	—	—	—
DCP elective participant deferrals	—	—	188	—	—	188	—	188
Shares issued in connection with Bonus Plan	282,340	3	14,473	—	—	14,476	—	14,476
Shares issued in connection with employee stock purchase plan, net	253,578	2	11,226	—	(348)	10,880	—	10,880
Stock option exercises, net	844,283	8	3,999	—	(2,195)	1,812	—	1,812
Shares issued for stock grants, net	11,391	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	60,322	—	—	60,322	—	60,322
Shares related to restricted stock, net	904,789	9	(9)	—	(9,966)	(9,966)	—	(9,966)
Repurchases of Class B common stock under approved program	(1,292,733)	(12)	—	—	(64,347)	(64,359)	—	(64,359)
Other	—	—	—	—	175	175	(175)	—
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$234,433	$326,787	$174,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	64,608	71,861	71,537
Deferred income taxes	12,571	(198,878)	(5,126)
Stock-based compensation expense	74,417	72,972	75,206
Deferred compensation plan	12,382	13,580	(15,782)
Amortization of deferred debt issuance costs	7,338	7,291	7,291
Change in fair value of derivative	(10)	5,038	(27,083)
Foreign currency remeasurement (gain) loss	(785)	(452)	6,000
Other	7,794	21,047	2,593
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(32,064)	(5,180)	(60,938)
Prepaid and other assets	(6,006)	4,112	14,053
Accounts payable, accruals, and other liabilities	74,953	68,733	29,181
Deferred revenues	(1,789)	19,933	2,292
Income taxes payable, net of prepaid income taxes	(12,550)	9,852	320
Net cash provided by operating activities	435,292	416,696	274,324
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(14,046)	(25,002)	(18,546)
Proceeds from sale of aircraft	—	—	2,380
Acquisitions, net of cash acquired	(130,407)	(26,023)	(743,007)
Purchases of investments	(1,435)	(11,602)	(10,954)
Proceeds from investments	—	2,123	—
Other	2,621	—	—
Net cash used in investing activities	(143,267)	(60,504)	(770,127)
Cash flows from financing activities:
Proceeds from credit facilities	517,643	588,154	833,292
Payments of credit facilities	(474,356)	(841,723)	(487,694)
Payments of debt issuance costs	(6,184)	—	—
Settlement of convertible senior notes	—	—	(1,998)
Repayments of term loan	(190,000)	(5,000)	(5,000)
Payments of contingent and non-contingent consideration	(3,022)	(4,324)	(8,460)
Payments of dividends	(72,115)	(58,756)	(34,493)
Proceeds from stock purchases under employee stock purchase plan	11,228	9,988	10,335
Proceeds from exercise of stock options	4,007	11,715	8,338
Payments for shares acquired including shares withheld for taxes	(12,504)	(58,937)	(43,561)
Repurchases of Class B common stock under approved program	(64,359)	—	(28,250)
Other	(188)	(191)	525
Net cash (used in) provided by financing activities	(289,850)	(359,074)	243,034
Effect of exchange rate changes on cash and cash equivalents	(6,578)	(390)	(4,884)
Decrease in cash and cash equivalents	(4,403)	(3,272)	(257,653)
Cash and cash equivalents, beginning of year	68,412	71,684	329,337
Cash and cash equivalents, end of year	$64,009	$68,412	$71,684

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental information:
Cash paid for income taxes	$59,745	$43,619	$29,478
Income tax refunds	2,219	1,188	3,588
Interest paid	17,202	37,389	26,581
Non-cash investing and financing activities:
Cost method investment	—	3,500	5,936
Contingent acquisition consideration	—	—	1,390
Deferred, non-contingent consideration, net	—	525	749
Share-settled Bonus Plan awards	14,476	16,791	21,925
DCP elective participant deferrals	188	1,765	6,580

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
The Company serves enterprises and professionals across the infrastructure lifecycle by improving project delivery and asset performance. The Company’s Bentley Open engineering applications and Seequent geoprofessional applications are primarily cloud-connected desktop modeling and simulation applications that support the breadth of engineering and geoprofessional disciplines. Bentley Infrastructure Cloud, provided via cloud and hybrid environments, extends enterprise collaboration during project delivery, and helps manage engineering information during operations and maintenance. Bentley Asset Analytics solutions automatically detect and analyze issues to trigger key operational workflows, improving overall asset performance. Powering these products is our Cesium and iTwin Platform, the Company’s cloud‑native technology platform to create, curate, and leverage infrastructure digital twins, which was augmented through the acquisition of Cesium in September 2024. Through the Company’s platform, existing products are becoming increasingly iTwin-enabled to take advantage of digital twin capabilities, and the Company is developing a new generation of iTwin-native, data-centric applications that leverage AI to increase engineering productivity.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements and accompanying notes have been prepared in U.S. dollars and in accordance with GAAP. The Company is party to joint ventures, which are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
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

Cost of Revenues — Cost of subscriptions and licenses in the consolidated statements of operations primarily include headcount‑related costs, as well as cloud‑related costs incurred for servicing the Company’s customers using cloud provisioned solutions and the Company’s license administration platform. Cost of subscriptions and licenses also include channel partner compensation for providing sales coverage to users, depreciation of property and equipment, and amortization of capitalized software costs associated with servicing software subscriptions and the Company’s ACDP described below, and amortization of intangible assets associated with acquired software and technology. Cost of services in the consolidated statements of operations primarily include headcount‑related costs, as well as depreciation of property and equipment and amortization of capitalized software costs, used for providing training, implementation, configuration, and customization services to customers.
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
Under its ACDP (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to certain projects once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented, the Company has established that the necessary skills, hardware, and software technology are available to produce the product, and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). For the years ended December 31, 2024, 2023, and 2022, total costs capitalized under the ACDP were $3,878, $4,558, and $7,060, respectively. Additionally, for the years ended December 31, 2024, 2023, and 2022, total ACDP related amortization recorded in Cost of subscriptions and licenses in the consolidated statements of operations was $3,720, $7,711, and $6,626, respectively. The Company evaluates the recoverability of capitalized ACDP costs whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. No impairment of capitalized ACDP costs occurred for the years ended December 31, 2024 or 2022. During the year ended December 31, 2023, the Company recognized impairment charges of $1,835 related to certain ACDP projects, which were recorded as amortization expense in Cost of subscriptions and licenses in the consolidated statements of operations. As of December 31, 2024 and 2023, $12,961 and $13,148 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Advertising Expense — The Company expenses advertising costs as incurred. Advertising expense of $6,383, $5,365, and $6,888 is included in Selling and marketing in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, all of the Company’s cash and cash equivalents consisted of money market funds and cash held in checking accounts maintained at various financial institutions. Cash equivalents are recorded at cost, which approximates fair value.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable primarily represent receivables from customers for products and services invoiced by the Company for which payment is outstanding and also unbilled accounts receivable (see Note 3). Receivables are recorded at the invoiced amount and do not bear interest.
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
Activity related to the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$8,965	$9,303
Additions to reserve	7,365	6,651
Write-offs, net of recoveries	(7,634)	(7,106)
Foreign currency translation adjustments	(301)	117
Balance, end of year	$8,395	$8,965
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and cash equivalents, and receivables. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary. Generally, the Company requires no collateral from its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic region. No single customer accounted for more than 2% of the Company’s total revenues for the years ended December 31, 2024, 2023, or 2022.
The Company’s cash and cash equivalents are deposited with financial institutions and invested in money market funds that the Company believes are of high credit quality.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal-use information technology systems, including a new enterprise resource planning system, human capital management system, and customer relationship management system for which it incurs implementation costs. Certain costs are capitalized and included in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized internal-use software implementation costs are amortized, beginning on the date the related software is ready for its intended use, on a straight-line basis over the remaining term of the hosting arrangement primarily as a component of General and administrative in the consolidated statements of operations. Options to extend the hosting arrangement are considered in determining the remaining term when it is reasonably certain that the option will be exercised. As of December 31, 2024 and 2023, capitalized internal-use software implementation costs were $18,791 and $4,779, respectively.
Note 2: Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024‑03, Income Statements–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024‑03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024‑03, however, other than additional disclosure, the Company does not expect a change to the consolidated financial statements.

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
In December 2023, the FASB issued ASU No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023‑09 is effective for the Company for the annual reporting period beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023‑09 on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU No. 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023‑07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, segment profit or loss, and how the Company’s CODM uses reported segment profit or loss information in assessing segment performance and allocating resources on an interim and annual basis. The Company adopted this ASU during the year ended December 31, 2024 (see Note 19).
Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Year Ended December 31,
	2024	2023	2022
Subscriptions:
Enterprise subscriptions (1)	$530,367	$433,321	$345,678
SELECT subscriptions	258,504	258,288	264,308
Term license subscriptions	434,491	388,698	350,234
Subscriptions	1,223,362	1,080,307	960,220
Perpetual licenses	45,961	46,038	43,377
Subscriptions and licenses	1,269,323	1,126,345	1,003,597
Services:
Recurring	14,642	16,370	17,804
Other	69,130	85,698	77,681
Services	83,772	102,068	95,485
Total revenues	$1,353,095	$1,228,413	$1,099,082

(1)Enterprise subscriptions are primarily revenues attributable to E365 subscriptions of $517,997, $411,025, and $306,901 for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $679,811, $592,737, and $513,736 of license related revenues, respectively, of which $633,850, $546,699, and $470,359, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.

Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Year Ended December 31,
	2024	2023	2022
Americas (1)	$717,002	$650,926	$584,794
EMEA	388,384	353,550	312,804
APAC	247,709	223,937	201,484
Total revenues	$1,353,095	$1,228,413	$1,099,082

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $561,683, $511,828, and $459,511 for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company primarily utilizes its direct internal sales force and also has arrangements through independent channel partners to promote and sell its products and subscriptions to end‑users. Channel partners are authorized to promote the sale of an authorized set of the Company’s products and subscriptions within an authorized geography under a Channel Partner Agreement. The Company derived 7%, 8%, and 8% of its total revenues through channel partners for the years ended December 31, 2024, 2023, and 2022, respectively.
Nature of Products and Services
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generates revenues from subscriptions, perpetual licenses, and services.
Subscriptions and perpetual licenses are typically paid upfront, and services are typically paid in arrears, based on the contract terms as described below, generally with payment terms of 30 days. The Company does not have any material variable consideration, such as obligations for returns, refunds, or warranties.
Subscriptions
Enterprise Subscriptions
The Company provides enterprise subscription offerings, which provide its enterprise accounts with complete and unlimited global access to the Company’s comprehensive portfolio of solutions. E365 subscriptions require a CSS as described below and are charged to accounts primarily based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and Success Blueprints, which are designed to achieve business outcomes through more efficient and effective use of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is primarily defined as distinct user access on a daily basis. E365 subscriptions can contain quarterly usage floors or ceilings. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage.
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
Visas are QTLs or ATLs enabling users to access specific project or enterprise information and entitles users to certain functionality of the Company’s ProjectWise and AssetWise systems. The Company’s standard offerings are usage based with monetization through the Company’s CSS program as described below.
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
Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of December 31, 2024 and 2023, unbilled accounts receivable were $159,924 and $129,494, respectively.
Contract Balances
As of December 31, 2024 and 2023, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of December 31, 2024 or 2023.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The primary changes in the Company’s deferred revenues are due to our performance under the contracts and new billings made or payments received in advance of revenue recognition from subscriptions and services. The satisfaction of performance obligations typically lags behind payments received under revenue from contracts with customers.
For the year ended December 31, 2024, $231,114 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $233,910, which were primarily related to new billings. For the year ended December 31, 2023, $213,021 of revenues that were included in the December 31, 2022 deferred revenues balance were recognized. There were additional deferrals of $237,193, which were primarily related to new billings and acquisitions.
As of December 31, 2024 and 2023, the Company deferred $18,540 and $18,269, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.

Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The contract costs are amortized based on the economic life of the goods and services to which the contract costs relate. The Company has determined that costs under certain sales incentive programs meet the requirements to be capitalized. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the Company’s internal sales force compensation program and certain channel partner sales incentive programs for which the annual compensation is commensurate with annual sales activities.
As of December 31, 2024 and 2023, deferred costs of $4,490 and $4,958, respectively, were included in Prepaid and other current assets in the consolidated balance sheets and $10,715 and $10,242, respectively, were included in Other assets in the consolidated balance sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $5,241, $5,567, and $3,898 and is included in Cost of subscriptions and licenses and Selling and marketing in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively. Impairments of contract cost assets were not material during the years ended December 31, 2024, 2023, or 2022.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2024, amounts allocated to these remaining performance obligations are $262,370, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.
Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Year Ended December 31,
	2024	2023	2022
Number of acquisitions	3	3	6
Cash paid at closing (1)	$143,299	$26,287	$763,228
Cash acquired	(12,892)	(264)	(20,221)
Net cash paid	$130,407	$26,023	$743,007

(1)Of the cash paid at closing, $11,000 was held in an escrow account to secure any potential indemnification and other obligations of the seller as of December 31, 2024.
On January 31, 2022, the Company completed the acquisition of PLS, a leader in software for the design of overhead electric power transmission lines and their structures, for $695,968 in cash, net of cash acquired. The operating results of the acquired businesses were not material, individually or in the aggregate, to the Company’s consolidated statements of operations.

The fair value of non-contingent consideration from acquisitions is included in the consolidated balance sheets as follows:

	December 31,
	2024	2023
Accruals and other current liabilities	$—	$3,576
Non-contingent consideration from acquisitions	$—	$3,576
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
The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition (including contingent consideration):

	Acquisitions Completed During
	Year Ended December 31,
	2024	2023	2022
Consideration:
Cash paid at closing	$143,299	$26,287	$763,228
Contingent consideration	—	—	1,390
Deferred, non-contingent consideration, net	—	525	749
Other	108	15	(269)
Total consideration	$143,407	$26,827	$765,098
Assets acquired and liabilities assumed:
Cash	$12,892	$264	$20,221
Accounts receivable and other current assets	6,102	1,742	8,890
Operating lease right-of-use assets	103	397	1,237
Property and equipment	—	—	1,316
Deferred income taxes	—	2,151	—
Other assets	86	6	7
Software and technology (weighted average useful life of 5, 3, and 5 years, respectively)	7,025	3,077	10,608
Customer relationships (weighted average useful life of 3, 6, and 10 years, respectively)	284	3,900	82,278
Trademarks (weighted average useful life of 10, 5 and 8 years, respectively)	5,145	1,000	6,972
Total identifiable assets acquired excluding goodwill	31,637	12,537	131,529
Accruals and other current liabilities	(5,778)	(624)	(4,079)
Deferred revenues	(2,427)	(4,623)	(14,176)
Operating lease liabilities	(103)	(397)	(1,237)
Deferred income taxes	(136)	—	(5,745)
Total liabilities assumed	(8,444)	(5,644)	(25,237)
Net identifiable assets acquired excluding goodwill	23,193	6,893	106,292
Goodwill	120,214	19,934	658,806
Net assets acquired	$143,407	$26,827	$765,098

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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $26,444 of the goodwill recorded relating to the 2024 acquisitions will be deductible for income tax purposes.
The Company is in the process of finalizing the purchase accounting for certain acquisitions completed during the year ended December 31, 2024. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year. The primary areas of preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities and residual goodwill.
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31,
	2024	2023
Land	$1,341	$2,811
Building and improvements	32,115	31,025
Computer equipment and software	50,696	46,202
Furniture, fixtures, and equipment	9,183	9,799
Aircraft	2,038	2,038
Other	40	89
Property and equipment, at cost	95,413	91,964
Less: Accumulated depreciation	(61,615)	(51,864)
Total property and equipment, net	$33,798	$40,100
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $13,684, $12,368, and $10,706, respectively.

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
The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Impairments of property and equipment were not material during the years ended December 31, 2024 or 2023. No impairment of property and equipment occurred for the year ended December 31, 2022.
Related Party Equipment Sale
In January 2022, the Audit Committee of the Company’s Board of Directors authorized the Company to sell 50% of its interest in the Company’s aircraft at fair market value to an entity controlled by the Company’s Chief Executive Officer. The transaction was completed on February 1, 2022 for $2,380 and resulted in a gain of $2,029, which was recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2022 (see Note 20). Subsequent to the transaction, ongoing operating and fixed costs of the aircraft are shared on a proportional use basis subject to a cost-sharing agreement. Such costs were not material during the years ended December 31, 2024, 2023, and 2022. The Company determined this transaction was with a related party.
Note 6: Goodwill and Other Intangible Assets
The Company’s intangible assets primarily arise from acquisitions and principally consist of goodwill, trademarks, customer relationships, and acquired software and technology. Intangible assets, other than goodwill, are amortized on a straight‑line basis over their estimated useful lives.

Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2022	$2,237,184
Acquisitions	19,934
Foreign currency translation adjustments	11,732
Other adjustments	486
Balance, December 31, 2023	2,269,336
Acquisitions	120,214
Foreign currency translation adjustments	(21,538)
Other adjustments	(833)
Balance, December 31, 2024	$2,367,179
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
In testing for goodwill impairment, the Company may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required and the carrying amount exceeds its fair value, the Company will recognize goodwill impairment in the amount in which the carrying amount of the reporting unit exceeds its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. There was no impairment of goodwill as a result of the Company’s annual impairment assessments conducted for the years ended December 31, 2024, 2023, or 2022.
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

		December 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$86,578	$(61,671)	$24,907	$89,693	$(59,045)	$30,648
Customer relationships	3-10 years	315,773	(162,175)	153,598	323,442	(142,378)	181,064
Trademarks	3-10 years	74,034	(38,593)	35,441	70,710	(33,709)	37,001
Non-compete agreements	5 years	350	(337)	13	350	(276)	74
Total intangible assets		$476,735	$(262,776)	$213,959	$484,195	$(235,408)	$248,787
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of subscriptions and licenses	$12,681	$12,704	$12,478
Amortization of purchased intangibles	33,998	38,515	41,114
Total amortization expense	$46,679	$51,219	$53,592

Amortization expense for the years following December 31, 2024 are estimated as follows:

2025	$45,779
2026	37,276
2027	29,855
2028	28,994
2029	27,440
Thereafter	44,615
$213,959
Intangible assets other than goodwill are tested annually for impairment on October 1, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount.
In testing intangible assets other than goodwill for impairment, the Company may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that an intangible asset impairment exists. If it is determined that a quantitative assessment is required, the Company will evaluate the cash flows generated by the underlying asset, including estimated future operation results, trends, or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset, the Company would recognize an impairment charge to the extent the carrying amount of the asset exceeded its estimated fair value. There was no impairment of intangible assets for the years ended December 31, 2024, 2023, or 2022.
Note 7: Investments
Investments consist of the following:

	December 31,
	2024	2023
Cost method investments	$23,289	$21,044
Equity method investments	2,475	2,436
Total investments	$25,764	$23,480
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
The Company invests in technology development companies, generally in the form of equity interests or convertible notes. In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non‑cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2023. In July 2022, the Company acquired an equity interest in Teralytics Holdings AG (“Teralytics”), a global platform company for human mobility analysis, via contribution of its Streetlytics mobility data business (“Streetlytics”) and cash. The non‑cash contribution of Streetlytics resulted in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2022.

The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. Impairment of investments was not material during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized impairment charges of $14,588 to write‑down certain cost method investments to their fair value primarily as a result of the investees’ decline in operating performance and the overall decline in the venture investment valuation environment. The impairment charges included $11,130 to write‑off the Company’s investment in Teralytics. The impairment charges were recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2023 (see Note 20). No impairment of investments occurred for the year ended December 31, 2022.
During the year ended December 31, 2023, the Company recognized gains on investments of $2,360, which were recorded in Other income (expense), net in the consolidated statements of operations (see Note 20).
During the year ended December 31, 2024, the Company invested a total of $1,435. During the year ended December 31, 2023, the Company invested a total of $12,841, including $8,928 of cash and non-cash for its investment in Worldsensing. As of December 31, 2024 and 2023, the Company’s investment balance in Worldsensing was $8,928.
During the second quarter of 2024, the Company acquired a business from Teralytics for $5,000. During the fourth quarter of 2024, the Company sold its ownership percentage in Teralytics, which resulted in no gain. The carrying value of Teralytics was zero as of December 31, 2023.
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
No investments were made during the year ended December 31, 2024. During the year ended December 31, 2023, the Company invested $2,261. During the years ended December 31, 2024 and 2023, transactions between the Company and its joint ventures were not material to the Company’s consolidated financial statements.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of December 31, 2024, the Company’s leases have remaining terms of less than one year to nine years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
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

For contracts with lease and non‑lease components, the Company has elected not to allocate the contract consideration, and account for the lease and non-lease components as a single lease component. Payments under the Company’s lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. Variable lease cost may include common area maintenance, property taxes, and utilities. The Company has elected not to recognize a right‑of‑use asset or lease liability for short‑term leases (leases with a term of twelve months or less). Short‑term leases are recognized in the consolidated statements of operations on a straight‑line basis over the lease term.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$17,890	$20,008	$20,772
Variable lease cost	4,681	4,594	4,658
Short-term lease cost	—	—	16
Total operating lease cost	$22,571	$24,602	$25,446

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $16,927, $19,199, and $20,027 for the years ended December 31, 2024, 2023, and 2022, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating leases included in operating cash flows	$14,345	$17,899	$19,587
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$11,341	$17,015	$10,722

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $103, $397, and $1,237 for the years ended December 31, 2024, 2023, and 2022, respectively.
The weighted average remaining lease term for operating leases was 4.3 years and 4.6 years as of December 31, 2024 and 2023, respectively. The weighted average discount rate was 5.2% and 4.8% as of December 31, 2024 and 2023, respectively.
Maturities of operating lease liabilities are as follows:

December 31, 2024
2025	$13,587
2026	10,236
2027	7,335
2028	5,127
2029	3,483
Thereafter	4,002
Total future lease payments	43,770
Less: Imputed interest	(5,220)
Total operating lease liabilities	$38,550
As of December 31, 2024, the Company had additional minimum operating lease payments of $496 for executed leases that have not yet commenced, primarily for office locations.

The Company evaluates the recoverability of right‑of‑use assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. During the year ended December 31, 2024 and 2023, the Company recognized impairment charges of $2,823 and $2,239, respectively, to write‑down certain right‑of‑use assets to their fair value primarily as a result of the decision to vacate certain leased facilities. The impairment charges were recorded within various cost of revenues and operating expense line items in the consolidated statements of operations based on the function of the associated right‑of‑use asset. No impairment of right‑of‑use assets occurred for the years ended December 31, 2022.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	December 31,
	2024	2023
Cloud Services Subscription deposits	$366,895	$284,276
Accrued compensation	47,121	43,316
Accrued benefits	40,762	39,983
Due to customers	16,995	16,924
Accrued indirect taxes	9,769	10,722
Accrued acquisition stay bonus	7,536	4,336
Accrued professional fees	5,854	5,970
Employee stock purchase plan contributions	5,577	5,790
Accrued cloud provisioning costs	4,579	3,572
Deferred compensation plan liabilities	3,798	2,355
Accrued realignment costs	—	12,459
Non-contingent consideration from acquisitions	—	3,576
Other accrued and current liabilities	27,531	24,069
Total accruals and other current liabilities	$536,417	$457,348
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	December 31,
	2024	2023
Credit facilities:
Revolving loan facility due October 2029	$135,315	$—
Revolving loan facility due November 2025	—	92,028
Term loan due November 2025	—	190,000
2026 Notes	687,830	687,830
2027 Notes	575,000	575,000
Unamortized debt issuance costs	(10,057)	(16,455)
Total debt	1,388,088	1,528,403
Less: Current portion of long-term debt	—	(10,000)
Long-term debt	$1,388,088	$1,518,403

Credit Facilities
On October 18, 2024, the Company entered into the Credit Facility, which provides the Company with a $1,300,000 revolving credit facility, including a $125,000 swingline loan and $125,000 in letters of credit. The Credit Facility also provides the Company with a $500,000 “accordion” feature to increase the facility in the form of both revolving indebtedness and/or incremental term loans. On October 18, 2024, the Company used borrowings under the Credit Facility to repay a portion of the revolving indebtedness outstanding under the 2017 Credit Facility and all of the outstanding senior secured term loan. In connection with the termination of the 2017 Credit Facility and entrance into the Credit Facility, the Company performed an extinguishment versus modification assessment on a lender-by-lender basis resulting in the write-off of an insignificant amount of unamortized debt issuance costs. Additionally, $6,184 of capitalized fees paid to lenders and third parties associated with the Credit Facility were recorded in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs. Debt issuance costs are amortized to Interest expense, net, in the consolidated statements of operations through the maturity date.
The Credit Facility matures on October 18, 2029, subject to a “revolving maturity date” on the date that is 91 days prior to the maturity date of the Company’s outstanding convertible debt, unless on such date the Company meets certain liquidity requirements. Voluntary prepayments under the Credit Facility are permitted at any time without payment of any prepayment premiums.
Revolving loan borrowings under the Credit Facility bear interest, at the Company’s option, at the Alternative Base Rate or Term SOFR that reset every one, three, or six months. Under the Term SOFR elections, revolving loan borrowings bear an interest rate of the applicable Term SOFR rate plus a credit spread adjustment of 10 bps, plus a spread ranging from 125 bps to 225 bps as determined by the Company’s net leverage ratio. Under the non‑Term SOFR elections, revolving loan borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) the daily simple SOFR rate plus 100 bps, plus a spread ranging from 25 bps to 125 bps as determined by the Company’s net leverage ratio.
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
Borrowings under the Credit Facility are guaranteed by the Company’s material first tier domestic subsidiaries and are secured by a first priority security interest in substantially all of the Company’s and the guarantors’ U.S. assets, including pledges of the stock of each of their directly owned domestic and foreign subsidiaries, with the latter limited to 65% of such stock.
The agreement governing the Credit Facility contains customary affirmative and negative covenants, including restrictions on our ability to pay dividends, repurchase our Class B common stock, and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $100,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control. The Credit Facility also contains customary financial covenants, including net leverage ratio, net senior secured leverage ratio, and interest coverage ratio.
Prior to entering into the Credit Facility, the Company’s 2017 Credit Facility provided for an $850,000 senior secured revolving loan facility that was scheduled to mature on November 15, 2025.

On December 22, 2021, the Company amended the 2017 Credit Facility to provide for a $200,000 senior secured term loan with a maturity of November 15, 2025 (the “Term Loan”). The Term Loan required principal repayment at the end of each calendar quarter. Beginning with March 31, 2022 and ending with December 31, 2023, the Company was required to repay $1,250 per quarter. Beginning with March 31, 2024 and ending with the last such date prior to the maturity date, the Company was required to repay $2,500 per quarter. The Company used borrowings under the Term Loan to pay down borrowings under the swingline sub‑facility and revolving loan facility under the Credit Facility.
The Company had $150 of letters of credit outstanding and $1,164,535 available under the Credit Facility as of December 31, 2024. The Company had $150 of letters of credit outstanding and $757,822 available under the 2017 Credit facility as of December 31, 2023.
As of December 31, 2024 and 2023, the Company was in compliance with all covenants in its credit facilities.
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
During the fourth quarter of 2022, the Company paid $1,998 in cash to repurchase $2,170 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2022. The 2026 Notes were repurchased under the Company’s Repurchase Program authorization (see Note 13).
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

The Company has the option to redeem the 2026 Notes in whole or in part at any time after January 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date if the last reported sale price per share of the Company’s Class B common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. The redemption price will be equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
As of December 31, 2024, none of the conditions of the 2026 Notes to early convert has been met.
The 2026 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2026 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2027 Notes, refer to the section titled “2027 Notes” below), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2026 Notes contain both affirmative and negative covenants. As of December 31, 2024 and 2023, the Company was in compliance with all covenants in the 2026 Notes.

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
The capped call options were entered into in conjunction with the issuance of the 2026 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2026 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped call options separately from the 2026 Notes. The capped call options are indexed to the Company’s own common stock and classified in Bentley Systems stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to Additional paid-in capital in the consolidated balance sheets as of December 31, 2021.
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
The Company has the option to redeem the 2027 Notes in whole or in part at any time after July 5, 2024 and on or before the 40th scheduled trading day immediately before the maturity date if the last reported sale price per share of the Company’s Class B common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. The redemption price will be equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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
As of December 31, 2024, none of the conditions of the 2027 Notes to early convert has been met.
The 2027 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2026 Notes), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured credit facilities), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of December 31, 2024 and 2023, the Company was in compliance with all covenants in the 2027 Notes.
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
The capped call options were entered into in conjunction with the issuance of the 2027 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2027 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2027 Notes, the Company accounts for the capped call options separately from the 2027 Notes. The capped call options are indexed to the Company’s own common stock and classified in Bentley Systems stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to Additional paid-in capital in the consolidated balance sheets as of December 31, 2021.

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
Effective on April 2, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with a portion of the Company’s floating rate debt. Effective on June 26, 2023, the Company amended the interest rate swap agreement to replace the London Interbank Offered Rate rate with SOFR under the ISDA Fallback Protocols included within the agreement. Subsequent to the amendment, the Company will continue to pay a fixed interest rate of 72.9 bps, and will receive a floating interest rate equal to daily SOFR plus an ARRC spread adjustment of 11.448 bps. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability on the consolidated balance sheets and carries the derivative at fair value (see Note 17). Gain (loss) from the change in fair value and payments related to the interest rate swap are recognized in Other income (expense), net in the consolidated statements of operations (see Note 20). The bank counterparty to the derivative potentially exposes the Company to credit-related losses in the event of nonperformance. To mitigate that risk, the Company only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. The Company monitors counterparty risk on at least a quarterly basis and adjusts its exposure as necessary. The Company does not enter into derivative instrument transactions for trading or speculative purposes.
Interest Expense, Net
Interest expense, net consists of the following:

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$(16,967)	$(34,973)	$(26,275)
Amortization of deferred debt issuance costs	(7,338)	(7,291)	(7,291)
Other interest (expense) income	(469)	933	(1,490)
Interest income	2,730	1,538	421
Interest expense, net	$(22,044)	$(39,793)	$(34,635)
The weighted average interest rate on credit facility borrowings were 7.22%, 7.13%, and 3.84% for the years ended December 31, 2024, 2023, and 2022, respectively.
Scheduled maturities of long‑term debt are as follows:

December 31, 2024
2026	$687,830
2027	575,000
2029	135,315
Total scheduled maturities of long-term debt	$1,398,145

Note 11: Executive Incentive Plans
Executive Bonus Plan
The Company maintains the Bonus Plan, which is a legacy plan from decades prior to the Company’s IPO and was established to compensate a limited set of executives with substantial holdings of the Company’s common stock. As of January 1, 2024, Gregory S. Bentley was the sole remaining participant in the Bonus Plan. Pursuant to the Bonus Plan, participants are eligible to receive incentive bonuses that are determined based on the Company’s adjusted Management Report Operating Income (“MROI”), as defined in the plan agreement and before deduction for such plan payments. For purposes of the Bonus Plan, the bonus pool thereunder may be funded with up to an aggregate of 20% of the Company’s adjusted MROI, subject to approval by the Sustainability Committee of the Company’s Board of Directors (the “Committee”), with payments made to plan participants based on each such participant’s allocated interest in the bonus pool. The plan permits the deduction of certain holdback amounts from the plan’s pool, from which amounts can then be allocated to fund items including equity and/or cash incentive compensation for non‑plan participants and participant charitable contributions.
As part of Gregory S. Bentley’s transition to the role of Executive Chair effective July 1, 2024, on June 26, 2024, the Committee approved Amendment No. 2 to the Bonus Plan pursuant to which (in addition to other conforming changes) Mr. Bentley’s fractional interest under the Bonus Pool Plan was reduced from 12/33 to 4/33 effective July 1, 2024.
On November 2, 2022, the Committee approved an amendment to the Bonus Plan such that with respect to fiscal year 2022, one‑third of the Company’s Chief Investment Officer’s allocated percentage interest will be multiplied by a coefficient derived from the performance of the Company’s BSY Investments group (the Company’s executive team focused on portfolio development, mergers and acquisitions, venture capital investing, digital integrator business activities, and various incubating and accelerating business activities). This coefficient is generally determined by calculating the annual increase (or decrease) in value of the BSY Investments portfolio, taking into account applicable fees and an annual hurdle rate, in all cases, as approved by the Company’s non-employee directors. The Company’s Chief Investment Officer retired effective March 31, 2023 and received one Bonus Plan payout during 2023 in respect to the 2022 fiscal year under the amended allocated percentage interest.
A participant may defer any portion, or all, of such participant’s incentive bonus payable pursuant to the Bonus Plan into the DCP (see Note 12). The Bonus Plan provides, in part, that a participant may elect to receive any portion, or all, of such participant’s non‑deferred incentive bonus in the form of shares of fully vested Class B common stock issued under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”), subject to the limitation described below. The Company records the election of non‑deferred incentive bonus in the form of shares of fully vested Class B common stock as stock‑based compensation expense in the consolidated statements of operations (see Note 15). Such election must be made prior to the start of the applicable calendar quarter for which the incentive bonus is to be paid, and the number of shares of Class B common stock payable in respect of such elected amount is calculated using a volume-weighted average price of the Company’s Class B common stock for the period commencing on the tenth trading day prior to the end of the applicable calendar quarter and ending on the tenth trading day following the end of the applicable calendar quarter. Notwithstanding participants’ elections to receive shares of fully vested Class B common stock in respect of their non‑deferred incentive bonus payments, if, in any calendar quarter, the aggregate U.S. dollar value of shares of fully vested Class B common stock payable in respect of the non‑deferred incentive bonuses exceeds $7,500, the portion of each participant’s non‑deferred incentive bonus payable in shares of fully vested Class B common stock will be reduced pro rata such that the $7,500 limit is not exceeded, and, for each affected participant, the amount of such reduction will be payable in cash.
For the years ended December 31, 2024, 2023, and 2022, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $16,337, $21,463, and $33,242, respectively.

Career Stock Program
In connection with Nicholas H. Cumins’ transition to the role of Chief Executive Officer effective July 1, 2024, on June 26, 2024, the Committee adopted a compensatory program (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the 2020 Plan. As of December 31, 2024, Mr. Cumins is the sole participant in the Career Stock Program. Under the Career Stock Program, the Committee may from time to time grant RSU awards to program participants, the amount of which is to be determined based upon the Company’s Adjusted OI w/SBC growth in the year preceding the date of grant (the “Performance Year”), specifically, an amount equal to 10 percent of the difference between realized Adjusted OI w/SBC growth during the Performance Year and an inflation-adjusted target growth level for such Performance Year. Any such awards, if made, would thereafter cliff vest five years following the end of the Performance Year and would otherwise be subject to the terms and conditions of the 2020 Plan. As of December 31, 2024, the Committee has not yet made any awards to Mr. Cumins with respect to the Career Stock Program.
Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s DCP, certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of December 31, 2024, shares of Class B common stock available for future issuance under the DCP were 4,349,950.
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
Deferred compensation plan expense (income) was $12,382, $13,580, and $(15,782) for the years ended December 31, 2024, 2023, and 2022, respectively.
For the years ended December 31, 2024, 2023, and 2022, DCP elective participant deferrals were $188, $1,765, and $6,580, respectively. No discretionary contributions were made to the DCP during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023, phantom shares of the Company’s Class B common stock issuable by the DCP were 12,728,808 and 17,364,980, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	December 31,
	2024	2023
Accruals and other current liabilities	$3,798	$2,355
Deferred compensation plan liabilities	96,684	88,181
Total DCP liabilities	$100,482	$90,536

Other Plans
The Company maintains a qualified 401(k) profit‑sharing plan (the “401(k) Plan”) for the benefit of substantially all U.S.‑based full‑time colleagues. The Company may make discretionary profit‑sharing contributions to the 401(k) Plan. The Company matches 50%, up to a maximum of 6% of qualified cash compensation for each eligible participating colleague. The Company’s matching contributions to the 401(k) Plan were $5,472, $5,260, and $4,933, for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company also maintains various retirement benefit plans (primarily defined contribution plans) for colleagues of its international subsidiaries. The Company’s contributions to these plans were $13,531, $13,208, and $11,803, for the years ended December 31, 2024, 2023, and 2022, respectively.
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
During the year ended December 31, 2023, 64,130 shares of Class A common stock were converted to Class B common stock.
BSY Stock Repurchase Program
In May 2022, the Company announced that its Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock through June 30, 2024. In December 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The Company’s authorization under the Repurchase Program approved in May 2022 expired on June 30, 2024. In March 2024, the Company’s Board of Directors approved an extension to the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or outstanding convertible senior notes from June 30, 2024 through June 30, 2026. As of December 31, 2024, $173,155 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.

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
During the year ended December 31, 2024, the Company repurchased 1,292,733 shares for $64,359 under the Repurchase Program. The Company did not make repurchases under the Repurchase Program during the year ended December 31, 2023. During the year ended December 31, 2022, the Company repurchased 896,126 shares for $28,250, and $2,170 aggregate principal amount of the Company’s outstanding 2026 Notes for $1,998 (see Note 10) under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
During the year ended December 31, 2024, the Company issued 4,707,845 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued 3,410,006 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 935,939 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $38,456. During the year ended December 31, 2022, the Company issued 3,541,375 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 500,332 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $24,246.
During the year ended December 31, 2024, the Company issued 282,340 shares of Class B common stock, respectively, in connection with Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued 247,867 shares of Class B common stock in connection with the Bonus Plan incentive compensation, net of 135,314 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,756. During the year ended December 31, 2022, the Company issued 445,050 shares of Class B common stock in connection with the Bonus Plan incentive compensation, net of 124,116 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,197.
During the year ended December 31, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options.
During the year ended December 31, 2023, the Company issued 2,621,959 shares of Class B common stock to colleagues who exercised their stock options, net of 238,627 shares withheld at exercise to pay for the cost of the stock options, as well as for $6,581 of applicable income tax withholdings. The Company received $11,715 in cash proceeds from the exercise of stock options.
During the year ended December 31, 2022, the Company issued 2,613,659 shares of Class B common stock to colleagues who exercised their stock options, net of 397,501 shares withheld at exercise to pay for the cost of the stock options, as well as for $9,188 of applicable income tax withholdings. The Company received $8,338 in cash proceeds from the exercise of stock options.

During the year ended December 31, 2022, the Company issued 185,178 shares of Class B common stock related to the exercise of acquisition options (see Note 15), net of 714,822 shares withheld at exercise to pay for the cost of the options. The Company did not receive any proceeds from the exercise of these options.
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
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2024:
Fourth quarter	$0.06	$18,130
Third quarter	0.06	18,134
Second quarter	0.06	17,980
First quarter	0.06	17,871
Total	$0.24	$72,115
2023:
Fourth quarter	$0.05	$14,764
Third quarter	0.05	14,768
Second quarter	0.05	14,702
First quarter	0.05	14,522
Total	$0.20	$58,756
2022:
Fourth quarter	$0.03	$8,730
Third quarter	0.03	8,592
Second quarter	0.03	8,678
First quarter	0.03	8,353
Total	$0.12	$34,353
Dividends Declared Subsequent to December 31, 2024
In February 2025, our Board of Directors approved cash dividends of $0.07 per share payable on March 27, 2025 to all stockholders of record of Class A and Class B common stock as of the close of business on March 19, 2025.
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
During the year ended December 31, 2024, colleagues who elected to participate in the ESPP purchased a total of 253,578 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,228. Of the total 260,437 shares purchased, 6,859 shares were sold back to the Company to pay for applicable income tax withholdings of $348. During the year ended December 31, 2023, colleagues who elected to participate in the ESPP purchased a total of 315,840 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $9,988. Of the total 333,324 shares purchased, 17,484 shares were sold back to the Company to pay for applicable income tax withholdings of $845. During the year ended December 31, 2022, colleagues who elected to participate in the ESPP purchased a total of 307,406 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $10,335. Of the total 314,471 shares purchased, 7,065 shares were sold back to the Company to pay for applicable income tax withholdings of $273. As of December 31, 2024 and 2023, $5,577 and $5,790 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of December 31, 2024, shares of Class B common stock available for future issuance under the ESPP were 24,018,460.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2021	$(90,867)	$(907)	$(91,774)
Other comprehensive income, before taxes	1,459	820	2,279
Tax expense	—	(245)	(245)
Other comprehensive income, net of taxes	1,459	575	2,034
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, December 31, 2022	(89,408)	(332)	(89,740)
Other comprehensive income, before taxes	4,774	68	4,842
Tax expense	—	(89)	(89)
Other comprehensive income (loss), net of taxes	4,774	(21)	4,753
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, December 31, 2023	(84,634)	(353)	(84,987)
Other comprehensive (loss) income, before taxes	(19,308)	220	(19,088)
Tax expense	—	(45)	(45)
Other comprehensive (loss) income, net of taxes	(19,308)	175	(19,133)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(42)	—	(42)
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
Restricted stock and RSUs expense	$58,921	$54,606	$40,754
Bonus Plan expense (see Note 11)	12,344	14,801	28,571
ESPP expense (see Note 13)	2,426	2,407	2,890
Stock grants expense	600	600	450
Stock option expense	—	343	2,150
DCP elective participant deferrals expense (1) (see Note 12)	126	215	391
Total stock-based compensation expense (2)	$74,417	$72,972	$75,206

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of December 31, 2024 and 2023, $1,556 and $4,043 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of subscriptions and licenses	$1,506	$4,444	$2,781
Cost of services	3,142	3,196	2,055
Research and development	20,862	19,380	27,209
Selling and marketing	12,972	11,565	8,898
General and administrative	35,935	34,387	34,263
Total stock-based compensation expense	$74,417	$72,972	$75,206
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of December 31, 2024, equity awards available for future grants under the 2020 Plan were 19,709,483.

Restricted Stock and RSUs
Under the 2020 Plan, the Company may grant both time‑based and performance‑based shares of restricted Class B common stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. Performance targets are generally set for performance periods of one year to three years. The fair value of restricted stock and RSUs is determined by the product of the number of shares granted and the Company’s Class B common stock price on the grant date.
Shares of restricted stock have voting rights and, subject to the terms of the award agreements, the time‑based restricted stock awards generally accrue declared dividends which are paid upon vesting. RSUs, which may be cash or share‑settled depending on the award, do not have voting rights and, subject to the terms of the award agreements, the time‑based RSUs have dividend equivalent rights and do not accrue cash dividends. Recipients of the Company’s outstanding performance‑based restricted stock awards and RSUs are paid dividends prior to vesting.
The following is a summary of unvested restricted stock and RSUs activity and related information:

							Time-	Performance-
							Based	Based
			Time-				Weighted	Weighted
	Total		Based				Average	Average
	Restricted		Restricted		Performance-		Grant Date	Grant Date
	Stock		Stock		Based		Fair Value	Fair Value
	and RSUs		and RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2023	3,303,849		2,938,208	(3)	365,641	(5)	$39.87	$39.21
Granted	1,661,929	(1)	1,455,017	(4)	206,912	(6)	50.48	49.49
Vested	(1,237,464)		(1,055,674)		(181,790)		38.06	39.15
Forfeited and canceled	(311,305)		(269,848)		(41,457)		40.68	43.42
Unvested, December 31, 2024	3,417,009	(2)	3,067,703		349,306		$45.45	$44.83

(1)For the year ended December 31, 2024, the Company only granted RSUs.
(2)Includes 34,652 RSUs which are expected to be settled in cash.
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
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs will be subject to a cliff, whereby no vesting of that portion will occur unless the Company’s applicable margin metrics (which, for 2022 was Adjusted EBITDA margin, and for 2023 and 2024 was Adjusted OI w/SBC margin, excluding the impact of foreign currency exchange fluctuations) also equals or exceeds the relevant target level for such year. Provided that the applicable margin targets are met, the total number of performance‑based RSUs that will vest is determined by the achievement of growth targets, which include growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. As of December 31, 2024, 162,038 of the aforementioned performance‑based RSUs were outstanding. On January 31, 2025, 162,038 performance‑based RSUs were determined to be vested based on the achievement of the performance goals during the Performance Period.

In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the years ended December 31, 2024, 2023, and 2022, 1,569, 1,562, and 10,888 shares, respectively, were delivered to colleagues, and 32, 36, and 30 additional shares, respectively, were earned as a result of dividends. As of December 31, 2024, 2023, and 2022, 6,300, 7,837, and 9,363 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $50.36, $42.29, and $38.18 for the years ended December 31, 2024, 2023, and 2022, respectively.
For the years ended December 31, 2024, 2023, and 2022, restricted stock and RSUs were issued net of 197,328, 161,841, and 112,698 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $9,966, $7,299, and $4,491, respectively.
As of December 31, 2024, there was $96,151 of unrecognized compensation expense related to unvested time‑based restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of December 31, 2024, there was $1,802 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years.
Stock Grants
Under the 2020 Plan, the Company may grant unrestricted, fully vested shares of Class B common stock. The fair value of stock grants is determined by the product of the number of fully vested Class B common stock granted and the Company’s common stock price on the grant date. The total expense related to stock grants is recognized on the grant date as the issued awards are fully vested.
For the years ended December 31, 2024, 2023, and 2022, the Company granted 11,391, 12,639, and 13,632 fully vested shares of Class B common stock, respectively, with a fair value of $600, $600, and $450, respectively.
Stock Options
The fair value of each stock option award was estimated on the date of grant using the Black‑Scholes option pricing model. Stock options generally vest ratably on each of the first four anniversaries of the grant date. The Company did not grant stock options during the years ended December 31, 2024, 2023, and 2022.
The following is a summary of stock option activity and related information:

		Weighted
		Average
	Stock	Exercise Price
	Options	Per Share
Outstanding, December 31, 2023	916,429	$5.74
Exercised	(911,429)	5.74
Forfeited and expired	(5,000)	5.74
Outstanding, December 31, 2024	—	$0.00

For the years ended December 31, 2024, 2023, and 2022, the Company received cash proceeds of $4,007, $11,715, and $8,338, respectively, related to the exercise of stock options. The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023, and 2022 was $40,775, $112,025, and $101,643, respectively.
As of December 31, 2024, there was no remaining unrecognized compensation expense related to unvested stock options.
Acquisition Options
In connection with an acquisition completed in March 2018, the Company issued to certain selling shareholder entities options to acquire an aggregate of up to 900,000 shares of Class B common stock. As of December 31, 2020, the Company fully recognized the stock‑based compensation expense associated with these options. During the year ended December 31, 2022, 900,000 options were exercised. No acquisition options remained outstanding as of December 31, 2022.
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
Equity Awards Subsequent to December 31, 2024
In January 2025, in connection with the appointment of the Company’s Chief Operating Officer, the Company granted 165,344 time‑based RSUs, which vest as follows: 14% on May 13, 2025, 14% on December 15, 2025, and 18% on each of December 15, 2026, 2027, 2028, and 2029. The unrecognized compensation expense related to these RSUs is approximately $7,700, which is expected to be recognized over a weighted average period of approximately 4.9 years.
Note 16: Income Taxes
The components of Income before income taxes consist of the following:

	Year Ended December 31,
	2024	2023	2022
Domestic	$118,624	$16,652	$98,188
International	174,431	166,875	100,087
Income before income taxes	$293,055	$183,527	$198,275

The (Provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(7,194)	$(12,899)	$(2,307)
State	(2,674)	(2,567)	(1,387)
Foreign	(36,287)	(40,171)	(22,715)
	(46,155)	(55,637)	(26,409)
Deferred:
Federal	(7,627)	134,516	3,547
State	(4,057)	29,514	60
Foreign	(887)	34,848	1,519
	(12,571)	198,878	5,126
(Provision) benefit for income taxes	$(58,726)	$143,241	$(21,283)
A reconciliation of the U.S. statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.1	(0.3)	1.0
Stock-based compensation	(16.0)	(22.9)	(21.4)
Non-deductible officer compensation	14.1	14.9	11.0
Tax credits	(3.0)	(5.8)	(2.9)
Withholding taxes	3.4	4.9	2.8
Foreign tax rate differential	(3.3)	(3.0)	(2.0)
Net tax on foreign earnings (GILTI/FDII)	0.5	4.2	0.9
Transaction costs	0.1	(0.1)	0.5
Tax impact of internal legal entity restructuring	—	(93.1)	—
Other	1.1	2.2	(0.2)
Effective income tax rate	20.0%	(78.0%)	10.7%
For the year ended December 31, 2024, the effective tax rate was higher as compared to the year ended December 31, 2023 primarily due to the discrete tax benefit recognized as a result of the internal legal entity restructuring during the fourth quarter of 2023 described below, as well as a decrease in discrete tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, partially offset by the decrease in the adverse effective tax rate impact of the net tax on foreign earnings. The decrease in net tax on foreign earnings is primarily related to increased foreign creditable taxes available to reduce the net impact of the GILTI inclusion. For the year ended December 31, 2023, the effective tax rate was lower as compared to the year ended December 31, 2022 primarily due to the discrete tax benefit recognized as a result of the internal legal entity restructuring during the fourth quarter of 2023 described below. For the years ended December 31, 2024, 2023, and 2022, the Company recorded discrete tax benefits of $5,583, $14,648, and $20,501, respectively, associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.

During the fourth quarter of 2023, the Company recognized a net discrete income tax benefit of $170,784 attributable to internal legal entity restructuring and related intra-entity transactions as part of its continuing efforts to align intellectual property ownership with the Company’s business operating model. These transactions resulted in the recognition of deferred tax benefits arising from the net increase in deferred tax assets related to intangibles and goodwill of $171,622. As of December 31, 2023, the deferred tax assets represented the undiscounted future anticipated cash tax impacts of basis differences, which were expected to be realized through tax amortization over the next 13 years, beginning in 2024. The benefit of the internal legal entity restructuring was partially offset by an increase in the effective tax rate impact of the GILTI inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes and a decrease in discrete tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, recognized during the year ended December 31, 2023 as compared to the prior year.
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
The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2024	2023
Deferred tax assets:
Accrued compensation	$32,875	$38,220
NOL and credit carryforwards	19,679	19,677
Intangible assets including goodwill	142,293	137,576
Convertible debt and 163(j) limitation	5,281	14,364
Lease liabilities	5,810	7,610
Other accruals not currently deductible	1,294	502
Allowance for doubtful accounts	1,048	1,852
Deferred revenues	1,899	4,402
Other	581	2,852
Total deferred tax assets	210,760	227,055
Less: Valuation allowance	(4,474)	(2,664)
Net deferred tax assets	206,286	224,391
Deferred tax liabilities:
Operating lease right-of-use assets	(4,607)	(6,762)
Prepaid expenses	(714)	(2,746)
Unrealized gains and losses	(8,522)	(8,131)
Property and equipment	(2,769)	(3,639)
Total deferred tax liabilities	(16,612)	(21,278)
Net deferred tax assets (liabilities)	$189,674	$203,113
The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of NOL carryforwards, credit carryforwards, and temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the items are expected to reverse.

The Company had deferred tax assets for tax credits and NOLs, net of unrecognized tax positions, primarily related to:

Jurisdiction:	December 31, 2024	Begin to Expire
U.S. Federal NOL	$3,176	2034
U.S. Federal research and development credits	139	2039
U.S. Federal foreign tax credits	235	2028
U.S. State NOL	1,316	2036
U.S. State research and development credits	919	2032
U.K. NOL	5,737	Indefinite
U.K. research and development credits	1,400	Indefinite
Canadian research and development credit	1,216	2030
As of December 31, 2024 and 2023, the Company has a valuation allowance recorded against net deferred tax assets related to NOLs and tax attributes in certain jurisdictions of $4,474 and $2,664, respectively. During the year ended December 31, 2024, the Company increased the valuation allowance by $1,810, which was primarily related to taxable losses in various foreign jurisdictions. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.
We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. No additional provision has been made for U.S. and non‑U.S. income taxes on the undistributed earnings of subsidiaries that are expected to be indefinitely reinvested. As of December 31, 2024, certain subsidiaries had approximately $298,041 of cumulative undistributed earnings that have been deemed permanently reinvested. A liability could arise if our intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
The following is a reconciliation of the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$466	$910	$1,331
Increases for tax positions of prior years	—	12	—
Decreases for tax positions of prior years	(26)	(9)	(121)
Increases for tax positions related to the current year	—	—	—
Decreases relating to settlements with taxing authorities	(382)	—	(35)
Reductions as a result of lapse of the statute of limitations	(58)	(447)	(265)
Gross unrecognized tax benefits, end of year	$—	$466	$910
As of December 31, 2024, 2023, and 2022, the Company had total unrecognized tax benefits including interest and penalties of $0, $557, and $1,194, respectively, of which $0, $554, and $1,181, respectively, would impact the Company’s effective tax rate if recognized. Interest expense and penalties related to unrecognized tax benefits included in the (Provision) benefit for income taxes were $91, $194, $89 for the years ended December 31, 2024, 2023, and 2022, respectively. The cumulative accrued interest and penalties related to unrecognized tax benefits were $0, $91, and $284 as of December 31, 2024, 2023, and 2022, respectively.

The Company is subject to income tax in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax‑related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company’s tax return positions are fully supportable. The tax benefit recognized is based on the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The (Provision) benefit for income taxes in the consolidated statements of operations includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company records accrued interest and/or penalties, where applicable, related to unrecognized tax benefits as part of the (Provision) benefit for income taxes in the consolidated statements of operations. The Company records the amount of uncertain taxes expected to be paid in the next 12 months as a current liability and records the remaining amount in Other liabilities in the consolidated balance sheets.
The Company is currently under audit in the U.K. for years 2018 through 2022 and in Canada for years 2021 through 2023. In addition, the Company is under audit in various other foreign taxing jurisdictions that are not material to the consolidated financial statements. The Company’s U.S. consolidated federal income tax returns for years 2021 through 2024 may be subject to examination by the Internal Revenue Service. The Company also may be subject to examination by other significant jurisdictions, including the Irish Revenue Commissioners for Irish tax purposes for years 2015 through 2024 and by the Inland Revenue Department for New Zealand Tax purposes for years 2019 through 2024.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”). The OECD has continued to issue administrative guidance and interpretations regarding the Pillar 2 rules. A number of E.U. and G20 member nations, including locations where the Company currently has operations, are at various stages in the process of enacting tax legislation to incorporate aspects of the Pillar 2 rules. For countries that have adopted the model rules, certain aspects of the Pillar 2 rules became effective in 2024, while other aspects are expected to become effective in 2025. Due to the uncertainty regarding which countries will enact Pillar 2 legislation and in what form the legislation will be adopted, as well as uncertainty regarding the timing of individual country legislative action and the underlying complexity of the rules, we are still assessing the impact, if any, of the Pillar 2 legislation on the Company. Pillar 2 legislation did not have a material impact on the (Provision) benefit for income taxes in the consolidated statements for the year ended December 31, 2024.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of December 31, 2024 and 2023:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-Term Debt — The fair value of the Company’s credit facility borrowings approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of December 31, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $671,123 and $519,271, respectively. As of December 31, 2023, the estimated fair value of the 2026 Notes and 2027 Notes was $684,205 and $516,051, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

December 31, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,648	$—	$5,648
Interest rate swap (2)	—	32,172	32,172
Total assets	$5,648	$32,172	$37,820
Liabilities:
Deferred compensation plan liabilities (3)	$100,482	$—	$100,482
Cash-settled equity awards (4)	440	—	440
Total liabilities	$100,922	$—	$100,922

December 31, 2023	Level 1	Level 2	Total
Assets:
Money market funds (1)	$1	$—	$1
Interest rate swap (2)	—	32,162	32,162
Total assets	$1	$32,162	$32,163
Liabilities:
Deferred compensation plan liabilities (3)	$90,536	$—	$90,536
Cash-settled equity awards (4)	781	—	781
Total liabilities	$91,317	$—	$91,317

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $3,798 and $2,355 as of December 31, 2024 and 2023, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.
Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the years ended December 31, 2024 and 2023, the Company entered into approximately $45,500 and $158,000, respectively, of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. As of December 31, 2024, total non‑cancelable future cash purchase commitments were approximately $113,700, of which the Company expects approximately $59,200 to be paid over the next 12 months and approximately $54,500 to be paid through September 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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

Note 19: Segment and Geographic Information
The Company operates and manages its business in a single reportable segment, the development and marketing of computer software and related services. The Company defines its CODM to be its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company’s reported measures of profit or loss for segment reporting purposes are Net income and Adjusted OI w/SBC. The CODM is regularly provided Net income and Adjusted OI w/SBC to understand the Company’s financial and operating results across accounting periods and for comparison of the Company’s results to those of other companies. The CODM regularly reviews Adjusted OI w/SBC for internal budgeting and forecasting purposes, to evaluate operating performance, and to make decisions on allocation of resources. The CODM does not use segment asset information to evaluate operating performance or allocate resources.
The presentation of Net income is included in the Company’s consolidated statements of operations. Adjusted OI w/SBC is a non‑GAAP financial measure and is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, and realignment expenses (income), for the respective periods.
Reconciliation of operating income to Adjusted OI w/SBC:

	Year Ended December 31,
	2024	2023	2022
Operating income	$302,150	$230,542	$208,612
Amortization of purchased intangibles (see Note 6)	46,679	51,219	53,592
Deferred compensation plan	12,382	13,580	(15,782)
Acquisition expenses (1)	10,222	17,866	25,398
Realignment expenses (2)	789	11,470	2,109
Adjusted OI w/SBC	$372,222	$324,677	$273,929

Further explanation of certain of the Company’s adjustments in arriving at Adjusted OI w/SBC are as follows:
(1)Acquisition expenses. The Company incurs expenses for professional services rendered in connection with business combinations, which are recorded in General and administrative in the consolidated statements of operations. Also included in the Company’s acquisition expenses are retention incentives paid to executives of the acquired companies. For the year ended December 31, 2022, $9,804 of the Company’s acquisition expenses related to the Company’s platform acquisition of PLS.
(2)Realignment expenses. During the fourth quarter of 2023, the Company approved the 2023 Program. For the years ended December 31, 2024 and 2023, the Company recognized realignment costs related to the aforementioned program of $847 and $12,579, respectively, which represent termination benefits for colleagues whose roles were impacted (see Note 21). For the year ended December 31, 2023, Realignment expenses were partially offset by income associated with the continued wind down of the Company’s Russian entities. For the year ended December 31, 2022, Realignment expenses were comprised of asset impairments and termination benefits as a result of the Company’s decision to wind down business and exit the Russian market beginning in the second quarter of 2022.
“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment of the Company’s colleagues, and third‑party personnel expenses and related overhead. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $787,248, $748,772, and $665,310 are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $331,414, $152,854, and $258,992 for the years ended December 31, 2024, 2023, and 2022, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s Adjusted OI w/SBC measure of profit or loss for segment reporting purposes, other segment items were $202,994, $179,246, and $173,483 for the years ended December 31, 2024, 2023, and 2022, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Within the reconciliation of Adjusted OI w/SBC, retention incentives paid to executives of acquired companies included as a component of acquisition expenses and costs associated with the 2023 Program included as a component of realignment expenses totaling $9,369, $24,282, and $13,640 for the years ended December 31, 2024, 2023, and 2022, respectively, are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	December 31,
	2024	2023
Americas (1)	$230,964	$272,492
EMEA	32,712	40,411
APAC	16,384	14,460
Total long-lived assets	$280,060	$327,363

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2024	2023	2022
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$10	$(5,038)	$27,083
Foreign exchange (1)	939	2,497	(9,901)
Sale of aircraft (see Note 5)	—	—	2,029
Change in fair value of acquisition contingent consideration (see Note 17)	—	—	1,427
Receipts related to interest rate swap	9,309	8,803	1,947
Other income (expense), net (2)	2,691	(13,484)	1,713
Total other income (expense), net	$12,949	$(7,222)	$24,298

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other income (expense), net for the year ended December 31, 2023 includes investment impairment and other charges of $(16,988), partially offset by gains on investments of $2,360 (see Note 7).
Note 21: Realignment Costs
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve the Company’s accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in AI in product development. For the years ended December 31, 2024 and 2023, the Company incurred realignment costs related to the aforementioned program of $847 and $12,579, respectively, which represent termination benefits for colleagues whose roles were impacted. The 2023 Program activities have been broadly implemented across the Company’s various businesses, which were substantially completed by the end of the second quarter of 2024, and payments of termination benefits were completed as of December 31, 2024.
Realignment costs (income) by expense classification were as follows:

	Year Ended December 31,
	2024	2023
Cost of revenues:
Cost of subscriptions and licenses	$1,227	$839
Cost of services	(85)	1,246
Total cost of revenues	1,142	2,085
Operating expenses:
Research and development	(118)	4,995
Selling and marketing	413	4,012
General and administrative	(590)	1,487
Total operating expenses	(295)	10,494
Total realignment costs	$847	$12,579

Accruals and other current liabilities in the consolidated balance sheets included amounts related to the realignment activities as follows:

Balance, December 31, 2022	$—
Realignment costs	12,579
Payments	(268)
Adjustments (1)	148
Balance, December 31, 2023	$12,459
Realignment costs	847
Payments	(12,768)
Adjustments (1)	(538)
Balance, December 31, 2024	$—

(1)Adjustments include foreign currency translation and other adjustments.
Note 22: Net Income Per Share Attributable to Bentley Systems Stockholders
To compute the numerator of basic net income per share attributable to Bentley Systems stockholders, undistributed net income attributable to Bentley Systems allocated to participating securities (described further below) using the required two‑class method, is subtracted from net income attributable to Bentley Systems. The denominator of basic net income per share attributable to Bentley Systems stockholders is the weighted average number of shares, inclusive of undistributed shares held in the DCP as phantom shares of the Company’s Class B common stock.
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of December 31, 2024, 2023, and 2022, there were 349,306, 365,641, and 362,773 participating securities outstanding, respectively.
To compute the numerator of diluted net income per share attributable to Bentley Systems stockholders, interest expense, net of tax, attributable to the assumed conversion of the convertible senior notes using the if‑converted method is added back to basic net income attributable to Bentley Systems. To compute the denominator of diluted net income per share attributable to Bentley Systems stockholders, the basic weighted average number of shares is adjusted for the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP using the treasury stock method, and for the dilutive effect of the assumed conversion of the convertible senior notes using the if‑converted.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A and Class B common stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, net income per share attributable to Bentley Systems stockholders would not differ under the two‑class method.

The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to Bentley Systems	$234,787	$326,787	$174,780
Less: Net income attributable to Bentley Systems allocated to participating securities	(84)	(74)	(42)
Basic net income attributable to Bentley Systems stockholders	234,703	326,713	174,738
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	6,880	6,874	6,810
Diluted net income attributable to Bentley Systems stockholders	$241,583	$333,587	$181,548

Denominator:
Basic weighted average shares	314,886,615	312,358,823	309,226,677
Dilutive effect of stock options, restricted stock, and RSUs	1,185,014	2,435,456	4,705,172
Dilutive effect of ESPP	68,752	75,568	166,606
Dilutive effect of assumed conversion of convertible senior notes	17,633,786	17,633,786	17,666,703
Diluted weighted average shares	333,774,167	332,503,633	331,765,158

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.75	$1.05	$0.57
Diluted	$0.72	$1.00	$0.55
There were no anti‑dilutive securities for the years ended December 31, 2024 or 2023. For the year ended December 31, 2022, 718,105 RSUs were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders as including them would have an anti‑dilutive effect.