Form 10-Q
period 2025-03-31
BENTLEY SYSTEMS INC
filed 2025-05-07
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the registrant had 11,537,627 shares of Class A and 291,843,811 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three months ended March 31, 2025. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$83,637	$64,009
Accounts receivable	312,296	322,862
Allowance for doubtful accounts	(8,736)	(8,395)
Prepaid income taxes	8,802	13,066
Prepaid and other current assets	50,056	50,531
Total current assets	446,055	442,073
Property and equipment, net	33,302	33,798
Operating lease right-of-use assets	31,765	32,303
Intangible assets, net	202,811	213,959
Goodwill	2,380,494	2,367,179
Investments	25,871	25,764
Deferred income taxes	199,405	198,286
Other assets	83,231	86,445
Total assets	$3,402,934	$3,399,807
Liabilities and Equity
Current liabilities:
Accounts payable	$24,498	$16,479
Accruals and other current liabilities	163,858	169,522
Cloud Services Subscription deposits	447,907	366,895
Deferred revenues	244,075	245,729
Operating lease liabilities	11,744	11,656
Income taxes payable	13,905	4,053
Current portion of long-term debt	—	—
Total current liabilities	905,987	814,334
Long-term debt	1,244,308	1,388,088
Deferred compensation plan liabilities	94,962	96,684
Long-term operating lease liabilities	26,092	26,894
Deferred revenues	16,576	16,641
Deferred income taxes	8,285	8,612
Income taxes payable	3,615	3,615
Other liabilities	5,420	3,819
Total liabilities	2,305,245	2,358,687
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of March 31, 2025 and December 31, 2024	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 291,372,179 and 290,439,703 shares as of March 31, 2025 and December 31, 2024, respectively	2,914	2,905
Additional paid-in capital	1,239,817	1,217,986
Accumulated other comprehensive loss	(97,583)	(104,078)
Accumulated deficit	(47,681)	(75,941)
Total Bentley Systems stockholders’ equity	1,097,582	1,040,987
Noncontrolling interest	107	133
Total equity	1,097,689	1,041,120
Total liabilities and equity	$3,402,934	$3,399,807

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Subscriptions	$342,318	$307,089
Perpetual licenses	10,792	9,512
Subscriptions and licenses	353,110	316,601
Services	17,432	21,162
Total revenues	370,542	337,763
Cost of revenues:
Cost of subscriptions and licenses	46,498	40,218
Cost of services	19,161	21,612
Total cost of revenues	65,659	61,830
Gross profit	304,883	275,933
Operating expense (income):
Research and development	72,450	68,371
Selling and marketing	63,059	54,386
General and administrative	47,228	46,482
Deferred compensation plan	(1,246)	5,799
Amortization of purchased intangibles	8,208	8,964
Total operating expenses	189,699	184,002
Income from operations	115,184	91,931
Interest expense, net	(3,808)	(6,520)
Other income, net	449	7,137
Income before income taxes	111,825	92,548
Provision for income taxes	(20,488)	(22,247)
Equity in net income of investees, net of tax	1	9
Net income	91,338	70,310
Less: Net income (loss) attributable to noncontrolling interest	(30)	—
Net income attributable to Bentley Systems	$91,368	$70,310

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.29	$0.22
Diluted	$0.28	$0.22
Weighted average shares:
Basic	315,130,071	314,295,102
Diluted	333,441,006	333,623,518

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$91,338	$70,310
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,472	(7,733)
Actuarial gain on retirement plan, net of tax effect of $(8) and $(28), respectively	27	101
Total other comprehensive income (loss), net of taxes	6,499	(7,632)
Comprehensive income	97,837	62,678
Less: Net income (loss) attributable to noncontrolling interest	(30)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	—
Comprehensive income attributable to Bentley Systems	$97,863	$62,678

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120
Net income (loss)	—	—	—	—	91,368	91,368	(30)	91,338
Other comprehensive income	—	—	—	6,495	—	6,495	4	6,499
Dividends declared	—	—	—	—	(21,198)	(21,198)	—	(21,198)
Shares issued in connection with deferred compensation plan	689,203	7	(7)	—	—	—	—	—
Shares issued in connection with executive bonus plan	22,818	—	1,062	—	—	1,062	—	1,062
Shares issued in connection with employee stock purchase plan, net	130,212	1	5,311	—	(169)	5,143	—	5,143
Stock-based compensation expense	—	—	15,473	—	—	15,473	—	15,473
Shares related to restricted stock, net	764,141	8	(8)	—	(11,734)	(11,734)	—	(11,734)
Repurchases of Class B common stock under approved program	(673,898)	(7)	—	—	(30,007)	(30,014)	—	(30,014)
Balance, March 31, 2025	302,909,806	$3,029	$1,239,817	$(97,583)	$(47,681)	$1,097,582	$107	$1,097,689

	Three Months Ended March 31, 2024
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$883,278	$704	$883,982
Net income	—	—	—	—	70,310	70,310	—	70,310
Other comprehensive loss	—	—	—	(7,632)	—	(7,632)	—	(7,632)
Dividends declared	—	—	—	—	(17,871)	(17,871)	—	(17,871)
Shares issued in connection with deferred compensation plan	537,745	5	(5)	—	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	58	—	—	58	—	58
Shares issued in connection with executive bonus plan	65,939	1	3,350	—	—	3,351	—	3,351
Shares issued in connection with employee stock purchase plan, net	122,020	1	5,559	—	(175)	5,385	—	5,385
Stock option exercises, net	844,283	8	3,999	—	(2,195)	1,812	—	1,812
Stock-based compensation expense	—	—	13,947	—	—	13,947	—	13,947
Shares related to restricted stock, net	481,456	5	(5)	—	(5,729)	(5,729)	—	(5,729)
Repurchases of Class B common stock under approved program	(302,598)	(3)	—	—	(15,003)	(15,006)	—	(15,006)
Balance, March 31, 2024	298,014,682	$2,980	$1,154,137	$(92,619)	$(132,595)	$931,903	$704	$932,607

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$91,338	$70,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,640	16,385
Deferred income taxes	(1,216)	5,302
Stock-based compensation expense	17,402	19,658
Deferred compensation plan	(1,246)	5,799
Amortization of deferred debt issuance costs	1,894	1,823
Change in fair value of derivative	4,372	(2,790)
Foreign currency remeasurement gain	(25)	(1,744)
Other	175	1,099
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	14,346	14,508
Prepaid and other assets	2,942	(5,321)
Accounts payable, accruals, and other liabilities	(8,356)	(874)
Cloud Services Subscription deposits	74,489	85,945
Deferred revenues	(6,538)	(9,257)
Income taxes payable, net of prepaid income taxes	14,198	4,126
Net cash provided by operating activities	219,415	204,969
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(3,044)	(3,599)
Purchases of investments	—	(250)
Net cash used in investing activities	(3,044)	(3,849)
Cash flows from financing activities:
Proceeds from credit facilities	122,249	39,838
Payments of credit facilities	(257,565)	(131,866)
Repurchase of convertible senior notes	(9,797)	—
Repayments of term loan	—	(2,500)
Payments of contingent and non-contingent consideration	(310)	(451)
Payments of dividends	(21,198)	(17,871)
Proceeds from stock purchases under employee stock purchase plan	5,312	5,560
Proceeds from exercise of stock options	—	4,007
Payments for shares acquired including shares withheld for taxes	(9,436)	(8,099)
Repurchases of Class B common stock under approved program	(30,014)	(15,006)
Other	(49)	(47)
Net cash used in financing activities	(200,808)	(126,435)
Effect of exchange rate changes on cash and cash equivalents	4,065	(1,496)
Increase in cash and cash equivalents	19,628	73,189
Cash and cash equivalents, beginning of period	64,009	68,412
Cash and cash equivalents, end of period	$83,637	$141,601

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Supplemental information:
Cash paid for income taxes	$8,433	$11,722
Income tax refunds	$470	$179
Interest paid	$2,150	$5,257
Non-cash investing and financing activities:
Share-settled executive bonus plan awards	$1,062	$3,351
Deferred compensation plan elective participant deferrals	$—	$58

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The unaudited consolidated financial statements and accompanying notes have been prepared in U.S. dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10‑K. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The December 31, 2024 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Accounting Policies
Software Development Costs — Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to certain projects once technological feasibility is established. Total costs capitalized under the ACDP were $322 and $1,299 for the three months ended March 31, 2025 and 2024, respectively. Additionally, total ACDP related amortization was $755 and $649 for the three months ended March 31, 2025 and 2024, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $12,857 and $12,961 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal-use information technology systems, including a new enterprise resource planning system, human capital management system, and customer relationship management system for which it incurs implementation costs. As of March 31, 2025 and December 31, 2024, capitalized internal-use software implementation costs were $21,683 and $18,791, respectively, which are included in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs.

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
In March 2024, the SEC adopted the final rule under SEC Release No. 33‑11275, The Enhancement and Standardization of Climate‑Related Disclosures for Investors. The final rule requires registrants to disclose certain climate‑related information in registration statements and annual reports. The final rule disclosure requirements will begin phasing in prospectively for the Company’s fiscal year beginning January 1, 2025. In April 2024, the SEC issued an order staying the final rule pending completion of a judicial review of certain petitions challenging their validity. In March 2025, the SEC voted to end its defense of the final rule. The Company is currently evaluating the impact of the final rule on its consolidated financial statements disclosures and monitoring the status of the final rule pending the court’s ultimate decision.
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
The Company’s revenues consist of the following:

	Three Months Ended
	March 31,
	2025	2024
Subscriptions:
Enterprise subscriptions (1)	$150,478	$127,527
SELECT subscriptions	62,160	63,541
Term license subscriptions	129,680	116,021
Subscriptions	342,318	307,089
Perpetual licenses	10,792	9,512
Subscriptions and licenses	353,110	316,601
Services:
Recurring	3,155	3,814
Other	14,277	17,348
Services	17,432	21,162
Total revenues	$370,542	$337,763

(1)Enterprise subscriptions are primarily revenues attributable to Enterprise 365 (“E365”) subscriptions of $146,904 and $123,036 for the three months ended March 31, 2025 and 2024, respectively.

The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended March 31, 2025 and 2024, the Company recognized $201,038 and $176,309 of license related revenues, respectively, of which $190,246 and $166,797, respectively, were attributable to the term license component of the Company’s subscription based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended
	March 31,
	2025	2024
Americas (1)	$198,975	$184,193
Europe, the Middle East, and Africa (“EMEA”)	107,005	94,714
Asia-Pacific (“APAC”)	64,562	58,856
Total revenues	$370,542	$337,763

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $153,029 and $138,252 for the three months ended March 31, 2025 and 2024, respectively.
The Company derived 6% and 7% of its total revenues through channel partners for the three months ended March 31, 2025 and 2024, respectively.
Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, unbilled accounts receivable were $170,242 and $159,924, respectively.
Contract Balances
As of March 31, 2025 and December 31, 2024, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of March 31, 2025 or December 31, 2024.
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
For the three months ended March 31, 2025, $104,622 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $98,003 for the three months ended March 31, 2025, which were primarily related to new billings. For the three months ended March 31, 2024, $105,678 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $96,617 for the three months ended March 31, 2024, which were primarily related to new billings.
As of March 31, 2025 and December 31, 2024, the Company deferred $19,831 and $18,540, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.

Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2025, amounts allocated to these remaining performance obligations are $260,651, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.
Note 4: Acquisitions
The Company did not complete any acquisitions during the three months ended March 31, 2025 and 2024.
The operating results for any acquired business are included in the Company’s consolidated financial statements from the closing date of each respective acquisition. The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition:

Acquisitions Completed During
Year Ended
December 31, 2024
Consideration:
Cash paid at closing	$143,299
Other	108
Total consideration	$143,407
Assets acquired and liabilities assumed:
Cash	$12,892
Accounts receivable and other current assets	6,102
Operating lease right-of-use assets	103
Other assets	86
Software and technology (weighted average useful life of 5 years)	7,025
Customer relationships (weighted average useful life of 3 years)	284
Trademarks (weighted average useful life of 10 years)	5,145
Total identifiable assets acquired excluding goodwill	31,637
Accruals and other current liabilities	(5,778)
Deferred revenues	(2,427)
Operating lease liabilities	(103)
Deferred income taxes	(136)
Total liabilities assumed	(8,444)
Net identifiable assets acquired excluding goodwill	23,193
Goodwill	120,214
Net assets acquired	$143,407
The Company is in the process of finalizing the purchase accounting for certain acquisitions completed during the year ended December 31, 2024. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year. The primary areas of preliminary purchase price allocation that are not yet finalized relate to tax assets and liabilities, and residual goodwill.

Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
Land	$1,341	$1,341
Building and improvements	32,804	32,115
Computer equipment and software	54,548	50,696
Furniture, fixtures, and equipment	9,721	9,183
Aircraft	2,038	2,038
Other	47	40
Property and equipment, at cost	100,499	95,413
Less: Accumulated depreciation	(67,197)	(61,615)
Total property and equipment, net	$33,302	$33,798
Depreciation expense for the three months ended March 31, 2025 and 2024 was $3,345 and $3,367, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2024	$2,367,179
Foreign currency translation adjustments	12,941
Other adjustments	374
Balance, March 31, 2025	$2,380,494
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

		March 31, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$82,718	$(61,002)	$21,716	$86,578	$(61,671)	$24,907
Customer relationships	3-10 years	313,403	(166,141)	147,262	315,773	(162,175)	153,598
Trademarks	3-10 years	74,332	(40,502)	33,830	74,034	(38,593)	35,441
Non-compete agreements	5 years	350	(347)	3	350	(337)	13
Total intangible assets		$470,803	$(267,992)	$202,811	$476,735	$(262,776)	$213,959

The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of subscriptions and licenses	$3,236	$3,226
Amortization of purchased intangibles	8,208	8,964
Total amortization expense	$11,444	$12,190
Note 7: Investments
Investments consist of the following:

	March 31, 2025	December 31, 2024
Cost method investments	$23,381	$23,289
Equity method investments	2,490	2,475
Total investments	$25,871	$25,764
Cost Method Investments
The Company invests in technology development companies, generally in the form of equity interests or convertible notes. During the three months ended March 31, 2025 and 2024, the Company invested a total of $0 and $250, respectively. As of March 31, 2025 and December 31, 2024, $8,928 of the total cost method investment balance relates to the Company’s equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring.

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of March 31, 2025, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost (1)	$3,777	$3,695
Variable lease cost	1,171	1,173
Total operating lease cost	$4,948	$4,868

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,532 and $3,471 for the three months ended March 31, 2025 and 2024, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for operating leases included in operating cash flows	$3,835	$3,850
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,932	$1,838
The weighted average remaining lease term for operating leases was 4.2 years and 4.3 years as of March 31, 2025 and December 31, 2024, respectively. The weighted average discount rate was 5.3% and 5.2% as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the Company had additional minimum operating lease payments of $496 for executed leases that have not yet commenced, primarily for office locations.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued benefits	$49,942	$40,762
Accrued compensation	45,034	47,121
Other accrued and current liabilities	68,882	81,639
Total accruals and other current liabilities	$163,858	$169,522

Note 10: Long-Term Debt
Long‑term debt consists of the following:

	March 31, 2025	December 31, 2024
Credit facility:
Revolving loan facility due October 2029	$—	$135,315
Convertible senior notes due January 2026 (the “2026 Notes”)	677,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(8,522)	(10,057)
Total debt	1,244,308	1,388,088
Less: Current portion of long-term debt	—	—
Long-term debt	$1,244,308	$1,388,088
The Company had $150 of letters of credit outstanding as of March 31, 2025 and December 31, 2024 under its second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”). As of March 31, 2025 and December 31, 2024, the Company had $1,299,850 and $1,164,535, respectively, available under the Credit Facility.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met. Unless converted, upon maturity in January 2026, the Company will be required to repay the outstanding principal amount on the 2026 Notes, which, as of March 31, 2025, was $677,830. As of March 31, 2025, the 2026 Notes were classified as long-term debt in the consolidated balance sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under the Credit Facility.
During the first quarter of 2025, the Company paid $9,797 in cash to repurchase $10,000 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income, net in the consolidated statements of operations for the three months ended March 31, 2025. The 2026 Notes were repurchased under the BSY Stock Repurchase Program (the “Repurchase Program”) authorization (see Note 13).
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended
	March 31,
	2025	2024
Contractual interest expense	$(2,443)	$(5,414)
Amortization of deferred debt issuance costs	(1,894)	(1,823)
Other interest expense	(71)	(66)
Interest income	600	783
Interest expense, net	$(3,808)	$(6,520)
The weighted average interest rate on borrowings under the Credit Facility were 6.20% and 7.46% for the three months ended March 31, 2025 and 2024, respectively.

Note 11: Executive Incentive Plans
Executive Bonus Plan
For the three months ended March 31, 2025 and 2024, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $2,435 and $7,031, respectively.
Career Stock Program
In June 2024, the Sustainability Committee of the Company’s Board of Directors (the “Committee”) established an equity‑based incentive program to compensate a limited set of executives (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”). Under the Career Stock Program, the Committee may from time to time grant RSU awards to program participants, the amount of which is to be determined based upon the Company’s Adjusted operating income less stock-based compensation expense (“AOI less SBC”) (previously titled Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”)) growth in the year preceding the date of grant (the “Performance Year”) as a percentage of the difference between realized AOI less SBC growth during the Performance Year and an inflation-adjusted target growth level for such Performance Year. Any such awards, if made, would thereafter cliff vest five years following the end of the Performance Year and would otherwise be subject to the terms and conditions of the 2020 Plan.
During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of March 31, 2025, there was $1,148 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.7 years.
Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of March 31, 2025, shares of Class B common stock available for future issuance under the DCP were 4,329,074.
For the three months ended March 31, 2025 and 2024, DCP elective participant deferrals were $0 and $58, respectively. No discretionary contributions were made to the DCP during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, phantom shares of the Company’s Class B common stock issuable by the DCP were 12,060,481 and 12,728,808, respectively.
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

Deferred compensation plan (income) expense was $(1,246) and $5,799 for the three months ended March 31, 2025 and 2024, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Accruals and other current liabilities	$3,748	$3,798
Deferred compensation plan liabilities	94,962	96,684
Total DCP liabilities	$98,710	$100,482
Note 13: Common Stock
BSY Stock Repurchase Program
The Company’s Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or outstanding convertible senior notes through June 30, 2026. As of March 31, 2025, $133,358 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
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
During the three months ended March 31, 2025, the Company repurchased 673,898 shares for $30,014, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program. During the three months ended March 31, 2024, the Company repurchased 302,598 shares for $15,006 under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
During the three months ended March 31, 2025 and 2024, the Company issued 689,203 and 537,745 shares of Class B common stock, respectively, to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025 and 2024, the Company issued 22,818 and 65,939 shares of Class B common stock in connection with Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. The total intrinsic value of stock options exercised for the three months ended March 31, 2024 was $40,775.

Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2025:
First quarter	$0.07	$21,198
2024:
First quarter	$0.06	$17,871
Global Employee Stock Purchase Plan
During the three months ended March 31, 2025, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 130,212 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,312. Of the total 133,840 shares purchased, 3,628 shares were sold back to the Company to pay for applicable income tax withholdings of $169. During the three months ended March 31, 2024, colleagues who elected to participate in the ESPP purchased a total of 122,020 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,560. Of the total 125,374 shares purchased, 3,354 shares were sold back to the Company to pay for applicable income tax withholdings of $175. As of March 31, 2025 and December 31, 2024, $3,052 and $5,577 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of March 31, 2025, shares of Class B common stock available for future issuance under the ESPP were 23,888,248.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended March 31, 2025 and 2024:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)
Other comprehensive income, before taxes	6,472	35	6,507
Tax expense	—	(8)	(8)
Other comprehensive income, net of taxes	6,472	27	6,499
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	—	4
Balance, March 31, 2025	$(97,432)	$(151)	$(97,583)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)
Other comprehensive (loss) income, before taxes	(7,733)	129	(7,604)
Tax expense	—	(28)	(28)
Other comprehensive (loss) income, net of taxes	(7,733)	101	(7,632)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, March 31, 2024	$(92,367)	$(252)	$(92,619)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended
	March 31,
	2025	2024
Restricted stock and RSUs expense	$14,947	$13,690
Bonus Plan expense (see Note 11)	1,824	5,301
ESPP expense (see Note 13)	631	624
DCP elective participant deferrals expense (see Note 12)	—	43
Total stock-based compensation expense (1)	$17,402	$19,658

(1)As of March 31, 2025 and December 31, 2024, $2,415 and $1,556 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of subscriptions and licenses	$1,132	$1,094
Cost of services	721	882
Research and development	5,199	4,881
Selling and marketing	3,757	2,778
General and administrative	6,593	10,023
Total stock-based compensation expense	$17,402	$19,658
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of March 31, 2025, equity awards available for future grants under the 2020 Plan were 18,317,920.
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

The following is a summary of unvested RSUs activity and related information:

							Time-	Performance-
							Based	Based
							Weighted	Weighted
							Average	Average
			Time-		Performance-		Grant Date	Grant Date
	Total		Based		Based		Fair Value	Fair Value
	RSUs		RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2024	3,417,009		3,067,703	(1)	349,306	(2)	$45.45	$44.83
Granted	1,741,125		1,524,619		216,506	(3)	$40.54	$40.53
Vested	(1,022,348)		(707,444)		(314,904)		$42.46	$43.84
Forfeited and canceled	(92,911)		(92,617)		(294)		$41.81	$48.68
Unvested, March 31, 2025	4,042,875	(4)	3,792,261		250,614		$44.13	$42.35

(1)Includes 175,928 time‑based RSUs granted during the three months ended March 31, 2022 to certain officers and key employees, which cliff vested on January 31, 2025. Additionally, includes 300,964 time‑based RSUs granted during the three months ended June 30, 2024 to certain officers, which vest 20% on each of December 15, 2025, 2026, 2027, 2028, and 2029.
(2)Primarily relates to the 2024 annual performance period. Includes 162,038 performance‑based RSUs granted during the year ended December 31, 2022 with extraordinary terms, which are described below.
(3)Primarily relates to the 2025 annual performance period. Includes 10,493 additional shares earned based on the achievement of 2024 performance goals for performance-based RSUs granted during the year ended December 31, 2024.
(4)Includes 45,607 RSUs which are expected to be settled in cash.
During the year ended December 31, 2022, the Company granted 185,186 performance‑based RSUs to certain officers and key employees, which vest subject to the achievement of certain performance goals over a three‑year performance period (the “Performance Period”). For each year of the Performance Period, one‑third of the performance‑based RSUs were subject to a cliff, whereby no vesting of that portion would occur unless the Company’s applicable margin metrics (which, for 2022 was Adjusted EBITDA margin, and for 2023 and 2024 was AOI less SBC margin, excluding the impact of foreign currency exchange fluctuations) also equaled or exceeded the relevant target level for such year. Provided that the applicable margin targets were met, the total number of performance‑based RSUs that vested were determined by the achievement of growth targets, which included growth in ARR, as well as actual bookings for perpetual licenses and non‑recurring services. As of December 31, 2024, 162,038 of the aforementioned performance‑based RSUs were outstanding. On January 31, 2025, 162,038 performance‑based RSUs were determined to be vested based on the achievement of the performance goals during the Performance Period.
The weighted average grant date fair values of RSUs granted were $40.54 and $50.83, for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 and 2024, restricted stock and RSUs were issued net of 257,394 and 113,790 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $11,734 and $5,729, respectively.
As of March 31, 2025, there was $139,505 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of March 31, 2025, there was $9,335 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Income before income taxes	$111,825	$92,548
Provision for income taxes	$20,488	$22,247
Effective tax rate	18.3%	24.0%
For the three months ended March 31, 2025, the effective tax rate was lower as compared to the same period in the prior year primarily due to the impact of the increase in discrete tax benefits recognized in the current year period and an increase in the forecasted deductions to U.S. taxable income related to foreign revenues. For the three months ended March 31, 2025 and 2024, the Company recorded discrete tax benefits of $5,073 and $2,138, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of March 31, 2025 and December 31, 2024:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.

Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of March 31, 2025, the estimated fair value of the 2026 Notes and 2027 Notes was $656,465 and $523,681, respectively. As of December 31, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $671,123 and $519,271, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

March 31, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$12,003	$—	$12,003
Interest rate swap (2)	—	27,800	27,800
Total assets	$12,003	$27,800	$39,803
Liabilities:
Deferred compensation plan liabilities (3)	$98,710	$—	$98,710
Cash-settled equity awards (4)	538	—	538
Total liabilities	$99,248	$—	$99,248

December 31, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,648	$—	$5,648
Interest rate swap (2)	—	32,172	32,172
Total assets	$5,648	$32,172	$37,820
Liabilities:
Deferred compensation plan liabilities (3)	$100,482	$—	$100,482
Cash-settled equity awards (4)	440	—	440
Total liabilities	$100,922	$—	$100,922

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $3,748 and $3,798 as of March 31, 2025 and December 31, 2024, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.

Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the three months ended March 31, 2025, the Company did not enter into any non‑cancelable future cash purchase commitments. During the year ended December 31, 2024, the Company entered into approximately $45,500 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. As of March 31, 2025, total non‑cancelable future cash purchase commitments were approximately $101,300 to be paid through September 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company’s future financial position, results of operations, or cash flows.
Note 19: Segment and Geographic Information
The Company operates and manages its business in a single reportable segment, the development and marketing of computer software and related services. The Company defines its chief operating decision maker (“CODM”) to be its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company’s reported measures of profit or loss for segment reporting purposes are Net income and AOI less SBC. The CODM is regularly provided Net income and AOI less SBC to understand the Company’s financial and operating results across accounting periods and for comparison of the Company’s results to those of other companies. The CODM regularly reviews AOI less SBC for internal budgeting and forecasting purposes, to evaluate operating performance, and to make decisions on allocation of resources. The CODM does not use segment asset information to evaluate operating performance or allocate resources.
The presentation of Net income is included in the Company’s consolidated statements of operations. AOI less SBC is a non‑GAAP financial measure and is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, and realignment expenses (income), for the respective periods.
Reconciliation of operating income to AOI less SBC:

	Three Months Ended
	March 31,
	2025	2024
Operating income	$115,184	$91,931
Amortization of purchased intangibles (see Note 6)	11,444	12,190
Deferred compensation plan	(1,246)	5,799
Acquisition expenses (1)	838	2,359
Realignment expenses (2)	—	66
AOI less SBC	$126,220	$112,345

Further explanation of certain of the Company’s adjustments in arriving at AOI less SBC are as follows:
(1)Acquisition expenses. The Company incurs expenses for professional services rendered in connection with business combinations, which are recorded in General and administrative in the consolidated statements of operations. Also included in the Company’s acquisition expenses are retention incentives paid to executives of the acquired companies.
(2)Realignment expenses. For the three months ended March 31, 2025, Realignment expenses were primarily associated with a strategic realignment program, which the Company initiated during the fourth quarter of 2023 (the “2023 Program”).

“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment of the Company’s colleagues, and third‑party personnel expenses and related overhead. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $199,609 and $185,201 are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.
Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $79,595 and $82,252 for the three months ended March 31, 2025 and 2024, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s AOI less SBC measure of profit or loss for segment reporting purposes, other segment items were $45,529 and $42,402 for the three months ended March 31, 2025 and 2024, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Within the reconciliation of AOI less SBC, retention incentives paid to executives of acquired companies included as a component of acquisition expenses and costs associated with the 2023 Program included as a component of realignment expenses totaling $816 and $2,185 for the three months ended March 31, 2025 and 2024, respectively, are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	March 31, 2025	December 31, 2024
Americas (1)	$219,495	$230,964
EMEA	32,814	32,712
APAC	15,569	16,384
Total long-lived assets	$267,878	$280,060

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended
	March 31,
	2025	2024
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(4,372)	$2,790
Foreign exchange (1)	2,748	2,342
Receipts related to interest rate swap	1,864	2,357
Other income (expense), net	209	(352)
Total other income, net	$449	$7,137

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.

Note 21: Net Income Per Share Attributable to Bentley Systems Stockholders
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
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of March 31, 2025 and 2024, there were 250,614 and 343,825 participating securities outstanding, respectively.
To compute the numerator of diluted net income per share attributable to Bentley Systems stockholders, interest expense, net of tax, attributable to the assumed conversion of the convertible senior notes using the if‑converted method is added back to basic net income attributable to Bentley Systems. To compute the denominator of diluted net income per share attributable to Bentley Systems stockholders, the basic weighted average number of shares is adjusted for the effect of dilutive securities, including awards under the Company’s equity compensation plans and ESPP using the treasury stock method, and for the dilutive effect of the assumed conversion of the convertible senior notes using the if‑converted method.
Except with respect to voting and conversion, the rights of the holders of the Company’s Class A and Class B common stock are identical. Each class of shares has the same rights to dividends and allocation of income (loss) and, therefore, net income per share attributable to Bentley Systems stockholders would not differ under the two‑class method.

The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to Bentley Systems	$91,368	$70,310
Less: Net income attributable to Bentley Systems allocated to participating securities	(18)	(21)
Basic net income attributable to Bentley Systems stockholders	91,350	70,289
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,569	1,723
Diluted net income attributable to Bentley Systems stockholders	$92,919	$72,012

Denominator:
Basic weighted average shares	315,130,071	314,295,102
Dilutive effect of stock options, restricted stock, and RSUs	703,056	1,686,026
Dilutive effect of ESPP	19,138	8,604
Dilutive effect of assumed conversion of convertible senior notes	17,588,741	17,633,786
Diluted weighted average shares	333,441,006	333,623,518

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.29	$0.22
Diluted	$0.28	$0.22
For the three months ended March 31, 2025, 240,922 RSUs were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders as including them would have an anti‑dilutive effect. There were no anti‑dilutive securities for the three months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10‑K.
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
Executive Summary:
•Total revenues were $370,542 for the three months ended March 31, 2025, up 9.7% or 10.9% on a constant currency basis(1) compared to the three months ended March 31, 2024;
•Subscriptions revenues were $342,318 for the three months ended March 31, 2025, up 11.5% or 12.7% on a constant currency basis(1) compared to the three months ended March 31, 2024;
•ARR(2) was $1,319,256 as of March 31, 2025, compared to $1,186,456 as of March 31, 2024, representing a constant currency(1) ARR growth rate(2) of 12%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 110% as of March 31, 2025, compared to 108% as of March 31, 2024;
•Operating income was $115,184 for the three months ended March 31, 2025, compared to $91,931 for the three months ended March 31, 2024;
•AOI less SBC(1) was $126,220 for the three months ended March 31, 2025, compared to $112,345 for the three months ended March 31, 2024; and
•Cash flows from operations were $219,415 for the three months ended March 31, 2025, compared to $204,969 for the three months ended March 31, 2024.

(1)Constant currency and AOI less SBC are non‑GAAP financial measures. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our definitions and our uses of constant currency and AOI less SBC.
(2)Refer to the “Key Business Metrics” section for additional information, including our definitions and our uses of ARR, ARR growth rate, and recurring revenues dollar-based net retention rate.

Results of Operations:
Our results of operations have been, and in the future will be, affected by changes in foreign currency exchange rates. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure. Additionally, because we have operations in, and derive revenue from, geographies around the world, we will continue to monitor the impact of tariffs and other trade policies on our business and the businesses of our accounts, as well as on our financial condition, results of operations, and/or cash flows.
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
Revenues
Consolidated Revenues

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2025	2024	%	%(1)
Subscriptions	$342,318	$307,089	11.5%	12.7%
Perpetual licenses	10,792	9,512	13.5%	15.2%
Subscriptions and licenses	353,110	316,601	11.5%	12.8%
Services	17,432	21,162	(17.6%)	(16.3%)
Total revenues	$370,542	$337,763	9.7%	10.9%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three months ended March 31, 2025 was driven by an increase in subscriptions revenues and perpetual licenses, partially offset by a decrease in services revenues.
Subscriptions. For the three months ended March 31, 2025, the increase in subscriptions revenues was driven by improvements in our business performance of $35,229 ($38,895 on a constant currency basis). Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the three months ended March 31, 2025, the improvements in business performance were primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the three months ended March 31, 2025 were led by our engineering applications, followed by geoprofessional applications, and our Bentley Infrastructure Cloud.
Perpetual licenses. For the three months ended March 31, 2025, the increase in perpetual licenses revenues was driven by improvements in business performance of $1,280 ($1,443 on a constant currency basis).
Services. For the three months ended March 31, 2025, the decrease in services revenues was driven by a decline in our business performance of $3,730 ($3,440 on a constant currency basis), driven primarily from weakness within Asset Performance Services.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2025	2024	%	%(1)
Americas	$198,975	$184,193	8.0%	9.1%
EMEA	107,005	94,714	13.0%	14.3%
APAC	64,562	58,856	9.7%	11.5%
Total revenues	$370,542	$337,763	9.7%	10.9%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three months ended March 31, 2025, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $14,782 ($16,664 on a constant currency basis).
The improvements in business performance for the three months ended March 31, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S., partially offset by a decline in services revenues.
EMEA. For the three months ended March 31, 2025, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $12,291 ($13,476 on a constant currency basis).
The improvements in business performance for the three months ended March 31, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom, Africa, and the Middle East, partially offset by a decline in services revenues.
APAC. For the three months ended March 31, 2025, the increase in revenues from APAC was primarily driven by improvements in our business performance of $5,706 ($6,758 on a constant currency basis).
The improvements in business performance for the three months ended March 31, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia and India, as well as an increase in perpetual licenses revenues, partially offset by declines of our subscriptions revenues in China.
The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.

Cost of Revenues and Operating Expense (Income)
Cost of Revenues

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2025	2024	%	%(1)
Cost of subscriptions and licenses	$46,498	$40,218	15.6%	17.6%
Cost of services	19,161	21,612	(11.3%)	(9.4%)
Total cost of revenues	$65,659	$61,830	6.2%	8.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three months ended March 31, 2025, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in headcount-related costs of $4,245, mainly due to an increase in annual and other compensation costs, and an increase in cloud-related costs of $1,538.
Cost of services. For the three months ended March 31, 2025, on a constant currency basis, cost of services expenses decreased primarily due to a decrease in headcount‑related costs of $1,332, mainly due to a reduction in third‑party personnel costs.
Operating Expense (Income)

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2025	2024	%	%(1)
Research and development	$72,450	$68,371	6.0%	8.0%
Selling and marketing	63,059	54,386	15.9%	18.1%
General and administrative	47,228	46,482	1.6%	3.0%
Deferred compensation plan	(1,246)	5,799	NM	NM
Amortization of purchased intangibles	8,208	8,964	(8.4%)	(7.9%)
Total operating expenses	$189,699	$184,002	3.1%	4.8%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three months ended March 31, 2025, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of $5,761, mainly due to increases in headcount, and annual and other compensation costs, partially offset by lower acquisition-related retention incentives.
Selling and marketing. For the three months ended March 31, 2025, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $7,929, mainly due to increases in headcount, and annual and other compensation costs.

General and administrative. For the three months ended March 31, 2025, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $1,641, mainly due to increases in headcount, and annual and other compensation costs, and to a lesser extent, higher third-party personnel costs. Partially offsetting these increases was lower incentive compensation expense related to the reduction in Gregory S. Bentley’s fractional interest under the Bonus Plan as part of Mr. Bentley’s transition to the role of Executive Chair effective July 1, 2024.
Deferred compensation plan. For the three months ended March 31, 2025 and 2024, deferred compensation plan (income) expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three months ended March 31, 2025, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to prior periods.
Interest Expense, Net

	Three Months Ended
	March 31,
	2025	2024	Change
Interest expense	$(4,408)	$(7,303)	(39.6%)
Interest income	600	783	(23.4%)
Interest expense, net	$(3,808)	$(6,520)	(41.6%)
For the three months ended March 31, 2025, interest expense, net decreased primarily due to lower weighted average debt outstanding under the credit facilities as compared to the same period in the prior year.
Other Income, Net

	Three Months Ended
	March 31,
	2025	2024
(Loss) gain from:
Change in fair value of interest rate swap	$(4,372)	$2,790
Foreign exchange (1)	2,748	2,342
Receipts related to interest rate swap	1,864	2,357
Other income (expense), net	209	(352)
Total other income, net	$449	$7,137

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2025	2024
Income before income taxes	$111,825	$92,548
Provision for income taxes	$20,488	$22,247
Effective tax rate	18.3%	24.0%
For the three months ended March 31, 2025, the effective tax rate was lower as compared to the same period in the prior year primarily due to the impact of the increase in discrete tax benefits recognized in the current year period and an increase in the forecasted deductions to U.S. taxable income related to foreign revenues. For the three months ended March 31, 2025 and 2024, we recorded discrete tax benefits of $5,073 and $2,138, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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

	March 31,
	2025	2024
ARR	$1,319,256	$1,186,456
Last twelve-months recurring revenues	$1,272,574	$1,125,557
Twelve-months ended constant currency (1):
ARR growth rate	12%	11%
Account retention rate	99%	99%
Recurring revenues dollar-based net retention rate	110%	108%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 50% and 48% as of March 31, 2025 and 2024, respectively, with our E365 subscription offering representing 45% and 42% of total ARR as of March 31, 2025 and 2024, respectively.
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
The last twelve‑months recurring revenues for the periods ended March 31, 2025 compared to the last twelve‑months of the comparative twelve‑month period increased by $147,017. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended March 31, 2025 and 2024, 92% and 90%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 92% and 90% of our total revenues for the twelve months ended March 31, 2025 and 2024, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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
Adjusted Operating Income Less Stock-Based Compensation Expense (“AOI less SBC”)
AOI less SBC is a non-GAAP financial measure and is used to measure the operational strength and performance of our business, as well as to assist in the evaluation of underlying trends in our business.
AOI less SBC is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses, and realignment expenses (income), for the respective periods.
AOI less SBC is our primary performance measure, which excludes certain expenses and charges, including the non-cash amortization expense resulting from the acquisition of intangible assets, as we believe these may not be indicative of our core business operating results. We intentionally include stock-based compensation expense in this measure as we believe it better captures the economic costs of our business.
Management uses this non-GAAP financial measure to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and in our comparison of our financial results to those of other companies. It is also a significant performance measure in certain of our executive incentive compensation programs.
Adjusted Operating Income (“AOI”)
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

Reconciliation of operating income to AOI less SBC and to Adjusted operating income:

	Three Months Ended
	March 31,
	2025	2024
Operating income	$115,184	$91,931
Amortization of purchased intangibles (1)	11,444	12,190
Deferred compensation plan (2)	(1,246)	5,799
Acquisition expenses (3)	838	2,359
Realignment expenses (4)	—	66
AOI less SBC	126,220	112,345
Stock-based compensation expense (5)	17,305	19,337
Adjusted operating income	$143,525	$131,682

Further explanation of certain of our adjustments in arriving at AOI less SBC and Adjusted operating income are as follows:
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
(4)Realignment expenses. We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. For the three months ended March 31, 2024, Realignment expenses were primarily associated with the 2023 Program.
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

Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Subscriptions	$342,318	$3,333	$345,651	$307,089	$(332)	$306,757
Perpetual licenses	10,792	163	10,955	9,512	(1)	9,511
Subscriptions and licenses	353,110	3,496	356,606	316,601	(333)	316,268
Services	17,432	281	17,713	21,162	(9)	21,153
Total revenues	$370,542	$3,777	$374,319	$337,763	$(342)	$337,421
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Americas	$198,975	$1,800	$200,775	$184,193	$(82)	$184,111
EMEA	107,005	1,005	108,010	94,714	(180)	94,534
APAC	64,562	972	65,534	58,856	(80)	58,776
Total revenues	$370,542	$3,777	$374,319	$337,763	$(342)	$337,421
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Cost of subscriptions and licenses	$46,498	$509	$47,007	$40,218	$(243)	$39,975
Cost of services	19,161	405	19,566	21,612	(5)	21,607
Total cost of revenues	$65,659	$914	$66,573	$61,830	$(248)	$61,582
Reconciliation of operating expense (income) to operating expense (income) in constant currency:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Research and development	$72,450	$1,551	$74,001	$68,371	$177	$68,548
Selling and marketing	63,059	1,123	64,182	54,386	(25)	54,361
General and administrative	47,228	617	47,845	46,482	(20)	46,462
Deferred compensation plan	(1,246)	—	(1,246)	5,799	—	5,799
Amortization of purchased intangibles	8,208	44	8,252	8,964	—	8,964
Total operating expenses	$189,699	$3,335	$193,034	$184,002	$132	$184,134

Liquidity and Capital Resources:
Cash and Cash Equivalents

	March 31, 2025	December 31, 2024
Cash and cash equivalents held domestically	$12,542	$2,845
Cash and cash equivalents held by foreign subsidiaries	71,095	61,164
Total cash and cash equivalents	$83,637	$64,009
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
Cash Flows Activity

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$219,415	$204,969
Investing activities	$(3,044)	$(3,849)
Financing activities	$(200,808)	$(126,435)
Operating Activities
For the three months ended March 31, 2025, compared to the same period in the prior year, net cash provided by operating activities was higher by $14,446 due to an increase in net income of $21,028 and an increase in net cash flows from the change in operating assets and liabilities of $1,954, partially offset by a net decrease in non‑cash adjustments of $8,536. The increase in net cash flows from the change in operating assets and liabilities period over period was primarily due to the overall timing of payments for income taxes and for software maintenance contracts, as well as lower capitalized internal‑use software implementation costs. Offsetting these increases were lower period over period Cloud Services Subscription deposits, and accruals and other liabilities.

Investing Activities
Net cash used in investing activities was lower by $805 for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to lower purchases of property and equipment and investment in capitalized software of $555.
Financing Activities
Net cash used in financing activities was higher by $74,373 for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to higher net paydowns of the credit facilities of $40,788 and higher payments for shares acquired of $16,345, including shares repurchased under the Repurchase Program. Additionally, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of our outstanding 2026 Notes during the first quarter of 2025 and dividend payments were higher by $3,327, primarily due to an increase in our quarterly dividend per share to $0.07 from $0.06.
Long-Term Debt

	March 31, 2025	December 31, 2024
Current portion of long-term debt	$—	$—
Long-term debt	1,244,308	1,388,088
Total debt	$1,244,308	$1,388,088
As of March 31, 2025, we had $1,299,850 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility, the 2026 Notes, and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
Unless converted, upon maturity in January 2026, we will be required to repay the outstanding principal amount on the 2026 Notes, which, as of March 31, 2025, was $677,830. As of March 31, 2025, the 2026 Notes were classified as long-term debt in the consolidated balance sheets as we currently have the ability and intent to refinance them on a long-term basis through available capacity under the Credit Facility.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors approved the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2026. We may use available working capital, cash provided by operating activities, and/or external borrowings including available liquidity under our Credit Facility to make repurchases.
During the three months ended March 31, 2025, we repurchased 673,898 shares for $30,014, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program. During the three months ended March 31, 2024, we repurchased 302,598 shares for $15,006 under the Repurchase Program.
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

Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under our Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the three months ended March 31, 2025 and 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the three months ended March 31, 2025 and $0.06 per share of common stock during the three months ended March 31, 2024. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10‑K.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our 2024 Annual Report on Form 10‑K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From January 1, 2025 to March 31, 2025, we issued 689,203 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended March 31, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
January 1, 2025 to January 31, 2025	—	$—	—	$173,154,860
February 1, 2025 to February 28, 2025	673,898	$44.52	673,898	$143,154,916
March 1, 2025 to March 31, 2025	—	$—	—	$133,358,205
	673,898	$44.52	673,898

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in March 2024 that authorizes the repurchase of up to $200 million of our Class B common stock and/or outstanding convertible senior notes through June 30, 2026. During March 2025, we paid $9,797 thousand to repurchase $10,000 thousand aggregate principal amount of our outstanding 2026 Notes through open market transactions under the Repurchase Program.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On March 13, 2025, Keith A. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 150,000 shares of our Class B common stock. Mr. Bentley’s plan expires on January 9, 2026.
On March 13, 2025, Raymond B. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 1,000,000 shares of our Class B common stock. Mr. Bentley’s plan expires on January 9, 2026.
During the three months ended March 31, 2025, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Item 6. Exhibits

Exhibit
Number	Description
10.1†*	Mutual Separation Agreement and General Release, dated as of January 7, 2025, by and between Bentley Systems, Incorporated and Michael Campbell
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

†	Management contract or compensatory plan or arrangement.
*	Filed or furnished herewith. The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: May 7, 2025	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)