Form 10-Q
period 2025-06-30
BENTLEY SYSTEMS INC
filed 2025-08-06
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 30, 2025, the registrant had 11,537,627 shares of Class A and 292,093,306 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three and six months ended June 30, 2025. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$89,646	$64,009
Accounts receivable	300,173	322,862
Allowance for doubtful accounts	(9,104)	(8,395)
Prepaid income taxes	8,789	13,066
Prepaid and other current assets	50,018	50,531
Total current assets	439,522	442,073
Property and equipment, net	34,377	33,798
Operating lease right-of-use assets	31,473	32,303
Intangible assets, net	192,751	213,959
Goodwill	2,416,815	2,367,179
Investments	25,844	25,764
Deferred income taxes	201,702	198,286
Other assets	80,800	86,445
Total assets	$3,423,284	$3,399,807
Liabilities and Equity
Current liabilities:
Accounts payable	$24,480	$16,479
Accruals and other current liabilities	153,821	169,522
Cloud Services Subscription deposits	414,791	366,895
Deferred revenues	246,646	245,729
Operating lease liabilities	11,908	11,656
Income taxes payable	6,718	4,053
Current portion of long-term debt	—	—
Total current liabilities	858,364	814,334
Long-term debt	1,245,843	1,388,088
Deferred compensation plan liabilities	98,895	96,684
Long-term operating lease liabilities	24,986	26,894
Deferred revenues	18,172	16,641
Deferred income taxes	8,768	8,612
Income taxes payable	—	3,615
Other liabilities	6,086	3,819
Total liabilities	2,261,114	2,358,687
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of June 30, 2025 and December 31, 2024	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 291,900,445 and 290,439,703 shares as of June 30, 2025 and December 31, 2024, respectively	2,919	2,905
Additional paid-in capital	1,259,476	1,217,986
Accumulated other comprehensive loss	(69,095)	(104,078)
Accumulated deficit	(31,374)	(75,941)
Total Bentley Systems stockholders’ equity	1,162,041	1,040,987
Noncontrolling interest	129	133
Total equity	1,162,170	1,041,120
Total liabilities and equity	$3,423,284	$3,399,807

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Subscriptions	$333,452	$297,444	$675,770	$604,533
Perpetual licenses	10,193	10,863	20,985	20,375
Subscriptions and licenses	343,645	308,307	696,755	624,908
Services	20,461	22,030	37,893	43,192
Total revenues	364,106	330,337	734,648	668,100
Cost of revenues:
Cost of subscriptions and licenses	47,758	42,432	94,256	82,650
Cost of services	21,018	20,761	40,179	42,373
Total cost of revenues	68,776	63,193	134,435	125,023
Gross profit	295,330	267,144	600,213	543,077
Operating expenses:
Research and development	75,385	65,709	147,835	134,080
Selling and marketing	69,873	57,129	132,932	111,515
General and administrative	49,857	54,854	97,085	101,336
Deferred compensation plan	7,584	883	6,338	6,682
Amortization of purchased intangibles	8,201	8,392	16,409	17,356
Total operating expenses	210,900	186,967	400,599	370,969
Income from operations	84,430	80,177	199,614	172,108
Interest expense, net	(3,519)	(5,100)	(7,327)	(11,620)
Other (expense) income, net	(1,596)	2,280	(1,147)	9,417
Income before income taxes	79,315	77,357	191,140	169,905
Provision for income taxes	(8,876)	(5,330)	(29,364)	(27,577)
Equity in net income of investees, net of tax	61	19	62	28
Net income	70,500	72,046	161,838	142,356
Less: Net income (loss) attributable to noncontrolling interest	18	—	(12)	—
Net income attributable to Bentley Systems	$70,482	$72,046	$161,850	$142,356

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.22	$0.23	$0.51	$0.45
Diluted	$0.22	$0.22	$0.50	$0.44
Weighted average shares:
Basic	314,622,491	314,980,580	314,894,050	314,660,906
Diluted	332,824,020	333,780,984	333,150,282	333,725,315

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$70,500	$72,046	$161,838	$142,356
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	28,465	(645)	34,937	(8,378)
Actuarial loss on retirement plan, net of tax effect of $(8), $0, $(16), and $(28), respectively	27	—	54	101
Total other comprehensive income (loss), net of taxes	28,492	(645)	34,991	(8,277)
Comprehensive income	98,992	71,401	196,829	134,079
Less: Net income (loss) attributable to noncontrolling interest	18	—	(12)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	—	8	—
Comprehensive income attributable to Bentley Systems	$98,970	$71,401	$196,833	$134,079

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, March 31, 2025	302,909,806	$3,029	$1,239,817	$(97,583)	$(47,681)	$1,097,582	$107	$1,097,689
Net income	—	—	—	—	70,482	70,482	18	70,500
Other comprehensive income	—	—	—	28,488	—	28,488	4	28,492
Dividends declared	—	—	—	—	(21,295)	(21,295)	—	(21,295)
Shares issued in connection with deferred compensation plan, net	883,626	9	(9)	—	(11,165)	(11,165)	—	(11,165)
Shares issued in connection with executive bonus plan, net	26,727	—	2,062	—	(902)	1,160	—	1,160
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	17,007	—	—	17,007	—	17,007
Shares related to restricted stock, net	104,465	1	(1)	—	(809)	(809)	—	(809)
Repurchases of Class B common stock under approved program	(499,143)	(5)	—	—	(20,004)	(20,009)	—	(20,009)
Balance, June 30, 2025	303,438,072	$3,034	$1,259,476	$(69,095)	$(31,374)	$1,162,041	$129	$1,162,170

	Six Months Ended June 30, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120
Net income (loss)	—	—	—	—	161,850	161,850	(12)	161,838
Other comprehensive income	—	—	—	34,983	—	34,983	8	34,991
Dividends declared	—	—	—	—	(42,493)	(42,493)	—	(42,493)
Shares issued in connection with deferred compensation plan, net	1,572,829	16	(16)	—	(11,165)	(11,165)	—	(11,165)
Shares issued in connection with executive bonus plan, net	49,545	—	3,124	—	(902)	2,222	—	2,222
Shares issued in connection with employee stock purchase plan, net	130,212	1	5,311	—	(169)	5,143	—	5,143
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	32,480	—	—	32,480	—	32,480
Shares related to restricted stock, net	868,606	9	(9)	—	(12,543)	(12,543)	—	(12,543)
Repurchases of Class B common stock under approved program	(1,173,041)	(12)	—	—	(50,011)	(50,023)	—	(50,023)
Balance, June 30, 2025	303,438,072	$3,034	$1,259,476	$(69,095)	$(31,374)	$1,162,041	$129	$1,162,170

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2024
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, March 31, 2024	298,014,682	$2,980	$1,154,137	$(92,619)	$(132,595)	$931,903	$704	$932,607
Net income	—	—	—	—	72,046	72,046	—	72,046
Other comprehensive loss	—	—	—	(645)	—	(645)	—	(645)
Dividends declared	—	—	—	—	(17,980)	(17,980)	—	(17,980)
Shares issued in connection with deferred compensation plan	1,936,318	19	(19)	—	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	43	—	—	43	—	43
Shares issued in connection with executive bonus plan	102,352	1	5,564	—	—	5,565	—	5,565
Shares issued for stock grants, net	11,391	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	16,306	—	—	16,306	—	16,306
Shares related to restricted stock, net	109,473	1	(1)	—	(1,527)	(1,527)	—	(1,527)
Repurchases of Class B common stock under approved program	(427,083)	(4)	—	—	(22,505)	(22,509)	—	(22,509)
Balance, June 30, 2024	299,747,133	$2,997	$1,176,630	$(93,264)	$(102,561)	$983,802	$704	$984,506

	Six Months Ended June 30, 2024
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$883,278	$704	$883,982
Net income	—	—	—	—	142,356	142,356	—	142,356
Other comprehensive loss	—	—	—	(8,277)	—	(8,277)	—	(8,277)
Dividends declared	—	—	—	—	(35,851)	(35,851)	—	(35,851)
Shares issued in connection with deferred compensation plan	2,474,063	24	(24)	—	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	101	—	—	101	—	101
Shares issued in connection with executive bonus plan	168,291	2	8,914	—	—	8,916	—	8,916
Shares issued in connection with employee stock purchase plan, net	122,020	1	5,559	—	(175)	5,385	—	5,385
Stock option exercises, net	844,283	8	3,999	—	(2,195)	1,812	—	1,812
Shares issued for stock grants, net	11,391	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	30,253	—	—	30,253	—	30,253
Shares related to restricted stock, net	590,929	6	(6)	—	(7,256)	(7,256)	—	(7,256)
Repurchases of Class B common stock under approved program	(729,681)	(7)	—	—	(37,508)	(37,515)	—	(37,515)
Balance, June 30, 2024	299,747,133	$2,997	$1,176,630	$(93,264)	$(102,561)	$983,802	$704	$984,506

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$161,838	$142,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,389	32,367
Deferred income taxes	(2,646)	8,666
Stock-based compensation expense	36,995	41,759
Deferred compensation plan	6,338	6,682
Amortization of deferred debt issuance costs	3,788	3,750
Change in fair value of derivative	7,711	(2,361)
Foreign currency remeasurement loss	1,547	502
Other	593	(1,715)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	36,570	14,330
Prepaid and other assets	7,536	(585)
Accounts payable, accruals, and other liabilities	(29,396)	(22,268)
Cloud Services Subscription deposits	27,426	63,890
Deferred revenues	(13,200)	(14,888)
Income taxes payable, net of prepaid income taxes	4,011	(4,930)
Net cash provided by operating activities	280,500	267,555
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(7,135)	(6,689)
Acquisitions, net of cash acquired	—	(5,000)
Purchases of investments	—	(557)
Other	—	1,300
Net cash used in investing activities	(7,135)	(10,946)
Cash flows from financing activities:
Proceeds from credit facilities	236,089	51,724
Payments of credit facilities	(371,404)	(143,752)
Repurchase of convertible senior notes	(9,797)	—
Repayments of term loan	—	(105,000)
Payments of contingent and non-contingent consideration	(310)	(451)
Payments of dividends	(42,493)	(35,851)
Proceeds from stock purchases under employee stock purchase plan	5,312	5,560
Proceeds from exercise of stock options	—	4,007
Payments for shares acquired including shares withheld for taxes	(24,779)	(9,626)
Repurchases of Class B common stock under approved program	(50,023)	(37,515)
Other	(104)	(95)
Net cash used in financing activities	(257,509)	(270,999)
Effect of exchange rate changes on cash and cash equivalents	9,781	(2,744)
Increase (decrease) in cash and cash equivalents	25,637	(17,134)
Cash and cash equivalents, beginning of period	64,009	68,412
Cash and cash equivalents, end of period	$89,646	$51,278

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Supplemental information:
Cash paid for income taxes	$31,477	$23,472
Income tax refunds	$1,770	$625
Interest paid	$3,324	$8,706
Non-cash investing and financing activities:
Share-settled executive bonus plan awards	$3,124	$8,916
Deferred compensation plan elective participant deferrals	$—	$101

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
Accounting Policies
Software Development Costs — Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to certain projects once technological feasibility is established. Total costs capitalized under the ACDP were $484 and $1,135 for the three months ended June 30, 2025 and 2024, respectively, and $806 and $2,434 for the six months ended June 30, 2025 and 2024, respectively. Additionally, total ACDP related amortization was $795 and $1,012 for the three months ended June 30, 2025 and 2024, respectively, and $1,550 and $1,661 for the six months ended June 30, 2025 and 2024, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. As of June 30, 2025 and December 31, 2024, $13,215 and $12,961 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal-use information technology systems, including a new enterprise resource planning system, human capital management system, and customer relationship management system for which it incurs implementation costs. As of June 30, 2025 and December 31, 2024, capitalized internal-use software implementation costs were $23,986 and $18,791, respectively, which are included in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs.

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

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Subscriptions:
Enterprise subscriptions (1)	$151,659	$127,845	$302,137	$255,372
SELECT subscriptions	67,284	63,648	129,444	127,189
Term license subscriptions	114,509	105,951	244,189	221,972
Subscriptions	333,452	297,444	675,770	604,533
Perpetual licenses	10,193	10,863	20,985	20,375
Subscriptions and licenses	343,645	308,307	696,755	624,908
Services:
Recurring	4,468	4,040	7,623	7,854
Other	15,993	17,990	30,270	35,338
Services	20,461	22,030	37,893	43,192
Total revenues	$364,106	$330,337	$734,648	$668,100

(1)Enterprise subscriptions are primarily revenues attributable to Enterprise 365 (“E365”) subscriptions of $150,166 and $125,630 for the three months ended June 30, 2025 and 2024, respectively, and $297,070 and $248,666 for the six months ended June 30, 2025 and 2024, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended June 30, 2025 and 2024, the Company recognized $184,341 and $162,458 of license related revenues, respectively, of which $174,148 and $151,595, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized $385,379 and $338,767 of license related revenues, respectively, of which $364,394 and $318,392, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Americas (1)	$194,059	$176,310	$393,034	$360,503
Europe, the Middle East, and Africa (“EMEA”)	105,414	95,865	212,419	190,579
Asia-Pacific (“APAC”)	64,633	58,162	129,195	117,018
Total revenues	$364,106	$330,337	$734,648	$668,100

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $155,358 and $139,010 for the three months ended June 30, 2025 and 2024, respectively, and $308,387 and $277,262 for the six months ended June 30, 2025 and 2024, respectively.

The Company derived 6% of its total revenues through channel partners for both the three and six months ended June 30, 2025 and 7% of its total revenues through channel partners for both the three and six months ended June 30, 2024.
Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, unbilled accounts receivable were $174,012 and $159,924, respectively.
Contract Balances
As of June 30, 2025 and December 31, 2024, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of June 30, 2025 or December 31, 2024.
Deferred revenues consist of billings made or payments received in advance of revenue recognition from subscriptions and services. The primary changes in deferred revenues are due to the Company’s performance under the contracts and new billings made or payments received in advance of revenue recognition from subscriptions and services. The satisfaction of performance obligations typically lags behind payments received under revenue from contracts with customers.
For the six months ended June 30, 2025, $175,935 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $163,049 for the six months ended June 30, 2025, which were primarily related to new billings. For the six months ended June 30, 2024, $165,042 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $152,734 for the six months ended June 30, 2024, which were primarily related to new billings.
As of June 30, 2025 and December 31, 2024, the Company deferred $19,905 and $18,540, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2025, amounts allocated to these remaining performance obligations are $264,818, of which the Company expects to recognize approximately 93% over the next 12 months with the remaining amount thereafter.
Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Six Months Ended June 30,
	2025	2024
Number of acquisitions	—	1
Cash paid at closing	$—	$5,000
Net cash paid	$—	$5,000
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

Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	June 30, 2025	December 31, 2024
Land	$1,341	$1,341
Building and improvements	33,628	32,115
Computer equipment and software	58,580	50,696
Furniture, fixtures, and equipment	10,504	9,183
Aircraft	2,038	2,038
Other	48	40
Property and equipment, at cost	106,139	95,413
Less: Accumulated depreciation	(71,762)	(61,615)
Total property and equipment, net	$34,377	$33,798
Depreciation expense was $3,453 and $3,313 for the three months ended June 30, 2025 and 2024, respectively, and $6,798 and $6,680 for the six months ended June 30, 2025 and 2024, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2024	$2,367,179
Foreign currency translation adjustments	49,262
Other adjustments	374
Balance, June 30, 2025	$2,416,815
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

		June 30, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$84,619	$(65,918)	$18,701	$86,578	$(61,671)	$24,907
Customer relationships	3-10 years	318,997	(177,309)	141,688	315,773	(162,175)	153,598
Trademarks	3-10 years	75,066	(42,704)	32,362	74,034	(38,593)	35,441
Non-compete agreements	5 years	350	(350)	—	350	(337)	13
Total intangible assets		$479,032	$(286,281)	$192,751	$476,735	$(262,776)	$213,959

The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of subscriptions and licenses	$3,204	$3,129	$6,440	$6,355
Amortization of purchased intangibles	8,201	8,392	16,409	17,356
Total amortization expense	$11,405	$11,521	$22,849	$23,711
Note 7: Investments
Investments consist of the following:

	June 30, 2025	December 31, 2024
Cost method investments	$23,260	$23,289
Equity method investments	2,584	2,475
Total investments	$25,844	$25,764
Cost Method Investments
The Company invests in technology development companies, generally in the form of equity interests or convertible notes. During the six months ended June 30, 2025 and 2024, the Company invested a total of $0 and $557, respectively. As of June 30, 2025 and December 31, 2024, $8,928 of the total cost method investment balance relates to the Company’s equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring.
During the second quarter of 2024, the Company acquired a business from Teralytics Holdings AG (“Teralytics”) for $5,000. During the fourth quarter of 2024, the Company sold its ownership percentage in Teralytics, which resulted in no gain or loss.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of June 30, 2025, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost (1)	$3,800	$3,558	$7,577	$7,253
Variable lease cost	1,006	1,115	2,177	2,288
Total operating lease cost	$4,806	$4,673	$9,754	$9,541

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,546 and $3,301 for the three months ended June 30, 2025 and 2024, respectively, and $7,078 and $6,772 for the six months ended June 30, 2025 and 2024, respectively.

Supplemental operating cash flows and other information related to leases was as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for operating leases included in operating cash flows	$8,156	$7,409
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,265	$3,502
The weighted average remaining lease term for operating leases was 4.1 years and 4.3 years as of June 30, 2025 and December 31, 2024, respectively. The weighted average discount rate was 5.4% and 5.2% as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the Company had additional minimum operating lease payments of $6,370 for executed leases that have not yet commenced, primarily for office locations.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued benefits	$48,348	$40,762
Accrued compensation	32,499	47,121
Other accrued and current liabilities	72,974	81,639
Total accruals and other current liabilities	$153,821	$169,522
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	June 30, 2025	December 31, 2024
Credit facility:
Revolving loan facility due October 2029	$—	$135,315
Convertible senior notes due January 2026 (the “2026 Notes”)	677,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(6,987)	(10,057)
Total debt	1,245,843	1,388,088
Less: Current portion of long-term debt	—	—
Long-term debt	$1,245,843	$1,388,088
The Company had $150 of letters of credit outstanding as of June 30, 2025 and December 31, 2024 under its second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”). As of June 30, 2025 and December 31, 2024, the Company had $1,299,850 and $1,164,535, respectively, available under the Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met. Unless converted, upon maturity in January 2026, the Company will be required to repay the outstanding principal amount on the 2026 Notes, which, as of June 30, 2025, was $677,830. As of June 30, 2025, the 2026 Notes were classified as long‑term in the consolidated balance sheets as the Company currently has the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.

During the first quarter of 2025, the Company paid $9,797 in cash to repurchase $10,000 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other (expense) income, net in the consolidated statements of operations for the six months ended June 30, 2025. The 2026 Notes were repurchased under the BSY Stock Repurchase Program (the “Repurchase Program”) authorization (see Note 13).
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contractual interest expense	$(1,932)	$(4,072)	$(4,375)	$(9,486)
Amortization of deferred debt issuance costs	(1,894)	(1,927)	(3,788)	(3,750)
Other interest expense	(30)	(2)	(101)	(68)
Interest income	337	901	937	1,684
Interest expense, net	$(3,519)	$(5,100)	$(7,327)	$(11,620)
The weighted average interest rate on borrowings under the Credit Facility were 6.24% and 7.38% for the three months ended June 30, 2025 and 2024, respectively, and 6.22% and 7.43% for the six months ended June 30, 2025 and 2024, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
The incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $2,393 and $6,367 for the three months ended June 30, 2025 and 2024, respectively, and $4,828 and $13,398 for the six months ended June 30, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of June 30, 2025, there was $1,087 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.5 years.

Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of June 30, 2025, shares of Class B common stock available for future issuance under the DCP were 4,588,127.
DCP elective participant deferrals were $0 and $43 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $101 for the six months ended June 30, 2025 and 2024, respectively. No discretionary contributions were made to the DCP during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, phantom shares of the Company’s Class B common stock issuable by the DCP were 10,917,802 and 12,728,808, respectively.
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
Deferred compensation plan expense was $7,584 and $883 for the three months ended June 30, 2025 and 2024, respectively, and $6,338 and $6,682 for the six months ended June 30, 2025 and 2024, respectively.
The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
Accruals and other current liabilities	$4,159	$3,798
Deferred compensation plan liabilities	98,895	96,684
Total DCP liabilities	$103,054	$100,482
Note 13: Common Stock
BSY Stock Repurchase Program
The Company’s Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or outstanding convertible senior notes through June 30, 2026. As of June 30, 2025, $113,358 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.

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
During the six months ended June 30, 2025, the Company repurchased 1,173,041 shares for $50,023, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program. During the six months ended June 30, 2024, the Company repurchased 729,681 shares for $37,515 under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
During the six months ended June 30, 2025, the Company issued 1,572,829 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 274,556 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $11,165. During the six months ended June 30, 2024, the Company issued 2,474,063 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the six months ended June 30, 2024.
During the six months ended June 30, 2025, the Company issued 49,545 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 20,779 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $902. During the six months ended June 30, 2024, the Company issued 168,291 shares of Class B common stock in connection with the Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. The total intrinsic value of stock options exercised for the six months ended June 30, 2024 was $40,775.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2025:
Second quarter	$0.07	$21,295
First quarter	$0.07	$21,198
2024:
Second quarter	$0.06	$17,980
First quarter	$0.06	$17,871

Global Employee Stock Purchase Plan
During the six months ended June 30, 2025, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 130,212 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,312. Of the total 133,840 shares purchased, 3,628 shares were sold back to the Company to pay for applicable income tax withholdings of $169. During the six months ended June 30, 2024, colleagues who elected to participate in the ESPP purchased a total of 122,020 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,560. Of the total 125,374 shares purchased, 3,354 shares were sold back to the Company to pay for applicable income tax withholdings of $175. As of June 30, 2025 and December 31, 2024, $6,271 and $5,577 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of June 30, 2025, shares of Class B common stock available for future issuance under the ESPP were 23,888,248.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended June 30, 2025 and 2024:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2025	$(97,432)	$(151)	$(97,583)
Other comprehensive income, before taxes	28,465	35	28,500
Tax expense	—	(8)	(8)
Other comprehensive income, net of taxes	28,465	27	28,492
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	—	4
Balance, June 30, 2025	$(68,971)	$(124)	$(69,095)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2024	$(92,367)	$(252)	$(92,619)
Other comprehensive loss, before taxes	(645)	—	(645)
Tax expense	—	—	—
Other comprehensive loss, net of taxes	(645)	—	(645)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, June 30, 2024	$(93,012)	$(252)	$(93,264)

Accumulated other comprehensive loss consists of the following during the six months ended June 30, 2025 and 2024:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)
Other comprehensive income, before taxes	34,937	70	35,007
Tax expense	—	(16)	(16)
Other comprehensive income, net of taxes	34,937	54	34,991
Less: Other comprehensive income (loss) attributable to noncontrolling interest	8	—	8
Balance, June 30, 2025	$(68,971)	$(124)	$(69,095)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)
Other comprehensive (loss) income, before taxes	(8,378)	129	(8,249)
Tax expense	—	(28)	(28)
Other comprehensive (loss) income, net of taxes	(8,378)	101	(8,277)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, June 30, 2024	$(93,012)	$(252)	$(93,264)
Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Restricted stock and RSUs expense	$16,495	$15,987	$31,442	$29,677
Bonus Plan expense (see Note 11)	1,828	4,879	3,652	10,180
ESPP expense (see Note 13)	670	591	1,301	1,215
Stock grants expense	600	600	600	600
DCP elective participant deferrals expense (see Note 12)	—	44	—	87
Total stock-based compensation expense (1)	$19,593	$22,101	$36,995	$41,759

(1)As of June 30, 2025 and December 31, 2024, $2,053 and $1,556 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Total stock‑based compensation expense (income) is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of subscriptions and licenses	$918	$(732)	$2,050	$362
Cost of services	587	756	1,308	1,638
Research and development	5,854	5,082	11,053	9,963
Selling and marketing	4,206	3,542	7,963	6,320
General and administrative	8,028	13,453	14,621	23,476
Total stock-based compensation expense	$19,593	$22,101	$36,995	$41,759
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of June 30, 2025, equity awards available for future grants under the 2020 Plan were 18,371,952.
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

The following is a summary of unvested RSUs activity and related information:

							Time-	Performance-
							Based	Based
							Weighted	Weighted
							Average	Average
			Time-		Performance-		Grant Date	Grant Date
	Total		Based		Based		Fair Value	Fair Value
	RSUs		RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2024	3,417,009		3,067,703	(1)	349,306	(2)	$45.45	$44.83
Granted	1,741,125		1,524,619		216,506	(3)	$40.54	$40.53
Vested	(1,145,903)		(830,999)		(314,904)		$43.41	$43.84
Forfeited and canceled	(130,615)		(127,474)		(3,141)		$42.45	$52.31
Unvested, June 30, 2025	3,881,616	(4)	3,633,849		247,767		$43.97	$42.23

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
(4)Includes 42,841 RSUs which are expected to be settled in cash.
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
The weighted average grant date fair values of RSUs granted were $40.54 and $50.66, for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025 and 2024, restricted stock and RSUs were issued net of 276,569 and 142,407 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $12,543 and $7,256, respectively.
As of June 30, 2025, there was $124,907 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2025, there was $6,769 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.7 years.
Stock Grants
During the six months ended June 30, 2025 and 2024, the Company granted 12,591 and 11,391 fully vested shares of Class B common stock, respectively, with a fair value of $600.

Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income before income taxes	$79,315	$77,357	$191,140	$169,905
Provision for income taxes	$8,876	$5,330	$29,364	$27,577
Effective tax rate	11.2%	6.9%	15.4%	16.2%
For the three months ended June 30, 2025, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of a decrease in discrete tax benefits recognized, partially offset by the decrease in forecasted effective tax rate impact of U.S. international tax provisions. For the three months ended June 30, 2025 and 2024, the Company recorded discrete tax benefits of $8,114 and $18,543, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the six months ended June 30, 2025, the effective tax rate was lower as compared to the same period in the prior year primarily due to the impact of the decrease in forecasted effective tax rate impact of U.S. international tax provisions, partially offset by a decrease in discrete tax benefits recognized. For the six months ended June 30, 2025 and 2024, the Company recorded discrete tax benefits of $13,187 and $20,681, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of June 30, 2025 and December 31, 2024:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.

Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of June 30, 2025, the estimated fair value of the 2026 Notes and 2027 Notes was $672,089 and $541,938, respectively. As of December 31, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $671,123 and $519,271, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

June 30, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$17,248	$—	$17,248
Interest rate swap (2)	—	24,461	24,461
Total assets	$17,248	$24,461	$41,709
Liabilities:
Deferred compensation plan liabilities (3)	$103,054	$—	$103,054
Cash-settled equity awards (4)	410	—	410
Total liabilities	$103,464	$—	$103,464

December 31, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,648	$—	$5,648
Interest rate swap (2)	—	32,172	32,172
Total assets	$5,648	$32,172	$37,820
Liabilities:
Deferred compensation plan liabilities (3)	$100,482	$—	$100,482
Cash-settled equity awards (4)	440	—	440
Total liabilities	$100,922	$—	$100,922

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $4,159 and $3,798 as of June 30, 2025 and December 31, 2024, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.

Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the six months ended June 30, 2025, the Company did not enter into any non‑cancelable future cash purchase commitments. During the year ended December 31, 2024, the Company entered into approximately $45,500 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. As of June 30, 2025, total non‑cancelable future cash purchase commitments were approximately $88,000 to be paid through September 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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
Reconciliation of operating income to AOI less SBC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating income	$84,430	$80,177	$199,614	$172,108
Amortization of purchased intangibles (see Note 6)	11,405	11,521	22,849	23,711
Deferred compensation plan	7,584	883	6,338	6,682
Acquisition expenses (1)	1,804	1,969	2,642	4,328
Realignment expenses (2)	—	743	—	809
AOI less SBC	$105,223	$95,293	$231,443	$207,638

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
(2)Realignment expenses. For the three and six months ended June 30, 2024, Realignment expenses were primarily associated with a strategic realignment program, which the Company initiated during the fourth quarter of 2023 (the “2023 Program”).

“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment of the Company’s colleagues, and third‑party personnel expenses and related overhead. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $209,081 and $192,375 for the three months ended June 30, 2025 and 2024, respectively, and $408,690 and $377,576 for the six months ended June 30, 2025 and 2024, respectively, are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations.
Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $84,525 and $65,916 for the three months ended June 30, 2025 and 2024, respectively, and $164,120 and $148,168 for the six months ended June 30, 2025 and 2024, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s AOI less SBC measure of profit or loss for segment reporting purposes, other segment items were $51,596 and $45,250 for the three months ended June 30, 2025 and 2024, respectively, and $97,125 and $87,652 for the six months ended June 30, 2025 and 2024, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Within the reconciliation of AOI less SBC, retention incentives paid to executives of acquired companies included as a component of acquisition expenses and costs associated with the 2023 Program included as a component of realignment expenses totaling $1,794 and $2,581 for the three months ended June 30, 2025 and 2024, respectively, and $2,610 and $4,766 for the six months ended June 30, 2025 and 2024, respectively, are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	June 30, 2025	December 31, 2024
Americas (1)	$209,143	$230,964
EMEA	33,654	32,712
APAC	15,804	16,384
Total long-lived assets	$258,601	$280,060

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other (Expense) Income, Net
Other (expense) income, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(3,339)	$(429)	$(7,711)	$2,361
Foreign exchange (1)	196	(2,284)	2,944	58
Receipts related to interest rate swap	1,874	2,411	3,738	4,768
Other (expense) income, net	(327)	2,582	(118)	2,230
Total other (expense) income, net	$(1,596)	$2,280	$(1,147)	$9,417

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
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of June 30, 2025 and 2024, there were 206,013 and 356,167 participating securities outstanding, respectively.
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

The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Bentley Systems	$70,482	$72,046	$161,850	$142,356
Less: Net income attributable to Bentley Systems allocated to participating securities	(11)	(21)	(29)	(42)
Basic net income attributable to Bentley Systems stockholders	70,471	72,025	161,821	142,314
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,714	1,717	3,283	3,440
Diluted net income attributable to Bentley Systems stockholders	$72,185	$73,742	$165,104	$145,754

Denominator:
Basic weighted average shares	314,622,491	314,980,580	314,894,050	314,660,906
Dilutive effect of stock options, restricted stock, and RSUs	574,768	1,036,506	638,912	1,361,265
Dilutive effect of ESPP	148,900	130,112	84,019	69,358
Dilutive effect of assumed conversion of convertible senior notes	17,477,861	17,633,786	17,533,301	17,633,786
Diluted weighted average shares	332,824,020	333,780,984	333,150,282	333,725,315

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.22	$0.23	$0.51	$0.45
Diluted	$0.22	$0.22	$0.50	$0.44
For the three and six months ended June 30, 2025, 314,348 and 277,635 RSUs, respectively, were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders as including them would have an anti‑dilutive effect. There were no anti‑dilutive securities for the three or six months ended June 30, 2024.

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
Executive Summary:
•Total revenues were $364,106 for the three months ended June 30, 2025, up 10.2% or 9.2% on a constant currency basis(1) compared to the three months ended June 30, 2024. Total revenues were $734,648 for the six months ended June 30, 2025, up 10.0% or 10.1% on a constant currency basis(1) compared to the six months ended June 30, 2024;
•Subscriptions revenues were $333,452 for the three months ended June 30, 2025, up 12.1% or 11.2% on a constant currency basis(1) compared to the three months ended June 30, 2024. Subscriptions revenues were $675,770 for the six months ended June 30, 2025, up 11.8% or 11.9% on a constant currency basis(1) compared to the six months ended June 30, 2024;
•ARR(2) was $1,379,161 as of June 30, 2025, compared to $1,215,910 as of June 30, 2024, representing a constant currency(1) ARR growth rate(2) of 11.5%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of June 30, 2025, compared to 108% as of June 30, 2024;
•Operating income was $84,430 for the three months ended June 30, 2025, compared to $80,177 for the three months ended June 30, 2024. Operating income was $199,614 for the six months ended June 30, 2025, compared to $172,108 for the six months ended June 30, 2024;
•AOI less SBC(1) was $105,223 for the three months ended June 30, 2025, compared to $95,293 for the three months ended June 30, 2024. AOI less SBC(1) was $231,443 for the six months ended June 30, 2025, compared to $207,638 for the six months ended June 30, 2024; and
•Cash flows from operations was $280,500 for the six months ended June 30, 2025, compared to $267,555 for the six months ended June 30, 2024.

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
Revenues
Consolidated Revenues

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Subscriptions	$333,452	$297,444	12.1%	11.2%	$675,770	$604,533	11.8%	11.9%
Perpetual licenses	10,193	10,863	(6.2%)	(7.0%)	20,985	20,375	3.0%	3.3%
Subscriptions and licenses	343,645	308,307	11.5%	10.5%	696,755	624,908	11.5%	11.7%
Services	20,461	22,030	(7.1%)	(8.6%)	37,893	43,192	(12.3%)	(12.3%)
Total revenues	$364,106	$330,337	10.2%	9.2%	$734,648	$668,100	10.0%	10.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three and six months ended June 30, 2025 was primarily driven by an increase in subscriptions revenues, partially offset by a decrease in services revenues.
Subscriptions. For the three and six months ended June 30, 2025, the increase in subscriptions revenues was driven by improvements in our business performance of $36,008 ($33,157 on a constant currency basis) and $71,237 ($72,052 on a constant currency basis), respectively. Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the three and six months ended June 30, 2025, the improvements in business performance were primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the three and six months ended June 30, 2025 were led by our engineering applications, followed by geoprofessional applications, and our Bentley Infrastructure Cloud.
Perpetual licenses. For the three months ended June 30, 2025, the decrease in perpetual licenses revenues was driven by a decline in our business performance of $670 ($762 on a constant currency basis). For the six months ended June 30, 2025, the increase in perpetual licenses revenues was driven by improvements in business performance of $610 ($681 on a constant currency basis).
Services. For the three and six months ended June 30, 2025, the decrease in services revenues was driven by a decline in our business performance of $1,569 ($1,894 on a constant currency basis) and $5,299 ($5,334 on a constant currency basis), respectively, driven primarily from weakness within Asset Performance Services.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Americas	$194,059	$176,310	10.1%	10.3%	$393,034	$360,503	9.0%	9.7%
EMEA	105,414	95,865	10.0%	6.2%	212,419	190,579	11.5%	10.2%
APAC	64,633	58,162	11.1%	11.0%	129,195	117,018	10.4%	11.2%
Total revenues	$364,106	$330,337	10.2%	9.2%	$734,648	$668,100	10.0%	10.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three and six months ended June 30, 2025, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $17,749 ($18,194 on a constant currency basis) and $32,531 ($34,858 on a constant currency basis), respectively.
The improvements in business performance for the three and six months ended June 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S. Partially offsetting these improvements, for the six months ended June 30, 2025, was a decline in services revenues.
EMEA. For the three and six months ended June 30, 2025, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $9,549 ($5,926 on a constant currency basis) and $21,840 ($19,402 on a constant currency basis), respectively.
The improvements in business performance for the three months ended June 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom, Central Europe, the Middle East, and Africa.
The improvements in business performance for the six months ended June 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom, the Middle East, and Africa, partially offset by a decline in services revenues.
APAC. For the three and six months ended June 30, 2025, the increase in revenues from APAC was primarily driven by improvements in our business performance of $6,471 ($6,381 on a constant currency basis) and $12,177 ($13,139 on a constant currency basis), respectively.
The improvements in business performance for the three months ended June 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in India, as well as an increase in our subscriptions revenues from new accounts in China, partially offset by declines in our subscriptions revenues from existing accounts in China.
The improvements in business performance for the six months ended June 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in India and Australia, as well as increases in our subscriptions and perpetual licenses revenues from new accounts in China, partially offset by declines in our subscriptions revenues from existing accounts in China.
The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.

Cost of Revenues and Operating Expenses
Cost of Revenues

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Cost of subscriptions and licenses	$47,758	$42,432	12.6%	11.8%	$94,256	$82,650	14.0%	14.6%
Cost of services	21,018	20,761	1.2%	(0.3%)	40,179	42,373	(5.2%)	(5.0%)
Total cost of revenues	$68,776	$63,193	8.8%	7.8%	$134,435	$125,023	7.5%	8.0%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three and six months ended June 30, 2025, on a constant currency basis, cost of subscriptions and licenses expenses increased due to an increase in headcount-related costs of $2,676 and $6,921, respectively, mainly due to an increase in annual and other compensation costs, and higher stock-based compensation expense, partially offset by realignment expenses recognized in the prior year periods related to the 2023 Program, which did not recur in the current year periods. Additionally, for the three and six months ended June 30, 2025, cost of subscriptions and licenses further increased due to an increase in cloud-related costs of $2,917 and $4,455, respectively.
Cost of services. For the three months ended June 30, 2025, on a constant currency basis, cost of services expenses were flat as the increase in annual and other compensation costs was offset by a reduction in third‑party personnel costs.
For the six months ended June 30, 2025, on a constant currency basis, cost of services expenses decreased primarily due to a decrease in headcount‑related costs, mainly due to a reduction in third‑party personnel costs.
Operating Expenses

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Research and development	$75,385	$65,709	14.7%	14.5%	$147,835	$134,080	10.3%	11.2%
Selling and marketing	69,873	57,129	22.3%	21.8%	132,932	111,515	19.2%	20.0%
General and administrative	49,857	54,854	(9.1%)	(9.4%)	97,085	101,336	(4.2%)	(3.7%)
Deferred compensation plan	7,584	883	NM	NM	6,338	6,682	(5.1%)	(5.1%)
Amortization of purchased intangibles	8,201	8,392	(2.3%)	(2.6%)	16,409	17,356	(5.5%)	(5.4%)
Total operating expenses	$210,900	$186,967	12.8%	12.5%	$400,599	$370,969	8.0%	8.7%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three and six months ended June 30, 2025, on a constant currency basis, research and development expenses increased primarily due to increases in headcount‑related costs of $10,041 and $15,802, respectively, mainly due to increases in headcount, and annual and other compensation costs.
Selling and marketing. For the three and six months ended June 30, 2025, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs $9,145 and $17,074, respectively, mainly due to increases in headcount, and annual and other compensation costs, and an increase in promotional costs of $1,987 and $2,609, respectively.

General and administrative. For the three months ended June 30, 2025, on a constant currency basis, general and administrative expenses decreased primarily due to a decrease in headcount‑related costs of $5,185, mainly due to lower incentive compensation expense related to the reduction in Gregory S. Bentley’s fractional interest under the Bonus Plan as part of Mr. Bentley’s transition to the role of Executive Chair effective July 1, 2024. Additionally, during the three months ended June 30, 2024, we recognized approximately $2,200 of other corporate initiatives expenses, which did not recur in the current year period. Partially offsetting these decreases were higher charitable contributions focusing on education and sustainability of $2,037.
For the six months ended June 30, 2025, on a constant currency basis, general and administrative expenses decreased primarily due to a decrease in headcount‑related costs of $5,748, mainly due to lower incentive compensation expense related to the change in the Bonus Plan described above, partially offset by increases in headcount, and annual and other compensation costs. Additionally, during the six months ended June 30, 2024, we recognized approximately $2,200 of other corporate initiatives expenses, which did not recur in the current year period. Partially offsetting these decreases were higher costs associated with our internal-use software implementations as compared to the same period in the prior year and higher charitable contributions focusing on education and sustainability of $1,981.
Deferred compensation plan. For the three and six months ended June 30, 2025 and 2024, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and six months ended June 30, 2025, on a constant currency basis, amortization of purchased intangibles decreased primarily due to lower acquisition activity as compared to prior periods.
Interest Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Interest expense	$(3,856)	$(6,001)	(35.7%)	$(8,264)	$(13,304)	(37.9%)
Interest income	337	901	(62.6%)	937	1,684	(44.4%)
Interest expense, net	$(3,519)	$(5,100)	(31.0%)	$(7,327)	$(11,620)	(36.9%)
For the three and six months ended June 30, 2025, interest expense, net decreased primarily due to lower weighted average debt outstanding under the credit facilities as compared to the same periods in the prior year.
Other (Expense) Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Loss) gain from:
Change in fair value of interest rate swap	$(3,339)	$(429)	$(7,711)	$2,361
Foreign exchange (1)	196	(2,284)	2,944	58
Receipts related to interest rate swap	1,874	2,411	3,738	4,768
Other (expense) income, net	(327)	2,582	(118)	2,230
Total other (expense) income, net	$(1,596)	$2,280	$(1,147)	$9,417

(1)Foreign exchange gain (loss) is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income before income taxes	$79,315	$77,357	$191,140	$169,905
Provision for income taxes	$8,876	$5,330	$29,364	$27,577
Effective tax rate	11.2%	6.9%	15.4%	16.2%
For the three months ended June 30, 2025, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of a decrease in discrete tax benefits recognized, partially offset by the decrease in forecasted effective tax rate impact of U.S. international tax provisions. For the three months ended June 30, 2025 and 2024, we recorded discrete tax benefits of $8,114 and $18,543, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
For the six months ended June 30, 2025, the effective tax rate was lower as compared to the same period in the prior year primarily due to the impact of the decrease in forecasted effective tax rate impact of U.S. international tax provisions, partially offset by a decrease in discrete tax benefits recognized. For the six months ended June 30, 2025 and 2024, we recorded discrete tax benefits of $13,187 and $20,681, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates. Based on our preliminary impact assessment, we believe the OBBBA will have a favorable impact on our cash paid for income taxes in 2025, primarily attributable to the change in restoring immediate U.S. tax deductions for domestic research and development expenses. We are still evaluating the full impact of the OBBBA on our consolidated financial statements.
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

	June 30,
	2025	2024
ARR	$1,379,161	$1,215,910
Last twelve-months recurring revenues	$1,309,010	$1,162,849
Twelve-months ended constant currency (1):
ARR growth rate	11.5%	11%
Account retention rate	99%	99%
Recurring revenues dollar-based net retention rate	109%	108%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 51% and 49% as of June 30, 2025 and 2024, respectively, with our E365 subscription offering representing 45% and 43% of total ARR as of June 30, 2025 and 2024, respectively.
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
The last twelve‑months recurring revenues for the periods ended June 30, 2025 compared to the last twelve‑months of the comparative twelve‑month period increased by $146,161. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended June 30, 2025 and 2024, 92% and 90%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 92% and 90% of our total revenues for the twelve months ended June 30, 2025 and 2024, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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
Reconciliation of operating income to AOI less SBC and to Adjusted operating income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating income	$84,430	$80,177	$199,614	$172,108
Amortization of purchased intangibles (1)	11,405	11,521	22,849	23,711
Deferred compensation plan (2)	7,584	883	6,338	6,682
Acquisition expenses (3)	1,804	1,969	2,642	4,328
Realignment expenses (4)	—	743	—	809
AOI less SBC	105,223	95,293	231,443	207,638
Stock-based compensation expense (5)	19,319	21,856	36,624	41,193
Adjusted operating income	$124,542	$117,149	$268,067	$248,831

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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Subscriptions	$333,452	$(3,191)	$330,261	$297,444	$(341)	$297,103
Perpetual licenses	10,193	(95)	10,098	10,863	(2)	10,861
Subscriptions and licenses	343,645	(3,286)	340,359	308,307	(343)	307,964
Services	20,461	(317)	20,144	22,030	8	22,038
Total revenues	$364,106	$(3,603)	$360,503	$330,337	$(335)	$330,002

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Subscriptions	$675,770	$142	$675,912	$604,533	$(673)	$603,860
Perpetual licenses	20,985	68	21,053	20,375	(3)	20,372
Subscriptions and licenses	696,755	210	696,965	624,908	(676)	624,232
Services	37,893	(36)	37,857	43,192	(1)	43,191
Total revenues	$734,648	$174	$734,822	$668,100	$(677)	$667,423
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Americas	$194,059	$392	$194,451	$176,310	$(53)	$176,257
EMEA	105,414	(3,761)	101,653	95,865	(138)	95,727
APAC	64,633	(234)	64,399	58,162	(144)	58,018
Total revenues	$364,106	$(3,603)	$360,503	$330,337	$(335)	$330,002

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Americas	$393,034	$2,192	$395,226	$360,503	$(135)	$360,368
EMEA	212,419	(2,756)	209,663	190,579	(318)	190,261
APAC	129,195	738	129,933	117,018	(224)	116,794
Total revenues	$734,648	$174	$734,822	$668,100	$(677)	$667,423
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Cost of subscriptions and licenses	$47,758	$(130)	$47,628	$42,432	$184	$42,616
Cost of services	21,018	(324)	20,694	20,761	(3)	20,758
Total cost of revenues	$68,776	$(454)	$68,322	$63,193	$181	$63,374

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Cost of subscriptions and licenses	$94,256	$379	$94,635	$82,650	$(59)	$82,591
Cost of services	40,179	81	40,260	42,373	(8)	42,365
Total cost of revenues	$134,435	$460	$134,895	$125,023	$(67)	$124,956
Reconciliation of operating expenses to operating expenses in constant currency:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Research and development	$75,385	$(355)	$75,030	$65,709	$(205)	$65,504
Selling and marketing	69,873	(285)	69,588	57,129	(9)	57,120
General and administrative	49,857	(198)	49,659	54,854	(15)	54,839
Deferred compensation plan	7,584	—	7,584	883	—	883
Amortization of purchased intangibles	8,201	(30)	8,171	8,392	—	8,392
Total operating expenses	$210,900	$(868)	$210,032	$186,967	$(229)	$186,738

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Research and development	$147,835	$1,196	$149,031	$134,080	$(28)	$134,052
Selling and marketing	132,932	838	133,770	111,515	(34)	111,481
General and administrative	97,085	419	97,504	101,336	(35)	101,301
Deferred compensation plan	6,338	—	6,338	6,682	—	6,682
Amortization of purchased intangibles	16,409	14	16,423	17,356	—	17,356
Total operating expenses	$400,599	$2,467	$403,066	$370,969	$(97)	$370,872
Liquidity and Capital Resources:
Cash and Cash Equivalents

	June 30, 2025	December 31, 2024
Cash and cash equivalents held domestically	$5,575	$2,845
Cash and cash equivalents held by foreign subsidiaries	84,071	61,164
Total cash and cash equivalents	$89,646	$64,009
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

Cash Flows Activity

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$280,500	$267,555
Investing activities	$(7,135)	$(10,946)
Financing activities	$(257,509)	$(270,999)
Operating Activities
For the six months ended June 30, 2025, compared to the same period in the prior year, net cash provided by operating activities was higher by $12,945 due to an increase in net income of $19,482, partially offset by a net decrease in non‑cash adjustments of $3,935 and a decrease in net cash flows from the change in operating assets and liabilities of $2,602. The decrease in net cash flows from the change in operating assets and liabilities period over period was primarily due to lower period over period Cloud Services Subscription deposits, and accruals and other liabilities. Offsetting these decreases were increases primarily due to timing of collections on our receivables, the overall timing of payments for income taxes and for software maintenance contracts, as well as lower capitalized internal‑use software implementation costs compared to the same period in the prior year.
Investing Activities
Net cash used in investing activities was lower by $3,811 for the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to lower acquisition related payments of $5,000.
Financing Activities
Net cash used in financing activities was lower by $13,490 for the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to lower net paydowns of the credit facilities of $61,713, partially offset by higher payments for shares acquired of $27,661, including shares repurchased under the Repurchase Program, higher dividend payments of $6,642, primarily due to an increase in our quarterly dividend per share to $0.07 in 2025 from $0.06 in 2024, and lower proceeds from the exercise of stock options of $4,007. Additionally, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of our outstanding 2026 Notes during the first quarter of 2025.
Long-Term Debt

	June 30, 2025	December 31, 2024
Current portion of long-term debt	$—	$—
Long-term debt	1,245,843	1,388,088
Total debt	$1,245,843	$1,388,088
As of June 30, 2025, we had $1,299,850 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility, the 2026 Notes, and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
Unless converted, upon maturity in January 2026, we will be required to repay the outstanding principal amount on the 2026 Notes, which, as of June 30, 2025, was $677,830. As of June 30, 2025, the 2026 Notes were classified as long‑term in the consolidated balance sheets as we currently have the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.

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
During the six months ended June 30, 2025, we repurchased 1,173,041 shares for $50,023, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program. During the six months ended June 30, 2024, we repurchased 729,681 shares for $37,515 under the Repurchase Program.
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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under our Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. We exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock during the first quarter of 2025, but we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock during the second quarter of 2025. During the six months ended June 30, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the six months ended June 30, 2025 and $0.06 per share of common stock during the six months ended June 30, 2024. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From April 1, 2025 to June 30, 2025, we issued 883,626 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended June 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
April 1, 2025 to April 30, 2025	499,143	$40.07	499,143	$113,358,334
May 1, 2025 to May 31, 2025	—	$—	—	$113,358,334
June 1, 2025 to June 30, 2025	—	$—	—	$113,358,334
	499,143	$40.07	499,143

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in March 2024 that authorizes the repurchase of up to $200 million of our Class B common stock and/or outstanding convertible senior notes through June 30, 2026.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On May 14, 2025, Julien Moutte, the Company’s Chief Technology Officer, terminated a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) and was adopted effective December 5, 2024 to sell an aggregate of 1,944 shares of our Class B common stock through June 5, 2025.
During the three months ended June 30, 2025, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
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

Bentley Systems, Incorporated

Date: August 6, 2025	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)