Form 10-Q
period 2025-09-30
BENTLEY SYSTEMS INC
filed 2025-11-05
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 29, 2025, the registrant had 11,537,627 shares of Class A and 292,019,441 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three and nine months ended September 30, 2025. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$165,411	$64,009
Accounts receivable	293,942	322,862
Allowance for doubtful accounts	(7,776)	(8,395)
Prepaid income taxes	17,337	13,066
Prepaid and other current assets	57,916	50,531
Total current assets	526,830	442,073
Property and equipment, net	35,176	33,798
Operating lease right-of-use assets	31,099	32,303
Intangible assets, net	181,022	213,959
Goodwill	2,410,308	2,367,179
Investments	27,690	25,764
Deferred income taxes	176,376	198,286
Other assets	75,947	86,445
Total assets	$3,464,448	$3,399,807
Liabilities and Equity
Current liabilities:
Accounts payable	$17,841	$16,479
Accruals and other current liabilities	158,299	169,522
Cloud Services Subscription deposits	427,750	366,895
Deferred revenues	234,824	245,729
Operating lease liabilities	11,797	11,656
Income taxes payable	9,944	4,053
Current portion of long-term debt	—	—
Total current liabilities	860,455	814,334
Long-term debt	1,247,378	1,388,088
Deferred compensation plan liabilities	104,857	96,684
Long-term operating lease liabilities	24,072	26,894
Deferred revenues	17,904	16,641
Deferred income taxes	9,350	8,612
Income taxes payable	—	3,615
Other liabilities	5,082	3,819
Total liabilities	2,269,098	2,358,687
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of September 30, 2025 and December 31, 2024	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 291,920,279 and 290,439,703 shares as of September 30, 2025 and December 31, 2024, respectively	2,919	2,905
Additional paid-in capital	1,283,584	1,217,986
Accumulated other comprehensive loss	(77,445)	(104,078)
Accumulated deficit	(13,870)	(75,941)
Total Bentley Systems stockholders’ equity	1,195,303	1,040,987
Noncontrolling interest	47	133
Total equity	1,195,350	1,041,120
Total liabilities and equity	$3,464,448	$3,399,807

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Subscriptions	$344,293	$303,239	$1,020,063	$907,772
Perpetual licenses	10,913	11,274	31,898	31,649
Subscriptions and licenses	355,206	314,513	1,051,961	939,421
Services	20,343	20,660	58,236	63,852
Total revenues	375,549	335,173	1,110,197	1,003,273
Cost of revenues:
Cost of subscriptions and licenses	53,824	44,220	148,080	126,870
Cost of services	18,371	20,612	58,550	62,985
Total cost of revenues	72,195	64,832	206,630	189,855
Gross profit	303,354	270,341	903,567	813,418
Operating expenses:
Research and development	78,751	70,068	226,586	204,148
Selling and marketing	72,107	64,940	205,039	176,455
General and administrative	53,818	51,359	150,903	152,695
Deferred compensation plan	6,033	6,983	12,371	13,665
Amortization of purchased intangibles	8,148	8,361	24,557	25,717
Total operating expenses	218,857	201,711	619,456	572,680
Income from operations	84,497	68,630	284,111	240,738
Interest expense, net	(2,727)	(4,669)	(10,054)	(16,289)
Other income (expense), net	1,937	(5,087)	790	4,330
Income before income taxes	83,707	58,874	274,847	228,779
Provision for income taxes	(26,256)	(16,522)	(55,620)	(44,099)
Equity in net (losses) income of investees, net of tax	(162)	(14)	(100)	14
Net income	57,289	42,338	219,127	184,694
Less: Net income (loss) attributable to noncontrolling interest	(84)	—	(96)	—
Net income attributable to Bentley Systems	$57,373	$42,338	$219,223	$184,694

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.18	$0.13	$0.70	$0.59
Diluted	$0.18	$0.13	$0.67	$0.57
Weighted average shares:
Basic	314,626,191	315,207,216	314,826,779	314,820,679
Diluted	333,277,478	333,789,636	333,214,695	333,724,425

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$57,289	$42,338	$219,127	$184,694
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(8,376)	10,306	26,561	1,928
Actuarial gain (loss) on retirement plan, net of tax effect of $(8), $0, $(24), and $(28), respectively	28	(1)	82	100
Total other comprehensive (loss) income, net of taxes	(8,348)	10,305	26,643	2,028
Comprehensive income	48,941	52,643	245,770	186,722
Less: Net income (loss) attributable to noncontrolling interest	(84)	—	(96)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	2	—	10	—
Comprehensive income attributable to Bentley Systems	$49,023	$52,643	$245,856	$186,722

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, June 30, 2025	303,438,072	$3,034	$1,259,476	$(69,095)	$(31,374)	$1,162,041	$129	$1,162,170
Net income (loss)	—	—	—	—	57,373	57,373	(84)	57,289
Other comprehensive (loss) income	—	—	—	(8,350)	—	(8,350)	2	(8,348)
Dividends declared	—	—	—	—	(21,263)	(21,263)	—	(21,263)
Shares issued in connection with deferred compensation plan, net	62,567	—	—	—	(2,393)	(2,393)	—	(2,393)
Shares issued in connection with executive bonus plan, net	17,292	1	1,793	—	(784)	1,010	—	1,010
Shares issued in connection with employee stock purchase plan, net	150,555	2	6,220	—	(370)	5,852	—	5,852
Stock-based compensation expense	—	—	16,095	—	—	16,095	—	16,095
Shares related to restricted stock, net	73,833	—	—	—	(56)	(56)	—	(56)
Repurchases of Class B common stock under approved program	(284,413)	(3)	—	—	(15,003)	(15,006)	—	(15,006)
Balance, September 30, 2025	303,457,906	$3,034	$1,283,584	$(77,445)	$(13,870)	$1,195,303	$47	$1,195,350

	Nine Months Ended September 30, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120
Net income (loss)	—	—	—	—	219,223	219,223	(96)	219,127
Other comprehensive income	—	—	—	26,633	—	26,633	10	26,643
Dividends declared	—	—	—	—	(63,756)	(63,756)	—	(63,756)
Shares issued in connection with deferred compensation plan, net	1,635,396	16	(16)	—	(13,558)	(13,558)	—	(13,558)
Shares issued in connection with executive bonus plan, net	66,837	1	4,917	—	(1,686)	3,232	—	3,232
Shares issued in connection with employee stock purchase plan, net	280,767	3	11,531	—	(539)	10,995	—	10,995
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	48,575	—	—	48,575	—	48,575
Shares related to restricted stock, net	942,439	9	(9)	—	(12,599)	(12,599)	—	(12,599)
Repurchases of Class B common stock under approved program	(1,457,454)	(15)	—	—	(65,014)	(65,029)	—	(65,029)
Balance, September 30, 2025	303,457,906	$3,034	$1,283,584	$(77,445)	$(13,870)	$1,195,303	$47	$1,195,350

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2024
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, June 30, 2024	299,747,133	$2,997	$1,176,630	$(93,264)	$(102,561)	$983,802	$704	$984,506
Net income	—	—	—	—	42,338	42,338	—	42,338
Other comprehensive income	—	—	—	10,305	—	10,305	—	10,305
Dividends declared	—	—	—	—	(18,134)	(18,134)	—	(18,134)
Shares issued in connection with deferred compensation plan	2,181,214	22	(22)	—	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	43	—	—	43	—	43
Shares issued in connection with executive bonus plan	88,296	1	4,282	—	—	4,283	—	4,283
Shares issued in connection with employee stock purchase plan, net	131,558	1	5,667	—	(173)	5,495	—	5,495
Stock-based compensation expense	—	—	14,843	—	—	14,843	—	14,843
Shares related to restricted stock, net	77,657	1	(1)	—	(1,415)	(1,415)	—	(1,415)
Repurchases of Class B common stock under approved program	(183,056)	(2)	—	—	(8,252)	(8,254)	—	(8,254)
Balance, September 30, 2024	302,042,802	$3,020	$1,201,442	$(82,959)	$(88,197)	$1,033,306	$704	$1,034,010

	Nine Months Ended September 30, 2024
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2023	296,265,837	$2,963	$1,127,234	$(84,987)	$(161,932)	$883,278	$704	$883,982
Net income	—	—	—	—	184,694	184,694	—	184,694
Other comprehensive income	—	—	—	2,028	—	2,028	—	2,028
Dividends declared	—	—	—	—	(53,985)	(53,985)	—	(53,985)
Shares issued in connection with deferred compensation plan	4,655,277	46	(46)	—	—	—	—	—
Deferred compensation plan elective participant deferrals	—	—	144	—	—	144	—	144
Shares issued in connection with executive bonus plan	256,587	3	13,196	—	—	13,199	—	13,199
Shares issued in connection with employee stock purchase plan, net	253,578	2	11,226	—	(348)	10,880	—	10,880
Stock option exercises, net	844,283	8	3,999	—	(2,195)	1,812	—	1,812
Shares issued for stock grants, net	11,391	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	45,096	—	—	45,096	—	45,096
Shares related to restricted stock, net	668,586	7	(7)	—	(8,671)	(8,671)	—	(8,671)
Repurchases of Class B common stock under approved program	(912,737)	(9)	—	—	(45,760)	(45,769)	—	(45,769)
Balance, September 30, 2024	302,042,802	$3,020	$1,201,442	$(82,959)	$(88,197)	$1,033,306	$704	$1,034,010

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$219,127	$184,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	50,125	48,397
Deferred income taxes	23,339	7,056
Stock-based compensation expense	55,037	57,856
Deferred compensation plan	12,371	13,665
Amortization of deferred debt issuance costs	5,682	5,554
Change in fair value of derivative	9,293	5,570
Foreign currency remeasurement loss (gain)	1,194	(126)
Other	(1,154)	(1,733)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	40,813	34,588
Prepaid and other assets	2,128	(9,952)
Accounts payable, accruals, and other liabilities	(36,984)	(20,984)
Cloud Services Subscription deposits	42,359	57,340
Deferred revenues	(24,369)	(31,512)
Income taxes payable, net of prepaid income taxes	(2,085)	3,247
Net cash provided by operating activities	396,876	353,660
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(12,836)	(8,499)
Acquisitions, net of cash acquired	—	(128,774)
Purchases of investments	(938)	(807)
Other	—	2,400
Net cash used in investing activities	(13,774)	(135,680)
Cash flows from financing activities:
Proceeds from credit facilities	258,750	233,281
Payments of credit facilities	(394,065)	(207,608)
Repurchase of convertible senior notes	(9,797)	—
Repayments of term loan	—	(140,000)
Payments of contingent and non-contingent consideration	(310)	(3,022)
Payments of dividends	(63,756)	(53,985)
Proceeds from stock purchases under employee stock purchase plan	11,534	11,228
Proceeds from exercise of stock options	—	4,007
Payments for shares acquired including shares withheld for taxes	(28,382)	(11,199)
Repurchases of Class B common stock under approved program	(65,029)	(45,769)
Other	(152)	(151)
Net cash used in financing activities	(291,207)	(213,218)
Effect of exchange rate changes on cash and cash equivalents	9,507	(999)
Increase in cash and cash equivalents	101,402	3,763
Cash and cash equivalents, beginning of period	64,009	68,412
Cash and cash equivalents, end of period	$165,411	$72,175

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental information:
Cash paid for income taxes	$36,383	$33,948
Income tax refunds	$2,356	$925
Interest paid	$5,844	$12,130
Non-cash investing and financing activities:
Share-settled executive bonus plan awards	$4,918	$13,199
Deferred compensation plan elective participant deferrals	$—	$144

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
Accounting Policies
Software Development Costs — Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to certain projects once technological feasibility is established. Total costs capitalized under the ACDP were $603 and $745 for the three months ended September 30, 2025 and 2024, respectively, and $1,409 and $3,179 for the nine months ended September 30, 2025 and 2024, respectively. Additionally, total ACDP related amortization was $3,829 and $1,106 for the three months ended September 30, 2025 and 2024, respectively, and $5,379 and $2,767 for the nine months ended September 30, 2025 and 2024, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $9,950 and $12,961 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal-use information technology systems, including a new enterprise resource planning system, human capital management system, and customer relationship management system for which it incurs implementation costs. As of September 30, 2025 and December 31, 2024, capitalized internal-use software implementation costs were $25,626 and $18,791, respectively, which are included in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs.

Note 2: Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025‑06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40, referred to as internal-use software. ASU 2025-06 is effective for the Company for the annual reporting period beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 may be adopted on a prospective basis to financial statements issued for reporting periods after the effective date, on a retrospective basis to all periods presented, or on a modified prospective transition basis for in-process projects through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of the adoption of ASU 2025‑06 on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025‑05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”), which provides public entities with an optional practical expedient when estimating expected credit losses for current accounts receivables and current contract assets arising from transactions accounted for under Revenue from Contracts with Customers (Topic 606), that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods if the Company elects the practical expedient. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025‑05 on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024‑03, Income Statements–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024‑03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024‑03, however, other than additional disclosure, the Company does not expect a change to the consolidated financial statements.
In March 2024, the SEC adopted the final rule under SEC Release No. 33‑11275, The Enhancement and Standardization of Climate‑Related Disclosures for Investors. The final rule requires registrants to disclose certain climate‑related information in registration statements and annual reports. The final rule disclosure requirements will begin phasing in prospectively for the Company’s fiscal year beginning January 1, 2025. In April 2024, the SEC issued an order staying the final rule pending completion of a judicial review of certain petitions challenging their validity. In March 2025, the SEC voted to end its defense of the final rule. In September 2025, judicial review was suspended awaiting SEC clarity on its position. The Company is currently evaluating the impact of the final rule on its consolidated financial statements disclosures and monitoring the status of the final rule pending the court’s ultimate decision.
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

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Subscriptions:
Enterprise subscriptions (1)	$157,543	$135,667	$459,680	$391,039
SELECT subscriptions	67,246	64,607	196,690	191,796
Term license subscriptions	119,504	102,965	363,693	324,937
Subscriptions	344,293	303,239	1,020,063	907,772
Perpetual licenses	10,913	11,274	31,898	31,649
Subscriptions and licenses	355,206	314,513	1,051,961	939,421
Services:
Recurring	3,547	3,387	11,170	11,241
Other	16,796	17,273	47,066	52,611
Services	20,343	20,660	58,236	63,852
Total revenues	$375,549	$335,173	$1,110,197	$1,003,273

(1)Enterprise subscriptions are primarily revenues attributable to Enterprise 365 (“E365”) subscriptions of $156,759 and $133,347 for the three months ended September 30, 2025 and 2024, respectively, and $453,829 and $382,013 for the nine months ended September 30, 2025 and 2024, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2025 and 2024, the Company recognized $191,109 and $166,035 of license related revenues, respectively, of which $180,196 and $154,761, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized $576,488 and $504,802 of license related revenues, respectively, of which $544,590 and $473,153, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Americas (1)	$196,345	$175,609	$589,379	$536,112
Europe, the Middle East, and Africa (“EMEA”)	107,887	95,343	320,306	285,922
Asia-Pacific (“APAC”)	71,317	64,221	200,512	181,239
Total revenues	$375,549	$335,173	$1,110,197	$1,003,273

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $154,148 and $139,338 for the three months ended September 30, 2025 and 2024, respectively, and $462,535 and $416,600 for the nine months ended September 30, 2025 and 2024, respectively.

The Company derived 6% of its total revenues through channel partners for the three months ended September 30, 2025 and 2024, and 6% and 7% of its total revenues through channel partners for the nine months ended September 30, 2025 and 2024, respectively.
Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, unbilled accounts receivable were $180,188 and $159,924, respectively.
Contract Balances
As of September 30, 2025 and December 31, 2024, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of September 30, 2025 or December 31, 2024.
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
For the nine months ended September 30, 2025, $223,141 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $197,856 for the nine months ended September 30, 2025, which were primarily related to new billings. For the nine months ended September 30, 2024, $211,782 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $182,880 for the nine months ended September 30, 2024, which were primarily related to new billings.
As of September 30, 2025 and December 31, 2024, the Company deferred $19,862 and $18,540, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2025, amounts allocated to these remaining performance obligations are $252,728, of which the Company expects to recognize approximately 93% over the next 12 months with the remaining amount thereafter.
Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Nine Months Ended September 30,
	2025	2024
Number of acquisitions	—	2
Cash paid at closing	$—	$141,310
Cash acquired	—	(12,536)
Net cash paid	$—	$128,774

The operating results for any acquired business are included in the Company’s consolidated financial statements from the closing date of each respective acquisition and were not material, individually or in the aggregate, to the Company’s consolidated statements of operations. During the nine months ended September 30, 2025, the Company finalized the purchase accounting for acquisitions completed during the year ended December 31, 2024. The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition:

Acquisitions Completed During
Year Ended
December 31, 2024
Consideration:
Cash paid at closing	$143,299
Other	108
Total consideration	$143,407
Assets acquired and liabilities assumed:
Cash	$12,892
Accounts receivable and other current assets	6,102
Operating lease right-of-use assets	103
Other assets	86
Software and technology (weighted average useful life of 5 years)	7,025
Customer relationships (weighted average useful life of 3 years)	284
Trademarks (weighted average useful life of 10 years)	5,145
Total identifiable assets acquired excluding goodwill	31,637
Accruals and other current liabilities	(5,778)
Deferred revenues	(2,427)
Operating lease liabilities	(103)
Deferred income taxes	(136)
Total liabilities assumed	(8,444)
Net identifiable assets acquired excluding goodwill	23,193
Goodwill	120,214
Net assets acquired	$143,407
Note 5: Property and Equipment, Net
Property and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
Land	$1,341	$1,341
Building and improvements	33,612	32,115
Computer equipment and software	60,861	50,696
Furniture, fixtures, and equipment	10,601	9,183
Aircraft	2,038	2,038
Other	47	40
Property and equipment, at cost	108,500	95,413
Less: Accumulated depreciation	(73,324)	(61,615)
Total property and equipment, net	$35,176	$33,798
Depreciation expense was $3,871 and $3,361 for the three months ended September 30, 2025 and 2024, respectively, and $10,669 and $10,041 for the nine months ended September 30, 2025 and 2024, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2024	$2,367,179
Foreign currency translation adjustments	42,450
Other adjustments	679
Balance, September 30, 2025	$2,410,308
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

		September 30, 2025			December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	3-5 years	$82,138	$(66,666)	$15,472	$86,578	$(61,671)	$24,907
Customer relationships	3-10 years	317,879	(182,979)	134,900	315,773	(162,175)	153,598
Trademarks	3-10 years	74,910	(44,260)	30,650	74,034	(38,593)	35,441
Non-compete agreements	5 years	350	(350)	—	350	(337)	13
Total intangible assets		$475,277	$(294,255)	$181,022	$476,735	$(262,776)	$213,959
The aggregate amortization expense for purchased intangible assets with finite lives was reflected in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of subscriptions and licenses	$3,191	$3,087	$9,631	$9,442
Amortization of purchased intangibles	8,148	8,361	24,557	25,717
Total amortization expense	$11,339	$11,448	$34,188	$35,159

Note 7: Investments
Investments consist of the following:

	September 30, 2025	December 31, 2024
Cost method investments	$25,254	$23,289
Equity method investments	2,436	2,475
Total investments	$27,690	$25,764
Cost Method Investments
The Company invests in technology development companies, generally in the form of equity interests or convertible notes. During the nine months ended September 30, 2025 and 2024, the Company invested a total of $938 and $807, respectively. As of September 30, 2025 and December 31, 2024, $8,928 of the total cost method investment balance relates to the Company’s equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring.
During the second quarter of 2024, the Company acquired a business from Teralytics Holdings AG (“Teralytics”) for $5,000. During the fourth quarter of 2024, the Company sold its ownership percentage in Teralytics, which resulted in no gain or loss.
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of September 30, 2025, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost reflected in the consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost (1)	$3,653	$4,146	$11,230	$11,399
Variable lease cost	1,207	1,261	3,384	3,549
Total operating lease cost	$4,860	$5,407	$14,614	$14,948

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,422 and $3,884 for the three months ended September 30, 2025 and 2024, respectively, and $10,500 and $10,656 for the nine months ended September 30, 2025 and 2024, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for operating leases included in operating cash flows	$12,153	$11,314
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$6,232	$7,394

(1)For the nine months ended September 30, 2024, right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from an acquisition of $103.

The weighted average remaining lease term for operating leases was 4.0 years and 4.3 years as of September 30, 2025 and December 31, 2024, respectively. The weighted average discount rate was 5.4% and 5.2% as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the Company had additional minimum operating lease payments of $7,250 for executed leases that have not yet commenced, primarily for office locations.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued benefits	$48,612	$40,762
Accrued compensation	40,582	47,121
Other accrued and current liabilities	69,105	81,639
Total accruals and other current liabilities	$158,299	$169,522
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	September 30, 2025	December 31, 2024
Credit facility:
Revolving loan facility due October 2029	$—	$135,315
Convertible senior notes due January 2026 (the “2026 Notes”)	677,830	687,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(5,452)	(10,057)
Total debt	1,247,378	1,388,088
Less: Current portion of long-term debt	—	—
Long-term debt	$1,247,378	$1,388,088
The Company had $150 of letters of credit outstanding as of September 30, 2025 and December 31, 2024 under its second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”). As of September 30, 2025 and December 31, 2024, the Company had $1,299,850 and $1,164,535, respectively, available under the Credit Facility.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants and none of the conditions of the 2026 Notes or 2027 Notes to early convert had been met. Unless converted, upon maturity in January 2026, the Company will be required to repay the outstanding principal amount on the 2026 Notes, which, as of September 30, 2025, was $677,830. As of September 30, 2025, the 2026 Notes were classified as long‑term in the consolidated balance sheets as the Company currently has the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.
During the first quarter of 2025, the Company paid $9,797 in cash to repurchase $10,000 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the nine months ended September 30, 2025. The 2026 Notes were repurchased under the BSY Stock Repurchase Program (the “Repurchase Program”) authorization (see Note 13).

2026 Notes Event Subsequent to September 30, 2025
On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes, which mature on January 15, 2026 unless earlier converted, redeemed, or repurchased. Prior to October 15, 2025, the 2026 Notes were convertible at the option of the holder pursuant to the terms of the indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2026 Trustee”) (the “2026 Indenture”). On or after October 15, 2025 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2026 Notes are convertible at the option of the holder at any time.
On October 14, 2025, in accordance with the 2026 Indenture, the Company gave notice to the 2026 Trustee, the Conversion Agent and the Holders (each as defined in the 2026 Indenture) that the Company elected to change the “Default Settlement Method” (as defined in the 2026 Indenture) for conversions of the 2026 Notes to “Physical Settlement” (as defined in the 2026 Indenture). As a result, all conversions of the 2026 Notes occurring on and after October 15, 2025 will be settled by delivery of shares of the Company’s Class B common stock using Physical Settlement in accordance with the 2026 Indenture. The initial conversion rate, which is subject to adjustment as set forth in the 2026 Indenture, is 15.5925 shares of the Company’s Class B common stock per one thousand dollar principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share.
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest expense	$(1,629)	$(3,227)	$(6,004)	$(12,713)
Amortization of deferred debt issuance costs	(1,894)	(1,804)	(5,682)	(5,554)
Other interest expense	(49)	(74)	(150)	(142)
Interest income	845	436	1,782	2,120
Interest expense, net	$(2,727)	$(4,669)	$(10,054)	$(16,289)
The weighted average interest rate on borrowings under the Credit Facility were 6.19% and 7.21% for the three months ended September 30, 2025 and 2024, respectively, and 6.19% and 7.38% for the nine months ended September 30, 2025 and 2024, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
The incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $2,289 and $1,460 for the three months ended September 30, 2025 and 2024, respectively, and $7,117 and $14,858 for the nine months ended September 30, 2025 and 2024, respectively.

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
During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of September 30, 2025, there was $1,026 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.2 years.
Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of September 30, 2025, shares of Class B common stock available for future issuance under the DCP were 4,616,129.
DCP elective participant deferrals were $0 and $43 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $144 for the nine months ended September 30, 2025 and 2024, respectively. No discretionary contributions were made to the DCP during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, phantom shares of the Company’s Class B common stock issuable by the DCP were 10,827,233 and 12,728,808, respectively.
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
Deferred compensation plan expense was $6,033 and $6,983 for the three months ended September 30, 2025 and 2024, respectively, and $12,371 and $13,665 for the nine months ended September 30, 2025 and 2024, respectively.

The total liabilities related to the DCP is included in the consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Accruals and other current liabilities	$4,230	$3,798
Deferred compensation plan liabilities	104,857	96,684
Total DCP liabilities	$109,087	$100,482
Note 13: Common Stock
BSY Stock Repurchase Program
The Company’s Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or outstanding convertible senior notes through June 30, 2026. As of September 30, 2025, $98,358 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
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
During the nine months ended September 30, 2025, the Company repurchased 1,457,454 shares for $65,029, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased 912,737 shares for $45,769 under the Repurchase Program.
Common Stock Issuances, Sales, and Repurchases
During the nine months ended September 30, 2025, the Company issued 1,635,396 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 317,259 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $13,558. During the nine months ended September 30, 2024, the Company issued 4,655,277 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, the Company issued 66,837 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 34,224 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $1,686. During the nine months ended September 30, 2024, the Company issued 256,587 shares of Class B common stock in connection with the Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. The total intrinsic value of stock options exercised for the nine months ended September 30, 2024 was $40,775.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2025:
Third quarter	$0.07	$21,263
Second quarter	$0.07	$21,295
First quarter	$0.07	$21,198
2024:
Third quarter	$0.06	$18,134
Second quarter	$0.06	$17,980
First quarter	$0.06	$17,871
Global Employee Stock Purchase Plan
During the nine months ended September 30, 2025, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 280,767 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,534. Of the total 291,251 shares purchased, 10,484 shares were sold back to the Company to pay for applicable income tax withholdings of $539. During the nine months ended September 30, 2024, colleagues who elected to participate in the ESPP purchased a total of 253,578 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,228. Of the total 260,437 shares purchased, 6,859 shares were sold back to the Company to pay for applicable income tax withholdings of $348. As of September 30, 2025 and December 31, 2024, $3,199 and $5,577 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of September 30, 2025, shares of Class B common stock available for future issuance under the ESPP were 23,737,693.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2025 and 2024:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2025	$(68,971)	$(124)	$(69,095)
Other comprehensive (loss) income, before taxes	(8,376)	36	(8,340)
Tax expense	—	(8)	(8)
Other comprehensive (loss) income, net of taxes	(8,376)	28	(8,348)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	2	—	2
Balance, September 30, 2025	$(77,349)	$(96)	$(77,445)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2024	$(93,012)	$(252)	$(93,264)
Other comprehensive income (loss), before taxes	10,306	(1)	10,305
Tax expense	—	—	—
Other comprehensive income (loss), net of taxes	10,306	(1)	10,305
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, September 30, 2024	$(82,706)	$(253)	$(82,959)

Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2025 and 2024:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)
Other comprehensive income, before taxes	26,561	106	26,667
Tax expense	—	(24)	(24)
Other comprehensive income, net of taxes	26,561	82	26,643
Less: Other comprehensive income (loss) attributable to noncontrolling interest	10	—	10
Balance, September 30, 2025	$(77,349)	$(96)	$(77,445)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2023	$(84,634)	$(353)	$(84,987)
Other comprehensive income, before taxes	1,928	128	2,056
Tax expense	—	(28)	(28)
Other comprehensive income, net of taxes	1,928	100	2,028
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, September 30, 2024	$(82,706)	$(253)	$(82,959)
Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock and RSUs expense	$15,614	$14,375	$47,056	$44,052
Bonus Plan expense (see Note 11)	1,754	1,057	5,406	11,237
ESPP expense (see Note 13)	674	622	1,975	1,837
Stock grants expense	—	—	600	600
DCP elective participant deferrals expense (see Note 12)	—	43	—	130
Total stock-based compensation expense (1)	$18,042	$16,097	$55,037	$57,856

(1)As of September 30, 2025 and December 31, 2024, $2,162 and $1,556 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of subscriptions and licenses	$984	$520	$3,034	$882
Cost of services	563	705	1,871	2,343
Research and development	5,601	5,018	16,654	14,981
Selling and marketing	4,014	3,305	11,977	9,625
General and administrative	6,880	6,549	21,501	30,025
Total stock-based compensation expense	$18,042	$16,097	$55,037	$57,856
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of September 30, 2025, equity awards available for future grants under the 2020 Plan were 18,389,644.
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

The following is a summary of unvested RSUs activity and related information:

							Time-	Performance-
							Based	Based
							Weighted	Weighted
							Average	Average
			Time-		Performance-		Grant Date	Grant Date
	Total		Based		Based		Fair Value	Fair Value
	RSUs		RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2024	3,417,009		3,067,703	(1)	349,306	(2)	$45.45	$44.83
Granted	1,764,488		1,547,982		216,506	(3)	$40.81	$40.53
Vested	(1,220,396)		(905,492)		(314,904)		$43.87	$43.84
Forfeited and canceled	(175,389)		(167,503)		(7,886)		$42.59	$52.53
Unvested, September 30, 2025	3,785,712	(4)	3,542,690		243,022		$43.97	$42.02

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
(4)Includes 41,621 RSUs which are expected to be settled in cash.
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
The weighted average grant date fair values of RSUs granted were $40.78 and $50.66, for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025 and 2024, restricted stock and RSUs were issued net of 277,595 and 171,314 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $12,599 and $8,671, respectively.
As of September 30, 2025, there was $111,329 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of September 30, 2025, there was $3,530 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 0.5 years.
Stock Grants
For the nine months ended September 30, 2025 and 2024, the Company granted 12,591 and 11,391 fully vested shares of Class B common stock, respectively, with a fair value of $600.

Note 16: Income Taxes
The following is a summary of Income before income taxes, Provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income before income taxes	$83,707	$58,874	$274,847	$228,779
Provision for income taxes	$26,256	$16,522	$55,620	$44,099
Effective tax rate	31.4%	28.1%	20.2%	19.3%
For the three months ended September 30, 2025, the effective tax rate was higher compared to the same period in the prior year primarily due to the increase in discrete tax expenses recognized in the current year period. For the three months ended September 30, 2025, the Company recorded discrete tax expenses of $6,455 primarily associated with the limitation of discrete stock‑based compensation deductions on U.S. international tax provisions. For the three months ended September 30, 2024, the Company recorded discrete tax expense of $2,887.
For the nine months ended September 30, 2025, the effective tax rate was higher as compared to the same period in the prior year primarily due to the decrease in discrete tax benefits recognized in the current year period. For the nine months ended September 30, 2025 and 2024, the Company recorded discrete tax benefits of $6,732 and $17,794, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of September 30, 2025 and December 31, 2024:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.

Long-Term Debt — The fair value of the Company’s borrowings under its Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of September 30, 2025, the estimated fair value of the 2026 Notes and 2027 Notes was $667,663 and $542,340, respectively. As of December 31, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $671,123 and $519,271, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

September 30, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$40,090	$—	$40,090
Interest rate swap (2)	—	22,879	22,879
Total assets	$40,090	$22,879	$62,969
Liabilities:
Deferred compensation plan liabilities (3)	$109,087	$—	$109,087
Cash-settled equity awards (4)	559	—	559
Total liabilities	$109,646	$—	$109,646

December 31, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,648	$—	$5,648
Interest rate swap (2)	—	32,172	32,172
Total assets	$5,648	$32,172	$37,820
Liabilities:
Deferred compensation plan liabilities (3)	$100,482	$—	$100,482
Cash-settled equity awards (4)	440	—	440
Total liabilities	$100,922	$—	$100,922

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $4,230 and $3,798 as of September 30, 2025 and December 31, 2024, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.

Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company entered into approximately $7,900 and $45,500, respectively, of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software solutions and for internal‑use software costs. As of September 30, 2025, total non‑cancelable future cash purchase commitments were approximately $71,000 to be paid through September 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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

Reconciliation of operating income to AOI less SBC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating income	$84,497	$68,630	$284,111	$240,738
Amortization of purchased intangibles (see Note 6)	11,339	11,448	34,188	35,159
Deferred compensation plan	6,033	6,983	12,371	13,665
Acquisition expenses (1)	2,157	2,454	4,799	6,782
Realignment expenses (2)	—	9	—	818
AOI less SBC	$104,026	$89,524	$335,469	$297,162

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
(2)Realignment expenses. For the three and nine months ended September 30, 2024, Realignment expenses were primarily associated with a strategic realignment program, which the Company initiated during the fourth quarter of 2023 (the “2023 Program”).
“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment of the Company’s colleagues, and third‑party personnel expenses and related overhead. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $215,892 and $196,181 for the three months ended September 30, 2025 and 2024, respectively, and $624,582 and $573,757 for the nine months ended September 30, 2025 and 2024, respectively, are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations.
Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $102,368 and $96,654 for the three months ended September 30, 2025 and 2024, respectively, and $266,488 and $244,822 for the nine months ended September 30, 2025 and 2024, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.

Under the Company’s AOI less SBC measure of profit or loss for segment reporting purposes, other segment items were $57,433 and $51,054 for the three months ended September 30, 2025 and 2024, respectively, and $154,558 and $138,706 for the nine months ended September 30, 2025 and 2024, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned solutions and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative. Within the reconciliation of AOI less SBC, retention incentives paid to executives of acquired companies included as a component of acquisition expenses and costs associated with the 2023 Program included as a component of realignment expenses totaling $1,802 and $1,586 for the three months ended September 30, 2025 and 2024, respectively, and $4,412 and $6,352 for the nine months ended September 30, 2025 and 2024, respectively, are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	September 30, 2025	December 31, 2024
Americas (1)	$199,265	$230,964
EMEA	32,466	32,712
APAC	15,566	16,384
Total long-lived assets	$247,297	$280,060

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).
Note 20: Other Income (Expense), Net
Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(1,582)	$(7,931)	$(9,293)	$(5,570)
Foreign exchange (1)	833	696	3,777	754
Receipts related to interest rate swap	1,908	2,452	5,646	7,220
Other income (expense), net	778	(304)	660	1,926
Total other income (expense), net	$1,937	$(5,087)	$790	$4,330

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
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of September 30, 2025 and 2024, there were 206,013 and 352,730 participating securities outstanding, respectively.
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

The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Bentley Systems	$57,373	$42,338	$219,223	$184,694
Less: Net income attributable to Bentley Systems allocated to participating securities	(14)	(21)	(43)	(63)
Basic net income attributable to Bentley Systems stockholders	57,359	42,317	219,180	184,631
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,721	1,723	5,005	5,164
Diluted net income attributable to Bentley Systems stockholders	$59,080	$44,040	$224,185	$189,795

Denominator:
Basic weighted average shares	314,626,191	315,207,216	314,826,779	314,820,679
Dilutive effect of stock options, restricted stock, and RSUs	1,162,029	941,136	813,284	1,221,222
Dilutive effect of ESPP	11,397	7,498	59,811	48,738
Dilutive effect of assumed conversion of convertible senior notes	17,477,861	17,633,786	17,514,821	17,633,786
Diluted weighted average shares	333,277,478	333,789,636	333,214,695	333,724,425

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.18	$0.13	$0.70	$0.59
Diluted	$0.18	$0.13	$0.67	$0.57
There were no anti‑dilutive securities for the three months ended September 30, 2025 or 2024. For the nine months ended September 30, 2025, 185,090 RSUs were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders as including them would have an anti‑dilutive effect. There were no anti‑dilutive securities for the nine months ended September 30, 2024.

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
Executive Summary:
•Total revenues were $375,549 for the three months ended September 30, 2025, up 12.0% or 10.6% on a constant currency basis(1) compared to the three months ended September 30, 2024. Total revenues were $1,110,197 for the nine months ended September 30, 2025, up 10.7% or 10.3% on a constant currency basis(1) compared to the nine months ended September 30, 2024;
•Subscriptions revenues were $344,293 for the three months ended September 30, 2025, up 13.5% or 12.1% on a constant currency basis(1) compared to the three months ended September 30, 2024. Subscriptions revenues were $1,020,063 for the nine months ended September 30, 2025, up 12.4% or 12.0% on a constant currency basis(1) compared to the nine months ended September 30, 2024;
•ARR(2) was $1,405,236 as of September 30, 2025, compared to $1,270,726 as of September 30, 2024, representing a constant currency(1) ARR growth rate(2) of 10.5%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of September 30, 2025, consistent with the same period in the prior year;
•Operating income was $84,497 for the three months ended September 30, 2025, compared to $68,630 for the three months ended September 30, 2024. Operating income was $284,111 for the nine months ended September 30, 2025, compared to $240,738 for the nine months ended September 30, 2024;
•AOI less SBC(1) was $104,026 for the three months ended September 30, 2025, compared to $89,524 for the three months ended September 30, 2024. AOI less SBC(1) was $335,469 for the nine months ended September 30, 2025, compared to $297,162 for the nine months ended September 30, 2024; and
•Cash flows from operations was $396,876 for the nine months ended September 30, 2025, compared to $353,660 for the nine months ended September 30, 2024.

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
Revenues
Consolidated Revenues

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Subscriptions	$344,293	$303,239	13.5%	12.1%	$1,020,063	$907,772	12.4%	12.0%
Perpetual licenses	10,913	11,274	(3.2%)	(3.6%)	31,898	31,649	0.8%	0.9%
Subscriptions and licenses	355,206	314,513	12.9%	11.5%	1,051,961	939,421	12.0%	11.6%
Services	20,343	20,660	(1.5%)	(2.8%)	58,236	63,852	(8.8%)	(9.3%)
Total revenues	$375,549	$335,173	12.0%	10.6%	$1,110,197	$1,003,273	10.7%	10.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three and nine months ended September 30, 2025 was primarily driven by an increase in subscriptions revenues. Partially offsetting the increase, for the nine months ended September 30, 2025, was a decrease in services revenues.
Subscriptions. For the three and nine months ended September 30, 2025, the increase in subscriptions revenues was driven by improvements in our business performance of $41,054 ($36,610 on a constant currency basis) and $112,291 ($108,662 on a constant currency basis), respectively. Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the three and nine months ended September 30, 2025, the improvements in business performance were primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts.
The improvements in business performance for the three months ended September 30, 2025 were led by our geoprofessional applications and engineering applications, followed by our Bentley Infrastructure Cloud.
The improvements in business performance for the nine months ended September 30, 2025 were led by our engineering applications, followed by our geoprofessional applications, and our Bentley Infrastructure Cloud.
Perpetual licenses. For the three and nine months ended September 30, 2025, perpetual licenses revenues were flat compared to the same periods in the prior year.

Services. For the three months ended September 30, 2025, services revenues were flat compared to the same period in the prior year. For the nine months ended September 30, 2025, the decrease in services revenues was driven by a decline in our business performance of $5,616 ($5,915 on a constant currency basis) driven primarily from weakness within our Asset Performance Services.
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Americas	$196,345	$175,609	11.8%	11.6%	$589,379	$536,112	9.9%	10.3%
EMEA	107,887	95,343	13.2%	8.8%	320,306	285,922	12.0%	9.7%
APAC	71,317	64,221	11.0%	10.6%	200,512	181,239	10.6%	11.0%
Total revenues	$375,549	$335,173	12.0%	10.6%	$1,110,197	$1,003,273	10.7%	10.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three and nine months ended September 30, 2025, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $20,736 ($20,440 on a constant currency basis) and $53,267 ($55,298 on a constant currency basis), respectively.
The improvements in business performance for the three and nine months ended September 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S.
EMEA. For the three and nine months ended September 30, 2025, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $12,544 ($8,359 on a constant currency basis) and $34,384 ($27,761 on a constant currency basis), respectively.
The improvements in business performance for the three months ended September 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the Middle East and the United Kingdom, partially offset by a decline in services revenues.
The improvements in business performance for the nine months ended September 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom and the Middle East, as well as increases in our subscriptions revenues from new accounts, partially offset by a decline in services revenues.
APAC. For the three and nine months ended September 30, 2025, the increase in revenues from APAC was primarily driven by improvements in our business performance of $7,096 ($6,827 on a constant currency basis) and $19,273 ($19,966 on a constant currency basis), respectively.
The improvements in business performance for the three and nine months ended September 30, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia and India.
Additionally, for the three and nine months ended September 30, 2025, our revenues in China were essentially flat. Our subscriptions revenues in China decreased primarily due to a decline from existing accounts, partially offset by an increase from new accounts. Our perpetual licenses revenues in China increased primarily due to expansion from new accounts, partially offset by a decline from existing accounts.
The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.

Cost of Revenues and Operating Expenses
Cost of Revenues

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Cost of subscriptions and licenses	$53,824	$44,220	21.7%	20.5%	$148,080	$126,870	16.7%	16.6%
Cost of services	18,371	20,612	(10.9%)	(12.4%)	58,550	62,985	(7.0%)	(7.4%)
Total cost of revenues	$72,195	$64,832	11.4%	10.0%	$206,630	$189,855	8.8%	8.7%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three and nine months ended September 30, 2025, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in headcount‑related costs of $3,637 and $10,558, respectively, mainly due to an increase in annual and other compensation costs. Additionally, during the three and nine months ended September 30, 2025, cost of subscriptions and licenses expenses further increased due to an increase in cloud-related costs of $2,980 and $7,435, respectively.
Cost of services. For the three and nine months ended September 30, 2025, on a constant currency basis, cost of services expenses decreased primarily due to a decrease in headcount‑related costs of $1,876 and $2,600, respectively, mainly due to a reduction in third‑party personnel costs. Additionally, during the three months ended September 30, 2025, headcount‑related costs decreased due to lower annual and other compensation costs.
Operating Expenses

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2025	2024	%	%(1)	2025	2024	%	%(1)
Research and development	$78,751	$70,068	12.4%	11.3%	$226,586	$204,148	11.0%	11.2%
Selling and marketing	72,107	64,940	11.0%	9.8%	205,039	176,455	16.2%	16.2%
General and administrative	53,818	51,359	4.8%	4.0%	150,903	152,695	(1.2%)	(1.2%)
Deferred compensation plan	6,033	6,983	(13.6%)	(13.6%)	12,371	13,665	(9.5%)	(9.5%)
Amortization of purchased intangibles	8,148	8,361	(2.5%)	(2.9%)	24,557	25,717	(4.5%)	(4.6%)
Total operating expenses	$218,857	$201,711	8.5%	7.5%	$619,456	$572,680	8.2%	8.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three and nine months ended September 30, 2025, on a constant currency basis, research and development expenses increased primarily due to increases in headcount‑related costs of $8,575 and $24,377, respectively, mainly due to increases in headcount, and annual and other compensation costs.
Selling and marketing. For the three and nine months ended September 30, 2025, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $3,920 and $20,994, respectively, mainly due to increases in headcount, and annual and other compensation costs, and an increase in promotional costs of $1,371 and $3,980, respectively.

General and administrative. For the three months ended September 30, 2025, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $2,530, mainly due to increases in headcount, and annual and other compensation costs, and higher expense associated with non-income related taxes of $1,377. Partially offsetting these increases were lower charitable contributions focusing on education and sustainability of $2,610, as contributions were made during the second quarter of 2025 compared to the third quarter of 2024.
For the nine months ended September 30, 2025, on a constant currency basis, general and administrative expenses decreased primarily due to a decrease in headcount‑related costs of $3,218, mainly due to lower incentive compensation expense related to the reduction in Gregory S. Bentley’s fractional interest under the Bonus Plan as part of Mr. Bentley’s transition to the role of Executive Chair effective July 1, 2024, partially offset by increases in headcount, and annual and other compensation costs. Additionally, during the nine months ended September 30, 2024, we recognized approximately $2,200 of other corporate initiatives expenses, which did not recur in the current year period. Partially offsetting these decreases were higher costs associated with our internal-use software implementations as compared to the same period in the prior year.
Deferred compensation plan. For the three and nine months ended September 30, 2025 and 2024, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and nine months ended September 30, 2025, on a constant currency basis, amortization of purchased intangibles decreased primarily due to lower acquisition activity as compared to prior periods.
Interest Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Interest expense	$(3,572)	$(5,105)	(30.0%)	$(11,836)	$(18,409)	(35.7%)
Interest income	845	436	93.8%	1,782	2,120	(15.9%)
Interest expense, net	$(2,727)	$(4,669)	(41.6%)	$(10,054)	$(16,289)	(38.3%)
For the three and nine months ended September 30, 2025, interest expense, net decreased primarily due to lower weighted average debt outstanding under the credit facilities as compared to the same periods in the prior year.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Loss) gain from:
Change in fair value of interest rate swap	$(1,582)	$(7,931)	$(9,293)	$(5,570)
Foreign exchange (1)	833	696	3,777	754
Receipts related to interest rate swap	1,908	2,452	5,646	7,220
Other income (expense), net	778	(304)	660	1,926
Total other income (expense), net	$1,937	$(5,087)	$790	$4,330

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income before income taxes	$83,707	$58,874	$274,847	$228,779
Provision for income taxes	$26,256	$16,522	$55,620	$44,099
Effective tax rate	31.4%	28.1%	20.2%	19.3%
For the three months ended September 30, 2025, the effective tax rate was higher compared to the same period in the prior year primarily due to the increase in discrete tax expenses recognized in the current year period. For the three months ended September 30, 2025, we recorded discrete tax expenses of $6,455 primarily associated with the limitation of discrete stock‑based compensation deductions on U.S. international tax provisions. For the three months ended September 30, 2024, we recorded discrete tax expense of $2,887.
For the nine months ended September 30, 2025, the effective tax rate was higher as compared to the same period in the prior year primarily due to the decrease in discrete tax benefits recognized in the current year period. For the nine months ended September 30, 2025 and 2024, we recorded discrete tax benefits of $6,732 and $17,794, respectively, primarily associated with windfall tax benefits from stock‑based compensation, net of the impact from officer compensation limitation provisions.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates. Based on our preliminary impact assessment, we believe the OBBBA will have a favorable impact on our cash paid for income taxes in 2025 and 2026, primarily attributable to the change in restoring immediate U.S. tax deductions for domestic research and development expenses. The OBBBA is not expected to materially impact our full-year 2025 effective tax rate. We are still evaluating the full impact of the OBBBA on our consolidated financial statements.
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

	September 30,
	2025	2024
ARR	$1,405,236	$1,270,726
Last twelve-months recurring revenues	$1,350,224	$1,195,118
Twelve-months ended constant currency (1):
ARR growth rate	10.5%	12%
Account retention rate	99%	99%
Recurring revenues dollar-based net retention rate	109%	109%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 51% and 49% as of September 30, 2025 and 2024, respectively, with our E365 subscription offering representing 45% and 43% of total ARR as of September 30, 2025 and 2024, respectively.
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
The last twelve‑months recurring revenues for the periods ended September 30, 2025 compared to the last twelve‑months of the comparative twelve‑month period increased by $155,106. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended September 30, 2025 and 2024, 92% and 91%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 92% and 91% of our total revenues for the twelve months ended September 30, 2025 and 2024, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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
Reconciliation of operating income to AOI less SBC and to Adjusted operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating income	$84,497	$68,630	$284,111	$240,738
Amortization of purchased intangibles (1)	11,339	11,448	34,188	35,159
Deferred compensation plan (2)	6,033	6,983	12,371	13,665
Acquisition expenses (3)	2,157	2,454	4,799	6,782
Realignment expenses (4)	—	9	—	818
AOI less SBC	104,026	89,524	335,469	297,162
Stock-based compensation expense (5)	17,873	15,895	54,497	57,088
Adjusted operating income	$121,899	$105,419	$389,966	$354,250

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
(2)Deferred compensation plan. We exclude Deferred compensation plan expense (income) when we evaluate our continuing operational performance because it is not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of this item on our total operating expenses. Deferred compensation plan liabilities are marked to market at the end of each reporting period, with changes in the liabilities recorded as an expense (income) to Deferred compensation plan in the consolidated statements of operations.
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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Subscriptions	$344,293	$(4,233)	$340,060	$303,239	$212	$303,451
Perpetual licenses	10,913	(42)	10,871	11,274	—	11,274
Subscriptions and licenses	355,206	(4,275)	350,931	314,513	212	314,725
Services	20,343	(278)	20,065	20,660	(15)	20,645
Total revenues	$375,549	$(4,553)	$370,996	$335,173	$197	$335,370

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Subscriptions	$1,020,063	$(4,091)	$1,015,972	$907,772	$(461)	$907,311
Perpetual licenses	31,898	26	31,924	31,649	(3)	31,646
Subscriptions and licenses	1,051,961	(4,065)	1,047,896	939,421	(464)	938,957
Services	58,236	(314)	57,922	63,852	(16)	63,836
Total revenues	$1,110,197	$(4,379)	$1,105,818	$1,003,273	$(480)	$1,002,793
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Americas	$196,345	$(216)	$196,129	$175,609	$80	$175,689
EMEA	107,887	(4,010)	103,877	95,343	175	95,518
APAC	71,317	(327)	70,990	64,221	(58)	64,163
Total revenues	$375,549	$(4,553)	$370,996	$335,173	$197	$335,370

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Americas	$589,379	$1,976	$591,355	$536,112	$(55)	$536,057
EMEA	320,306	(6,766)	313,540	285,922	(143)	285,779
APAC	200,512	411	200,923	181,239	(282)	180,957
Total revenues	$1,110,197	$(4,379)	$1,105,818	$1,003,273	$(480)	$1,002,793
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Cost of subscriptions and licenses	$53,824	$(490)	$53,334	$44,220	$40	$44,260
Cost of services	18,371	(314)	18,057	20,612	7	20,619
Total cost of revenues	$72,195	$(804)	$71,391	$64,832	$47	$64,879

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Cost of subscriptions and licenses	$148,080	$(111)	$147,969	$126,870	$(19)	$126,851
Cost of services	58,550	(233)	58,317	62,985	(1)	62,984
Total cost of revenues	$206,630	$(344)	$206,286	$189,855	$(20)	$189,835
Reconciliation of operating expenses to operating expenses in constant currency:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Research and development	$78,751	$(670)	$78,081	$70,068	$70	$70,138
Selling and marketing	72,107	(719)	71,388	64,940	67	65,007
General and administrative	53,818	(397)	53,421	51,359	31	51,390
Deferred compensation plan	6,033	—	6,033	6,983	—	6,983
Amortization of purchased intangibles	8,148	(30)	8,118	8,361	—	8,361
Total operating expenses	$218,857	$(1,816)	$217,041	$201,711	$168	$201,879

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Research and development	$226,586	$526	$227,112	$204,148	$42	$204,190
Selling and marketing	205,039	119	205,158	176,455	33	176,488
General and administrative	150,903	22	150,925	152,695	(4)	152,691
Deferred compensation plan	12,371	—	12,371	13,665	—	13,665
Amortization of purchased intangibles	24,557	(16)	24,541	25,717	—	25,717
Total operating expenses	$619,456	$651	$620,107	$572,680	$71	$572,751
Liquidity and Capital Resources:
Cash and Cash Equivalents

	September 30, 2025	December 31, 2024
Cash and cash equivalents held domestically	$59,401	$2,845
Cash and cash equivalents held by foreign subsidiaries	106,010	61,164
Total cash and cash equivalents	$165,411	$64,009
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

Cash Flows Activity

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$396,876	$353,660
Investing activities	$(13,774)	$(135,680)
Financing activities	$(291,207)	$(213,218)
Operating Activities
For the nine months ended September 30, 2025, compared to the same period in the prior year, net cash provided by operating activities was higher by $43,216 due to an increase in net income of $34,433 and a net increase in non‑cash adjustments of $19,648, partially offset by a decrease in net cash flows from the change in operating assets and liabilities of $10,865. The decrease in net cash flows from the change in operating assets and liabilities period over period was primarily due to timing of payments on our accounts payable as well as lower period over period Cloud Services Subscription deposits. Offsetting these decreases was an increase in deferred revenues as well as timing of collections on our receivables.
Investing Activities
Net cash used in investing activities was lower by $121,906 for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to lower acquisition related payments of $128,774.
Financing Activities
Net cash used in financing activities was higher by $77,989 for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to higher payments for shares acquired of $36,443, including shares repurchased under the Repurchase Program, higher net paydowns of the credit facilities of $20,988, and higher dividend payments of $9,771, primarily due to an increase in our quarterly dividend per share to $0.07 in 2025 from $0.06 in 2024. Additionally, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of our outstanding 2026 Notes during the first quarter of 2025.
Long-Term Debt

	September 30, 2025	December 31, 2024
Current portion of long-term debt	$—	$—
Long-term debt	1,247,378	1,388,088
Total debt	$1,247,378	$1,388,088
As of September 30, 2025, we had $1,299,850 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility, the 2026 Notes, and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
Unless converted, upon maturity in January 2026, we will be required to repay the outstanding principal amount on the 2026 Notes, which, as of September 30, 2025, was $677,830. As of September 30, 2025, the 2026 Notes were classified as long‑term in the consolidated balance sheets as we currently have the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.

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
During the nine months ended September 30, 2025, we repurchased 1,457,454 shares for $65,029, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program. During the nine months ended September 30, 2024, we repurchased 912,737 shares for $45,769 under the Repurchase Program.
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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under our Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. We exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock during the first quarter of 2025, but we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock during the second and third quarters of 2025. During the nine months ended September 30, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the nine months ended September 30, 2025 and $0.06 per share of common stock during the nine months ended September 30, 2024. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From July 1, 2025 to September 30, 2025, we issued 62,567 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended September 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan (1)	Under the Plan (2)
July 1, 2025 to July 31, 2025	—	$—	—	$113,358,334
August 1, 2025 to August 31, 2025	284,413	$52.74	284,413	$98,358,335
September 1, 2025 to September 30, 2025	—	$—	—	$98,358,335
	284,413	$52.74	284,413

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by our Board of Directors in March 2024 that authorizes the repurchase of up to $200 million of our Class B common stock and/or outstanding convertible senior notes through June 30, 2026.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 18, 2025, Keith A. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 350,000 shares of our Class B common stock. Mr. Bentley’s plan expires on May 1, 2026.
On September 3, 2025, Julien Moutte, the Company’s Chief Technology Officer, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 6,000 shares of our Class B common stock. Mr. Moutte’s plan expires on September 3, 2026.
During the three months ended September 30, 2025, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
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

Bentley Systems, Incorporated

Date: November 5, 2025	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)