Form 10-K
period 2025-12-31
BENTLEY SYSTEMS INC
filed 2026-02-26
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

FORM 10-K
______________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $7.6 billion based on the closing price reported on the Nasdaq Stock Market LLC on that date. As of February 19, 2026, the registrant had 11,537,627 shares of Class A and 291,357,191 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference in Part III of this Form 10‑K to the extent stated herein. The 2026 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-K

EXPLANATORY NOTE
This Annual Report on Form 10‑K is for the year ended December 31, 2025. This Annual Report on Form 10‑K modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10‑K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10‑K.
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
Our purpose is to advance the world’s infrastructure for better quality of life. Our mission is to reshape how infrastructure systems and critical resources are delivered and optimized.
We were founded in 1984 by the Bentley brothers and on September 25, 2020, we completed our initial public offering (“IPO”).
Our enduring commitment is to develop and support the most comprehensive portfolio of integrated software offerings across disciplines, sectors, geographies, and the infrastructure lifecycle, enabling digital workflows that improve project delivery and asset performance.
Our users design, build, and operate infrastructure assets for the following sectors:
•Public Works/Utilities, which represents approximately 59% of our sector-attributable annualized recurring revenues (“ARR”)(1)(2), includes roads, rail, bridges, tunnels, airports, and ports; federal, state, and municipal agencies; and networks for electricity, gas, water, wastewater, and communications;
•Resources, which represents approximately 27% of our sector-attributable ARR(1)(2), includes mining, oil and gas upstream activities, offshore, pipelines, environmental management, and renewable energy;
•Industrial, which represents approximately 9% of our sector-attributable ARR(1)(2), includes process and discrete manufacturing, oil and gas downstream activities, and power generation; and
•Commercial/Facilities, which represents approximately 5% of our sector-attributable ARR(1)(2), includes campuses, office buildings, retail facilities, and hospitals.
Our Products and Offerings
We serve enterprises and professionals across the infrastructure lifecycle, from the design and construction of new projects to the operation and maintenance of existing assets. For projects, our software encompasses conception, planning, surveying, design, engineering, and construction, as well as the collaboration required to coordinate and share the work of interdisciplinary and/or distributed project teams. For assets, our software spans the operating life of commissioned infrastructure assets, allowing our accounts to manage engineering changes for safety and compliance and to model performance and reliability to support operations and maintenance decisions.
Bentley Open Applications and Seequent applications are primarily cloud-connected desktop modeling and simulation applications that support the breadth of engineering and geoprofessional disciplines.
Bentley Infrastructure Cloud, provided via cloud and hybrid environments, extends enterprise collaboration during project delivery and helps manage engineering information during operations and maintenance.
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

Bentley Asset Analytics automatically detect and analyze issues to trigger key operational workflows, improving overall asset performance.
Powering these products is our Cesium and iTwin Platform, a cloud‑native technology platform to create, curate, and leverage infrastructure digital twins. Through our platform, our products are becoming increasingly data-centric to take advantage of digital twin and artificial intelligence (“AI”) capabilities.
The proportions of our revenues are referenced in the diagram below.
Our comprehensive portfolio of integrated software offerings comprises:
Bentley Open Applications. We offer an open modeling environment comprising domain‑specific modeling and simulation applications that analyze the functional performance of designs. Our engineering applications work together to improve infrastructure engineering quality and productivity, resulting in better project designs and deliverables.
Bentley Open Applications support a wide variety of file formats – both Bentley and third‑party – and industry standards and design codes, enabling digital workflows across design, simulation, and analysis, and ensuring engineering data is not locked in, but remains open and accessible. We take care to enable compatibility across successive generations of our applications, which enables engineers, throughout their careers, to maintain continuity with their preferred interfaces, formats, and methodologies, while advancing their work at the leading edge of innovation.

As infrastructure sectors move toward more data-centric workflows, we are developing a new generation of digital-twin native, AI-powered, and Bentley Infrastructure Cloud-connected applications to further improve individual and team productivity and collaboration. These new applications are designated with a plus symbol (“+”) in each product’s name.
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
•OpenUtilities, including OpenUtilities Substation+, for the design and management of electric, gas, water, wastewater, and district energy networks; and
Our open simulation applications include:
•ADINA, for nonlinear simulation and analysis;
•AutoPIPE, for analysis and simulation of pipe stress in industrial process plants;
•MOSES, for integrated offshore analysis and simulation;
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

Seequent. Our Seequent applications support modeling and simulation to help geoprofessionals and infrastructure engineers develop a detailed understanding, and take full account of, near and deep subsurface conditions.
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
•Evo, a geoscience data and compute platform, for integrated workflows and collaboration across Seequent and third-party products;
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
Bentley Infrastructure Cloud. Our enterprise information system spans the end‑to‑end lifecycle and value chain of the world’s infrastructure, helping engineers to produce higher quality deliverables, contractors to execute better with their supply chain, and owners to maintain a complete and accurate picture of their asset throughout its lifecycle.
Bentley Infrastructure Cloud encompasses:
•Connect, the foundational layer of Bentley Infrastructure Cloud, which provides a connected data environment and unified experience for infrastructure professionals to improve collaboration;
•ProjectWise, for advanced design and construction workflows;
•SYNCHRO and SYNCHRO+, for 4D construction modeling to visualize and assess sequencing strategies; and
•AssetWise, for asset operations and maintenance workflows.

By unifying data between engineering applications and enterprise systems, Bentley Infrastructure Cloud helps organizations manage their data in a single environment and enrich it across the lifecycle, for integrated workflows, improved collaboration, and increased productivity. Powered by our platform and infrastructure schemas and thus seamlessly integrating with Bentley Open Applications, Bentley Infrastructure Cloud enables better project delivery and asset performance through complete and evergreen digital twins.
Bentley Asset Analytics. Our asset analytics products unlock real-time insights and time-saving automation through AI-powered infrastructure digital twins to optimize asset performance and workflows. These offerings are applied to specific asset types and use cases.
Bentley Asset Analytics includes:
•Bentley OpenPaths, for multimodal transport network modeling and travel demand forecasting;
•Blyncsy, for inspecting and detecting roadway conditions;
•Bridge Monitoring, for identifying and classifying bridge defects;
•Dam Monitoring, for assessing, monitoring, and analyzing risks to dams;
•LEGION, for pedestrian traffic simulation;
•OpenTower iQ, for creating digital twins of cell tower infrastructure;
•Pointivo technologies, for drone data processing, AI-powered damage detection, and geolocation; and
•Talon, for sites surveys, inspections, and asset digitization across wireless telecom, broadband, and electric utilities.
Cesium and iTwin Platform. Our Cesium and iTwin Platform for developing infrastructure digital twin applications leveraging our infrastructure schemas, enables users to create and curate cloud‑native digital representations of physical infrastructure assets, incorporating underlying engineering information federated with operational and enterprise data, and then to model, simulate, analyze, synchronize, track, and predict performance over time. Using digital twins, our users can more fully extend digital workflows across the entire infrastructure lifecycle, increasing the value of infrastructure engineers’ work.
The platform was augmented through the acquisition of Cesium in September 2024. Cesium technology is used to develop powerful 3D geospatial applications—helping organizations understand their assets, environments, and operations in a 3D geospatial context. The combination of Cesium and iTwin capabilities enables developers and users to seamlessly align 3D geospatial data with engineering, operational, and enterprise data to create digital twins with astonishing user experiences that scale from vast infrastructure networks to the millimeter-accurate details of individual assets.
Through our platform, we are adding digital twin capabilities to our existing products and developing a new generation of data-centric and AI-powered offerings. The platform also supports a thriving ecosystem of third‑party developers who use our open standards-based and open source tools and open application programming interfaces (APIs) to develop applications for the built and natural environment. With tens of thousands of developers, Cesium is the de-facto developer platform for 3D geospatial applications. The combination of Cesium and iTwin provides new opportunities for growth and value creation for this developer ecosystem.
Additionally, some capabilities of the platform are offered as discrete iTwin products. These include:
•iTwin Capture, for capturing, modeling, analyzing, and sharing reality data, enabling users to easily create engineering‑ready, high-resolution 3D meshes of infrastructure assets using drone video and survey imagery;

•iTwin Engage, for enabling infrastructure teams and their stakeholders to engage with immersive, photorealistic renderings of existing and future infrastructure assets;
•iTwin Experience, for visualizing and navigating digital twins, empowering owner‑operators and their constituents with insights into critical infrastructure; and
•iTwin IoT, for acquiring and analyzing sensor data, enabling users to seamlessly incorporate Internet of Things (“IoT”) data created by sensors and condition monitoring devices for real-time safety and risk monitoring in infrastructure construction and operations activities.
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
Digital Twins and AI
Over our company’s history, as computing capabilities have advanced, the scope of infrastructure engineering software has correspondingly increased. However, project and asset software markets have developed independently from one another, resulting in disconnected digital workflows. We believe the advancement from siloed project-specific software, including for computer-aided design (CAD) and building information modeling (BIM), and asset-specific software, including for geographic information systems (GIS), to unified and evergreen infrastructure digital twins will have the effect of merging what have been to date separate market spaces as well as enabling new use cases that were not possible or practical with previous technologies.

We believe that the growing adoption of data-centric workflows, via infrastructure digital twins, will serve to overcome the factors that have held back the digital advancement of infrastructure engineering and will facilitate the broader use of engineering data in the operation of infrastructure assets. Moreover, we believe that due to the comprehensiveness of our offerings across the infrastructure lifecycle, infrastructure digital twins and newly enabled digital workflows spanning design, construction, and operations will most particularly benefit our users and enhance our competitiveness.
This includes the increasing use of AI, which represents a paradigm shift for infrastructure sectors, which create massive amounts of data during design, construction, and operations. Infrastructure organizations can leverage AI during project delivery to automate repetitive tasks and more, enabling engineers to focus on higher-value activities. They can also apply AI during operations to analyze data for insights into asset conditions.
We believe that helping infrastructure organizations deploy AI across the lifecycle represents a significant opportunity for Bentley. With Bentley Infrastructure Cloud, organizations can unlock access to their data, freeing it from closed formats and aligning it to open schemas, to enable AI across projects. Bentley Infrastructure Cloud also helps organizations maintain a digital thread from design through construction and operations, enabling AI-based performance recommendations.
We are also embedding AI capabilities across our comprehensive portfolio of integrated software offerings. For example, Bentley Copilot is a context-aware AI assistant that guides users through workflows, surfaces relevant information, and can make changes to design models; our next-generation applications such as Bentley OpenSite+ include native AI capabilities, e.g., for drawings production; and Bentley Asset Analytics products include AI agents that automatically identify maintenance issues and recommend preventive action.
Our Commercial Offerings
Licensing and Subscriptions
We offer a variety of licensing and subscription options so that users can choose what works best for them, their project, and their organization.
For larger organizations with centralized management of their engineering software portfolio, we offer our Enterprise 365 (“E365”) subscription. Our E365 subscription is an all‑inclusive global consumption‑based plan which provides access to our comprehensive portfolio of integrated software offerings with uniform pricing across all countries. E365 subscriptions require a Cloud Services Subscription (“CSS”) (described below) and are charged to accounts primarily based upon daily usage or elective subscriptions, dependent on product. They are also inclusive of “Enterprise Services” (described below). Our Bentley Infrastructure Cloud offerings utilized under E365 are charged based on the total number of users within a calendar quarter, or fixed asset bands, respectively. While the majority of our E365 subscriptions revenue is attributed to daily consumption of our applications, E365 subscriptions typically contain floors or ceilings on usage charges.
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

CSS streamlines the procurement, administration, and payment process for us and our accounts for cloud offerings, term licenses, and recurring services. Participants in our E365 program use CSS as the funding mechanism for their subscription. At the end of 2025, accounts representing approximately 60% of our total ARR(1) had chosen to implement, for licensing of our software, our commercial models eligible under CSS.
Enterprise Services
For our enterprise accounts, services are delivered via proactive and continuous engagement with users and accounts with business outcomes in mind, ensuring that accounts achieve optimal results from our software. This collaborative process culminates in a statement of work that outlines specific, structured engagements called “Blueprints.” These services are offered both virtually and in-person, delivered by colleagues, most with domain experience and credentials in infrastructure engineering. Enterprise services, based on allotted credits, are bundled into our E365 subscription.
We also offer specialized services, including services to support Bentley Infrastructure Cloud implementations and advisory services to aid organizations in adopting digital technologies and workflows.
Our Primary Growth Initiatives
Incremental to our long‑standing programmatic acquisition strategy, we have determinedly invested internal resources to accelerate organic growth, with increasing success, through the following primary growth initiatives:
•Accretion in Enterprise Accounts: We have established that E365 helps our accounts implement, propagate, and upgrade our offerings more quickly, encouraging greater consumption of our software and stronger account relationships. We intend to continue to expand the reach of our E365 subscription within virtually all of our enterprise accounts;
•Accretion in SMBs: New business from SMB accounts, including from hundreds of new “logos” each quarter, has become a substantial contributor to our overall ARR growth(2), and we are encouraged to continue investment in our Virtuosity business and e‑store. Development and deployment of a “low touch” and ultimately “no touch” digital experience will enable this business to further scale and align with the market potential; and
•Asset Analytics: The third growth initiative involves further expansion into asset operations and maintenance, leveraging digital twin opportunities to be incrementally monetized through cloud subscriptions charged per asset. Our Bentley Asset Analytics portfolio leverages digital twin and AI capabilities to generate discrete and actionable insights of existing infrastructure assets.
Our Accounts
We provide our software to nearly 42,000 accounts in 189 countries worldwide. Our revenues are balanced and diversified between engineering and construction contracting firms who work together to deliver the design and construction of capital projects (representing 52%, 51%, and 50% of our 2025, 2024, and 2023 total revenues, respectively), and their clients, the world’s public and private infrastructure asset owners and operators (representing 48%, 49%, and 50% of our 2025, 2024, and 2023 total revenues, respectively).
We bring our offerings to market primarily through direct sales channels, including through our account managers and our Virtuosity inside sales colleagues and e‑store, which generated approximately 94% of our 2025 total revenues. We also rely on specialist channel partners in geographic regions where we do not currently have a meaningful presence or where, for some of our offerings, direct sales efforts are less economically feasible. Channel partners accounted for approximately 6% of our 2025 total revenues.
(1) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR.
(2) Refer to the section titled “Key Business Metrics” included in Part II, Item 7 of this Annual Report on Form 10‑K for additional information, including our definition and our use of ARR growth rate.

We do not have material account concentration. No account, including any group of accounts under common control or accounts that are affiliates of each other, represented more than 2% of our total revenues in 2025, 2024, or 2023.
Our Acquisitions
Since our founding, we have purposefully pursued a strategy of acquiring and integrating specialized infrastructure engineering software businesses, including 8 acquisitions over the past three years. Most acquired products had already been interfacing with our platform prior to acquisition, and our acquisition purpose is typically to improve their technical and commercial integration.
As a public company, we have been able to make platform acquisitions which appreciably increase our scale and/or the scope of our platform capabilities. Our platform acquisitions have been:
•Seequent Holdings Limited (2021), to enable infrastructure digital twin capabilities to incorporate modeling and simulation of full subsurface depths, and advancing infrastructure resilience and sustainability by helping geoprofessionals to understand environmental conditions and to mitigate environmental risks; and
•PLS (2022), to bring design, analysis, and management of overhead electric power transmission lines and structures to our grid digital twin offerings. PLS substantially completes the reach of our comprehensive portfolio for the lifecycle integration of grid infrastructure across electrical transmission, substation, and distribution assets, and communications towers.
Our programmatic acquisitions, which most often “fill white space” within our ecosystem, add their value principally by enhancing our platform comprehensiveness, and accordingly we consider this programmatic aspect of our growth as characteristically within our mainstream business performance (unlike platform acquisitions). Our average historical ARR growth rate(1) from programmatic acquisitions over the past three years has been less than 1% measured on a constant currency basis.
Our Competition
The market for our software is highly competitive and subject to change. We compete against large, global, publicly‑traded companies that have resources greater than our own, and against small, new, or geographically‑focused firms that specialize in developing niche software offerings. While we do not believe that any competitor offers a portfolio as comprehensive as ours, we do face strong competition, varying by infrastructure lifecycle phase and sector:
•our key competitors in Public Works/Utilities applications include Autodesk, Inc., Trimble Inc., and Hexagon AB;
•our key competitors in Resources applications include Hexagon AB and the AVEVA unit of Schneider Electric, as well as Dassault Systèmes, Datamine, Maptek, RMS, and Micromine in mining;
•our key competitors in Industrial applications include Hexagon AB and the AVEVA unit of Schneider Electric;
•our key competitors in Commercial/Facilities applications include Autodesk, Inc., Nemetschek SE, and Trimble Inc.;
•our key competitors in project delivery systems include Autodesk, Inc. and Oracle Corporation; and
•our key competitors in asset performance systems include the AVEVA unit of Schneider Electric, Esri, and GE Vernova.
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
We believe we compete favorably against our competitors based on the factors above and that we distinguish ourselves through the comprehensiveness of our software offerings portfolio, our commitment to both integration and interoperability across the entire infrastructure lifecycle, our flexible commercial models, and our direct sales channels.
Our Research and Development
We make substantial investments in research and development because we believe the infrastructure engineering software market presents compelling opportunities for the application of new technologies that advance our current offerings. Our research and development roadmap balances technological advances and new offerings with continuous enhancements to existing offerings. Our allocation of research and development resources is guided by management‑established priorities, input from product managers, and feedback from various channels including users and user-facing teams.
As part of our resource allocation process, we also conduct a cost‑benefit analysis of acquiring available technology in the marketplace versus developing our own software.
Our Intellectual Property
We believe that the success of our business depends more on the quality of our proprietary software, technology, processes, and domain expertise than on copyrights, patents, trademarks, and trade secrets. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position depends primarily on obtaining legal protection for our software and technology. Instead, we believe that our competitive position depends primarily on our ability to maintain a leadership position by developing innovative proprietary software, technology, information, processes, and know‑how. Nevertheless, we rely on a combination of copyrights, patents, trademarks, and trade secrets in the U.S. and other jurisdictions to secure our intellectual property, and we use contractual provisions and non‑disclosure agreements to protect it. In addition, from time to time we enter into collaboration arrangements and in‑bound licensing agreements with third parties, including certain of our competitors, in order to expand the functionality and interoperability of our software. We are not substantially dependent upon any one of these arrangements, and we are not obligated to pay any material royalty or license fees with respect to them.
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
To innovate and increase our strategic position, our software developers are incentivized to alert our internal patent committee to innovations that might be patentable or of strategic value. We also assess appropriate occasions for seeking patent and other intellectual property protections for aspects of our technology and offerings that we believe constitute innovations providing significant competitive advantages, both domestically and outside of the U.S.

Despite the foregoing, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged by third parties. Moreover, the laws and enforcement of the laws of various foreign countries where our products are licensed do not protect our intellectual property rights to the same extent as U.S. laws. Enforcement of intellectual property rights against alleged infringers could lead to costly litigation and counterclaims, and our inability or perceived inability to protect our proprietary information could harm our business. While we have recovered some revenue resulting from the unauthorized use of our software, we are unable to measure the full extent to which unauthorized use of our software products exists.
Our Production and Suppliers
Our principal supplier of cloud services is Microsoft, with whom we have entered into a multi-year contract for a committed level of expenditures for Azure. We added Google Cloud as a cloud service provider in 2024 to expand our delivery capabilities and optimize costs.
Impact at Bentley
Around the world, infrastructure professionals rely on Bentley software to help them design, build, and operate better and more resilient infrastructure for transportation, water, energy, cities, and more. Our greatest opportunity for impact is through the products and services we provide that empower our users to achieve sustainable development goals by realizing outcomes that are more sustainable and resilient. Our impact strategy is rooted in our passion for advancing infrastructure challenges by enabling the building of a better world.
The four pillars of this strategy include:
•Handprint. The ways in which we empower our users to design, build, and operate sustainable infrastructure and collaborate across enterprises to create a better and more resilient future for all;
•Footprint. The actions we are taking to minimize environmental impacts across the business by closely managing, monitoring, and improving our operations;
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
We look forward to sharing updates for our full-year 2025 performance in our next Impact Report, scheduled to be published in the second quarter of 2026. To learn more, visit the impact portion of our website at www.bentley.com/company/impact/. The information posted on this website is not incorporated into this Annual Report on Form 10‑K.
Human Capital Management
Our colleagues are a key success factor in driving our continued growth. We create an enriching colleague experience, underscored by our mission, actions, and priorities (MAP) in which colleagues can do the best work of their career while making a positive impact by advancing the world’s infrastructure.
As of December 31, 2025, we had approximately 5,800 full‑time colleagues globally, including approximately 2,400 in the Americas (the U.S., Canada, and Latin America, including the Caribbean); approximately 1,600 in Europe, the Middle East, and Africa (“EMEA”); and approximately 1,800 in Asia‑Pacific (“APAC”). None of our full‑time U.S. colleagues are unionized. Outside the U.S., a small overall portion of our colleagues in certain countries are represented by a colleague representative organization, such as a union or colleague association. Our colleagues bring nearly 70 languages to fulfill the needs of our globally dispersed accounts and users. Our colleagues are highly qualified with an average of seven years of total service and advanced academic credentials, including over 160 doctoral degrees and over 1,400 master’s‑level degrees.

Colleague Experience
We achieve a strong level of performance, engagement, and belonging through focused efforts to build trust and enhance personal and organizational experiences, empowering colleagues to learn and grow every day, providing recognition for great work, and supporting colleague wellbeing. We encourage meaningful and continuous feedback through biannual performance reviews, engagement surveys, and two-way communication to ensure colleagues are equipped to succeed.
Talent Acquisition
We believe our Company’s purpose, mission, values, and culture are drivers for attracting and retaining colleagues. Our talent acquisition strategy leverages best practices to attract, engage, and hire top talent quickly and effectively. We enjoy high levels of colleague referrals to supplement our corporate hiring practices, and nurture relationships with agencies and universities around the world to hire talented professionals and graduates, all of which provides a strong talent pipeline.
Professional Development
We invest in continuous professional development through targeted classroom style programs, peer collaboration, and experiential learning opportunities. Our colleagues have opportunities to learn from peers, mentors, leaders, subject matter experts, or by taking advantage of AI agents to role-play and get real-time feedback. Our investment in growth and development for all roles fosters a unified “One Bentley” mindset and builds a robust pipeline of internal successors for key roles across the organization.
Belonging and Inclusion
We are a global company with colleagues of different cultures, backgrounds, and perspectives based in 45 countries worldwide and speaking nearly 70 languages. We strive to build a culture where all colleagues feel a sense of belonging so that they can fully realize their potential and produce their best work.
Our executive management team and senior leaders are integral partners in this mission, acting as executive sponsors for key Belonging and Inclusion initiatives. Our Inclusion, Diversity, and Equity Alliance (“IDEA”) program includes colleague-led resource groups, open to all colleagues, that empower their members to join peers from across the business and the globe to foster belonging and inclusion. Through events and programming, IDEA offers support, education, networking, and professional development opportunities to our global colleagues.
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

Item 1A. Risk Factors
The following is a discussion of the material factors that make an investment in the Company and its securities speculative or risky. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows.
Risks Related to Our Business and Industry
Demand for our software is subject to volatility in our accounts’ underlying businesses, which includes infrastructure projects that typically have long timelines.
Our sales are based significantly on accounts’ demand for software in the following infrastructure sectors: (i) public works/utilities; (ii) resources; (iii) industrial; and (iv) commercial/facilities. Although these sectors are typically countercyclical to one another in nature, each periodically experiences economic declines and may be exacerbated by other economic factors. If participants in any of these sectors reduce spending or allocate future funding in a manner that results in fewer infrastructure improvement or expansion projects, then our accounts’ underlying business may be impacted and demand for our software may decrease or our rate of contract renewals may decrease. A prolonged decrease in such spending may harm our results of operations. Our accounts may request discounts or extended payment terms on new arrangements or seek to extend payment terms on existing arrangements due to lower levels of infrastructure spending or for other reasons, all of which may reduce revenue. We may not be able to adjust our operating expenses to offset such discounts or other arrangements because a substantial portion of our operating expenses is related to personnel, facilities, and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on our expectations for future revenues and demand.
Infrastructure projects typically have long timelines and we may invest in building capacity based on expected demand for our software that takes longer to develop than we expect or fails to develop at all. Additionally, government spending on infrastructure may decrease, which could decrease the demand for our software and have a negative impact on our results of operations. We may not be successful in forecasting future demand levels and could fail to win business at the expected rates. If we underestimate the demand for our software, we may be unable to fulfill the increased demand in a timely fashion or at all. If we overestimate the demand for our software, we may incur additional expenses for which we would not have corresponding revenues, negatively impacting our results of operations.
The majority of our revenues and an increasing percentage of our operations are attributable to operations outside the U.S., and our results of operations therefore may be materially affected by the legal, regulatory, social, political, economic, and other risks of foreign operations.
Approximately 59%, 58%, and 58% of our total revenues were from outside the U.S. for the years ended December 31, 2025, 2024, and 2023, respectively. We anticipate that revenues from accounts outside the U.S. will continue to comprise a majority of our total revenues for the foreseeable future.
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
Approximately 18% of our total revenues for the years ended December 31, 2025, 2024, and 2023 relate to infrastructure projects in APAC, including China. We cannot assure you that spending in these countries on infrastructure projects will continue at historical levels or increase in the future, or that demand for our software in APAC in general will not be negatively affected by reductions in spending or other limitations.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We sell our software in 189 countries, primarily through a direct sales force located throughout the world. Approximately 59%, 58%, and 58% of our total revenues were from outside the U.S. for the years ended December 31, 2025, 2024, and 2023, respectively. As we continue to expand our presence in international regions, the portion of our revenues, expenses, cash, accounts receivable, and payment obligations denominated in foreign currencies continues to increase. Further, we anticipate that revenues from accounts outside of the U.S. will continue to comprise the majority of our total revenues for the foreseeable future.
Because of our international activities, we have revenues, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies. For the years ended December 31, 2025, 2024, and 2023, 33%, 34%, and 35%, respectively, of our total revenues were denominated in a currency other than the U.S. dollar. As a result, we are subject to currency exchange risk. Our revenues and results of operations are adversely affected when the U.S. dollar strengthens relative to other currencies and are positively affected when the U.S. dollar weakens. As a result, changes in currency exchange rates will affect our financial condition, results of operations, and cash flows. In the event that there are economic declines in countries in which we conduct transactions, the resulting changes in currency exchange rates may affect our financial condition, results of operations, and cash flows. We are most impacted by movements in and among the euro, British pound, Canadian dollar, Australian dollar, Chinese yuan renminbi, and New Zealand dollar. For example, the Chinese yuan renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably, due to changes in foreign exchange for a wide variety of reasons, including actions instituted by China. Because of changes in trade between the U.S. and China, and renminbi internationalization, China may in the future announce further changes to the exchange rate system, and we cannot assure you that the renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future.
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
It is likely that some of our existing accounts will consolidate, be acquired, or experience a change in management, which could lead to a decrease in the size of our account base. We expect consolidation among our accounts as they attempt to strengthen or maintain their market positions. If two or more of our accounts consolidate, they may also wish to consolidate the software and services that we provide to them. If an existing account is acquired by another company that uses the software of one of our competitors, we may lose business in that account to our competitor. In addition, if an account experiences a change in management, the new management team may be accustomed to the software of one of our competitors, and we could lose that account. Any such consolidation, acquisition, or management change could lead to pricing pressure, erosion of our margins, loss of accounts, and loss of market share, all of which could harm our business, financial condition, and results of operations.
We have in the past and expect to continue in the future to seek to grow our business through acquisitions of or investments in new or complementary businesses, software, or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing platform and business, could harm us.
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
Quality problems, defects, errors, failures, or vulnerabilities in our software or services could harm our reputation and adversely affect our business, financial condition, results of operations, and prospects.
Our offerings are, in some cases, highly complex and incorporate advanced software technologies that we attempt to make interoperable with the products of other software providers. Despite testing prior to release, our software may contain undetected defects or errors. Further, the combined use of our software with those of other software providers may cause errors or failures, or it may expose undetected defects, errors, or failures in our software. These defects, errors, or failures could affect software performance and damage the businesses of our accounts, as well as delay the development or release of new software or new versions of software. Further, we cannot guarantee that all of our accounts are using the latest versions of our software with enhanced security features and may be more vulnerable to cyber‑attacks. Allegations of unsatisfactory performance in any of these situations could damage our reputation in the market and our relationships with our accounts, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in analyzing, correcting, or redesigning the software, cause us to lose accounts, subject us to liability for damages, and divert our resources from other tasks, any one of which could adversely affect our business, financial condition, results of operations, and prospects. We may also be required to provide full replacements or refunds for such defective software. We cannot assure you that such remediation would not harm our business, financial condition, results of operations, and prospects.

Our business, financial condition, results of operations, and prospects may be harmed if we are unable to cross‑sell our software offerings.
A significant component of our growth strategy is to increase the cross‑selling of our software offerings to current and future accounts, however, we may not be successful in doing so if our accounts find our additional offerings to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in developing and acquiring additional software offerings, which resources may not be recovered if we are unable to successfully cross‑sell these offerings to accounts using our existing software. Any failure to sell additional software offerings to current and future accounts could harm our business, financial condition, results of operations, and prospects.
There are significant costs and restrictions associated with the repatriation of cash from our non-U.S. operations.
Our cash and cash equivalents balances are concentrated in a few locations around the world, with approximately 68% and 96% of those balances held outside of the U.S. as of December 31, 2025 and 2024, respectively. Cash repatriation restrictions may limit our ability to repatriate cash held by our foreign subsidiaries. Additionally, the repatriation of cash held by our foreign subsidiaries may result in adverse tax consequences. Any repatriation of cash may be restricted or may result in our incurring substantial costs. As a result, we may be required to seek sources of cash to fund our operations, including through the issuance of equity securities, which may be dilutive to existing stockholders, or by incurring additional indebtedness. There can be no assurance that we will be able to secure sources of financing on terms favorable to us, or at all.
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
Sales through our global network of independent regional channel partners accounted for 6%, 7%, and 8% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. These channel partners sell our software in geographic regions where we do not have a meaningful presence, and in niche markets where they have specialized industry and technical knowledge. Where we rely on channel partners, we may have reduced contact with ultimate users that purchase through such channel partners, thereby making it more difficult to establish brand awareness, ensure proper installation, service ongoing requirements, estimate demand, and respond to the evolving needs of an account. Any of our channel partners may choose to terminate its relationship with us at any time. As a result, our ability to service the ultimate users who were interfacing with that channel partner may take time to develop as we divert resources to service those users directly or find a suitable alternative channel partner to continue the relationship. Any disruption in service may damage our reputation and business. In addition, our channel partners may be unable to meet their payment obligations to us, which would have a negative impact on our financial results. Our channel partners may also not have loyalty to our brand and therefore may not be particularly motivated to sell our software or services.

The use of channel partners could also subject us to lawsuits, potential liability, and reputational harm if, for example, any channel partners misrepresent the functionality of our software or services to accounts, fail to comply with their contractual obligations, or violate laws or our corporate policies. Such actions may impact our ability to distribute our software into certain regions and markets, and may have an adverse effect on our results of operations and cash flows.
We incorporate artificial intelligence and machine learning (collectively “AI” herein this item) into our software offerings, and challenges with properly managing its use could result in reputational harm, or liability, and adversely affect our operations.
We believe AI represents a paradigm shift for infrastructure sectors. We are building and embedding AI capabilities across our comprehensive portfolio of integrated software offerings to support and accelerate the use of AI by our users and accounts. We expect data-centric and AI-powered offerings to help drive future growth in our business but there can be no assurance that we will realize the anticipated growth or benefits. As with many innovations, there may be slow adoption, regulatory challenges, or we may fail to appropriately implement and market our data-centric and AI-powered offerings.
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
A significant portion of our software development personnel, source code, and computer equipment is located at operating facilities outside the U.S. We also depend on data maintained on servers running third‑party enterprise-wide administrative, account relationship management, and other business operations systems. We further rely upon a variety of Internet service providers, third‑party hosting facilities, and cloud computing platform providers, such as Microsoft Azure, as well as local service providers to support project teams and users in most regions and countries throughout the world, particularly with respect to our cloud service offerings. Failure to maintain the security, confidentiality, accessibility, or integrity of data stored on such systems could damage our reputation in the market and our relationships with our accounts, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, cause us to lose accounts, subject us to liability for damages, and divert our resources from other tasks, any one of which could adversely affect our business, financial condition, results of operations, and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations, managed services, and software development activities. Such interruptions may reduce our revenue, delay billing, cause us to issue credits or pay penalties, cause accounts to terminate their subscriptions, or adversely affect our attrition rates and our ability to attract new accounts. Our business would also be harmed if our accounts and potential accounts believe our products or services are unreliable.
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
The risk of a security breach or disruption, particularly through cyber‑attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, domain name system attacks, wireless network attacks, viruses and worms, advanced persistent threat, application centric attacks, peer-to-peer attacks, phishing, backdoor trojans, and distributed denial of service attacks. Any of the foregoing could attack our accounts’ data (including their employees’ personal data), our data (including colleagues’ personal data), our IT systems or those of our accounts and/or critical vendors. It is virtually impossible for us to entirely eliminate this risk. Like all software, our software is vulnerable to cyber‑attacks. The impact of cyber‑attacks could disrupt the proper functioning of our software or services, cause errors in the output of our accounts’ work, allow unauthorized access to sensitive, proprietary, or confidential information of ours or our accounts, and other destructive outcomes.
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
The steps we take may not be adequate to protect our technologies and intellectual property, our patent and trademark applications may not lead to issued patents or registered trademarks, others may develop or patent similar or superior technologies or offerings, and our patents, trademarks, and other intellectual property may be challenged, invalidated, designed around, or circumvented by others. Furthermore, effective copyright, patent, trademark, and trade secret protection may not be available in every country in which our offerings are available or where we do business.
Increasingly regulatory focus on privacy, data protection, cross-border data flows, and information security issues, and new and expanding laws may apply to our business and non‑compliance with such rules may limit the use and adoption of our services, adversely affect our business, or expose us to increased liability.
As a global software and service provider, we collect and process personal data and other data from our users and prospective users. We use this information to provide software offerings to our accounts, to validate user identity, to fulfill contractual duties and administer billing and support, to expand and improve our business, and to communicate and recommend products and services through our marketing and advertising efforts. We may also share accounts’ personal data with certain third parties as described in the privacy statement provided to each account. We may also share accounts’ personal data with certain third parties as described in the privacy statement provided to each account. Further, we collect and otherwise process personal data of our global employees and contractors.

Governments, regulators, privacy advocates, plaintiffs’ attorneys, and our users and accounts are increasingly focused on how companies collect, process, use, store, share, and transmit personal data. Regulation relating to the provision of our software is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing privacy, data protection, data sovereignty, information security and the collection, processing, storage, sharing, transmission, and use of data generally. This evolving regulatory landscape may be subject to differing interpretations, jurisdiction specific inconsistencies, or may conflict with other rules. We expect the regulatory landscape to remain uncertain for the foreseeable future. Further, our expectation is that there will continue to be new laws, regulations, and industry standards applicable to our collection, processing, storage, sharing, transmission, and use of data generally.
Globally, laws such as the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”) and the Personal Information Protection Law (the “PIPL”) in China have been enacted, and numerous other countries have proposed or have enacted laws concerning privacy, data protection, data sovereignty, and information security; these laws impose obligations directly on us as both a data controller and a data processor, as well as on many of our users. In addition, new and emerging state laws in the U.S. governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and numerous laws in other states, many of which provide for obligations similar to the CCPA and CPRA, have been enacted. These laws and regulations, as well as industry self-regulatory codes, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,988 per violation.
Although, we monitor the regulatory environment and have invested in addressing these developments, operating in an increasingly complex regulatory landscape may impact our innovation and business drivers in developing new and emerging technologies (e.g., AI). Globally, these and other requirements are causing increased scrutiny amongst users, particularly in the public sector and highly regulated industries, which could restrict the use and adoption of our software (in particular cloud services). Further, these developments may require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer, and process data or, in some cases, impact our ability or our users’ ability to offer our services in certain locations, to deploy our offerings, or to derive insights from user data globally.
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
Our accounts expect us to meet voluntary certification or other standards established by third parties or imposed by the accounts themselves. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our software to certain accounts and could harm our business. Further, if we were to experience a breach of systems compromising our accounts’ sensitive data, our brand and reputation could be adversely affected, use of our software and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings.
The costs of compliance with and other burdens imposed by laws, regulations, and standards may limit the use and adoption of our services and reduce overall demand for them, or lead to significant fines, penalties, or liabilities for any noncompliance.
Furthermore, concerns regarding privacy, data protection, cross-border data flows, and information security may cause our accounts’ customers to resist providing the data necessary to allow our accounts to use our services effectively. Even the perception that the privacy of data is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our software or services, and could limit adoption of our cloud‑based offerings.
We license third‑party technologies for the development of certain software offerings, and, in some instances, we incorporate third‑party technologies, including open source software, into our software. If we fail to maintain these licenses or are unable to secure alternative licenses on reasonable terms, our business could be adversely affected.
We license third-party technologies to develop certain software offerings, and, in some cases, we incorporate third‑party technologies into our own software, including technologies owned by our competitors. If we were to seek to expand the scope of this activity in the future, we could be required to obtain additional licenses and enter into long‑term arrangements with third parties on whose technology we could become substantially dependent.
If we are unable to use or license these third‑party technologies on reasonable terms, including commercially justifiable royalty rates, or if these technologies fail to operate properly or be appropriately supported, maintained, or enhanced, we may not be able to secure alternatives in a timely manner and our ability to develop and commercialize our own software offerings could be adversely impacted. In addition, licensed technology may be subject to claims that it infringes others’ intellectual property rights and we may lose access to or have restrictions placed on our use of the licensed technology. We also incorporate open source software into our products. While we have attempted not to use open source code in a manner which could adversely impact our proprietary code, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products.
Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business, financial condition, and results of operations.
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
Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products and services and the cost of conducting our business, which could harm our business, financial condition, and results of operations. The U.S. government has threatened substantial changes to trade agreements and has raised the possibility of imposing significant increases on tariffs on goods imported into the U.S., particularly from China. The imposition of additional tariffs by the U.S. could result in the adoption of tariffs by other countries, leading to a global trade war. In addition, certain of these risks may be heightened as a result of changing political climates. For example, the U.S. and China have been levying tariffs on their respective imports. Such tariffs could have a significant impact on our business and the business of our accounts. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and services, and adversely affect revenue. If we fail to manage these dynamics successfully, our gross margins and profitability could be adversely affected.
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
Our offerings may be subject to U.S. export controls and economic sanctions laws and regulations that restrict the delivery of our software and services to certain locations, governments, and persons. While we have processes in place to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export control and sanctions laws. We may also decide to acquire companies whose past activities could give rise to potential liability under export control and sanctions laws. Such acquisitions may require substantial time and resources to integrate the acquired company into our compliance processes, to correct potential compliance gaps, and to remediate past potential violations by the acquired company, including through our own internal actions, voluntary self‑disclosures, or other measures.
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
The use of our software, including AI-enabled offerings, could lead to the filing of product liability claims against us were someone to allege that our software provided inaccurate or incomplete information at any stage of the infrastructure lifecycle or otherwise failed to perform according to specifications. In the event that accounts or third parties sustain property damage, injury, death, or other loss in connection with their use of our software or infrastructure for which our software and services were used to engineer, we, along with others, may be sued, and whether or not we are ultimately determined to be liable, we may incur significant legal expenses, management’s attention could be diverted from operations, and market acceptance of our software could decrease. Our risk of exposure to litigation in these situations could rise as our software and services are used for increasingly complex and high‑profile infrastructure projects. Litigation could also impair our ability to obtain professional liability or product liability insurance or increase the cost of such insurance. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.
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
In June 2021, we issued $575 million aggregate principal amount of convertible senior notes due 2027 (the “2027 Notes”), which will mature on July 1, 2027, unless earlier redeemed or repurchased by us or converted by the holder pursuant to their terms. The 2027 Notes rank senior in right of payment to our Class B common stock and any of our indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the 2027 Notes will be available to pay obligations on the 2027 Notes only after the secured debt has been repaid in full from these assets, and our assets will be available to pay common stockholders only after all debt obligations have been repaid. There may not be sufficient assets remaining to pay amounts due on any or all of the 2027 Notes then outstanding or any or all shares of our Class B common stock then outstanding.
The accounting method for convertible debt securities that may be settled in cash, such as the 2027 Notes, could have a material effect on our reported financial condition and results of operations.
The accounting method for reflecting the 2027 Notes on our consolidated balance sheets and reflecting the underlying shares of our Class B common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Under the if‑converted method, diluted earnings per share will be calculated assuming that all the 2027 Notes are converted solely into shares of Class B common stock at the beginning of the reporting period, unless the result would be anti‑dilutive. The application of the if‑converted method will reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the 2027 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2027 Notes as a current, rather than long‑term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.
The conditional conversion feature of the 2027 Notes may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2027 Notes is triggered, holders of the 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class B common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes as a current, rather than long‑term, liability, which would result in a material reduction of our net working capital.
Conversion of the 2027 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2027 Notes, or may otherwise depress the price of our Class B common stock.
The conversion of some or all of the 2027 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2027 Notes. Any sales in the public market of the Class B common stock issuable upon such conversion could adversely affect prevailing market prices of our Class B common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Notes into shares of our Class B common stock could depress the price of our Class B common stock. As of December 31, 2025, without giving effect to any potential adjustments to the conversion rate set forth in the indenture or any limits on conversion, and assuming our Class B common stock is trading at or above $83.23 per share for the 2027 Notes, 6,908,567 shares of our Class B common stock would be issuable upon a full conversion of the 2027 Notes.
The capped call transactions entered into when we issued the 2027 Notes may affect the value of our common stock.
In connection with the issuance of the 2027 Notes, we entered into capped call transactions with the respective option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2027 Notes, and/or offset any cash payments we are required to make in excess of the principal amount of converted 2027 Notes with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class B common stock concurrently with or shortly after the pricing of the 2027 Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivatives with respect to our Class B common stock and/or purchasing or selling our Class B common stock or other securities of ours in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so during any observation period related to a conversion of the 2027 Notes). This activity could cause or avoid an increase or a decrease in the market price of our Class B common stock.

The dual class structure of our common stock has the effect of concentrating voting control with the Bentley Control Group (the Bentleys and certain of their family members, trusts or other permitted transferees, as well as all other holders of our Class A common stock in respect of such shares of Class A common stock, who collectively are acting as a group).
Our Class A common stock has 29 votes per share, and our Class B common stock, which is the class of common stock that is issuable upon conversion of the 2027 Notes, and is the only class that is publicly traded and listed, has one vote per share. The beneficial owners of our Class A common stock together hold approximately 53.5% of the voting power of our outstanding common stock as of December 31, 2025. Moreover, as a result of the 29 to one voting ratio between our Class A and Class B common stock, the Bentley Control Group controls and will continue to control a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval, subject to the occurrence of certain events that would reduce the voting power of our Class A common stock or cause the conversion thereof. This concentrated control will limit or preclude stockholders’ ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The Bentley Control Group may also have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to such other stockholders’ interests.
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
Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of a breach of fiduciary duty owed by any of our directors or officers, any action asserting a claim against us arising pursuant to Delaware General Corporation Law, our amended and restated certificate of incorporation or amended and restated bylaws, or any action seeking to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, and any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, the choice of forum provision provides that, to the extent permitted by applicable law, claims brought under the Securities Act or the Exchange Act must be brought exclusively in the federal district court for the District of Delaware. Despite the choice of forum provision, investors cannot waive compliance with federal securities laws and rules and regulations thereunder. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other colleagues, which may discourage such lawsuits against us and our directors, officers, and other colleagues. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.

General Risk Factors
Global economic and political conditions may negatively impact our business, financial condition, results of operations, and cash flows.
Our operations and performance depend significantly on foreign and domestic economic and political conditions. Uncertainty regarding economic and political conditions may negatively impact us as accounts defer spending or postpone infrastructure projects in response to tighter credit, higher unemployment, higher interest rates, higher inflation, increases on tariffs, financial market volatility, government austerity programs, negative financial news, declining valuations of investments, and other factors. In addition, certain of our accounts’ budgets may be constrained and they may be unable to procure our offerings at the same level as in prior periods. Our accounts’ ability to pay for our software and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write‑offs of accounts receivable. Since we are exposed to the majority of major world markets, uncertainty in any significant market may negatively impact our performance and results, particularly with respect to our largest geographic accounts. Our accounts include government entities, including the U.S. government, and if spending cuts impede the ability of governments to purchase our products and services, our revenues could decline. In addition, a number of our accounts rely, directly and indirectly, on government spending. We are unable to predict economic conditions or the likelihood of additional economic uncertainty arising in any of our key markets. Changes in economic conditions could result in us not meeting our revenue growth objectives and could harm our business, financial condition, results of operations, and cash flows.
Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts in response to changing trade policies may increase the cost of, or otherwise interfere with, conducting our business including supply chain disruptions, and reduced competitiveness due to the imposition of trade barriers. These trends have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments, including, without limitation, as a result of or in connection with trade relations between the U.S., E.U., and China, as well as terrorist attacks, cyber events, armed conflicts (or the threat or escalation thereof), bank failures, civil unrest, espionage, natural disasters, epidemics, and pandemics in any of the countries in which we do business could harm our business, financial condition, results of operations, and cash flows.
Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.
Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practices could have a significant adverse effect on our results of operations or the way we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. Additionally, our effective tax rate is subject to volatility related to the tax effects associated with the accounting for stock‑based compensation including as a result of price changes in our Class B common stock.
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
In doing so, our Information Security Team, which is comprised of dedicated privacy and security professionals and run by our Chief Information Security Officer (“CISO”), stays abreast of security industry and threat trends, and regularly seeks to improve our cybersecurity risk management program. Our executive leadership team, with input and guidance from our CISO, is responsible for our overall enterprise risk management system and processes, and regularly considers cybersecurity risks in the context of other material risks to the Company. Our CISO, who has over 15 years’ experience in cybersecurity and 30 years’ experience in software engineering, design, and development, has been with the Company for more than ten years and has helped grow the Company’s Information Security Team into its current mature form.
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
Our full Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity risk. The Board of Directors reviews and discusses with management our policies and practices regarding risk assessment and management, including planning regarding business continuity and cybersecurity. In addition, the Board of Directors receives regular reports from management on cybersecurity matters, including areas such as strategic plans and programs, threat intelligence, major cybersecurity risk areas, regulations, and cybersecurity incidents.
Our management team, including our Chief Information Officer (“CIO”), Chief Technology Officer (“CTO”), and Chief Legal Officer (“CLO”), are responsible for assessing and managing material risks from cybersecurity threats, including supervision of our internal security incident response team. Each of these leaders have extensive experience assessing and managing cybersecurity programs and risk. Our CIO joined Bentley in 2025 and is responsible for the Company’s internal technology infrastructure, systems, data, and security. Our CIO has over 25 years of experience as a technologist across a wide variety of industries. She brings significant experience leading enterprise technology organizations and developing cybersecurity and data‑protection practices to support large‑scale operational environments. Our CTO joined Bentley in 2021 and is the principal architect of the Company’s technology directions. Our CTO has over 20 years of technology leadership experience in startups, scaleups, and large organizations. His strategic role includes ensuring that our software development and engineering are secure, resilient, and aligned with risk management needs. Our CLO has been with Bentley since 1998 and is responsible for the day-to-day operations of the global Law and Corporate Advancement team. Our CLO brings deep expertise in legal and regulatory frameworks, including cybersecurity and data protection, ensuring the organization’s compliance with evolving regulations. He leads a global privacy team focused on best practices in safeguarding sensitive information and proactively manages risks related to cyber threats and privacy concerns.

Our management team brings extensive expertise in identifying and addressing cybersecurity risks across enterprise operations, encompassing information technology, information security, privacy and data protection, product security, physical security, and legal and regulatory considerations. Additionally, our leadership team has substantial experience in overseeing risk management programs and possesses a deep understanding of the challenges faced by enterprise organizations. Their significant operational background enables them to offer valuable guidance in developing, executing, and evaluating our strategic operating plan.
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
Item 2. Properties
We own our corporate headquarters, which is located in Exton, Pennsylvania. Our headquarters accommodates our principal software engineering, sales, marketing professional services, and administrative activities. In addition to our headquarters, we own one other location in India, which is used for product development and technical support. We lease facilities in 96 locations in the U.S. and internationally through our foreign subsidiaries.
We believe our properties are in good operating condition and are suitable and adequate for our business operations.
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
Stockholders
As of January 30, 2026, there were 15 holders of record of our Class A common stock and 1,434 holders of record of our Class B common stock. Because many of our shares of Class B common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of Class B stockholders represented by the record holders.
Dividend Policy
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the year ended December 31, 2025, $0.06 per share of common stock during the year ended December 31, 2024, and $0.05 per share of common stock during the year ended December 31, 2023. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 12 of this Annual Report on Form 10‑K.
Recent Sales of Unregistered Equity Securities
From October 1, 2025 to December 31, 2025, we issued 22,341 shares of our Class B common stock in connection with distributions from our amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”).
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

Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended December 31, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under
Period	Shares Purchased	Paid per Share	Program (1)	the Program (2)
October 1, 2025 to October 31, 2025	—	$—	—	$98,358,335
November 1, 2025 to November 30, 2025	981,911	$43.28	981,911	$499,058,147
December 1, 2025 to December 31, 2025	447,859	$39.07	447,859	$481,558,236
Total	1,429,770	$41.96	1,429,770

(1)Represents shares purchased in open‑market transactions under the repurchase program approved by our Board of Directors.
(2)These amounts correspond to the program publicly announced and approved by our Board of Directors in March 2024 and November 2025 that authorized the repurchase of up to $200 million and $500 million, respectively, of our Class B common stock and/or outstanding convertible senior notes. The updated $500 million authorization expires on December 31, 2028 and supersedes our prior $200 million authorization, which was set to expire on June 30, 2026.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10‑K. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10‑K. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10‑K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except share and per share amounts, are presented in thousands. Additionally, many of the amounts and percentages have been rounded for convenience of presentation. Minor differences in totals and percentage calculations may exist due to rounding.
Overview:
Bentley Systems is the infrastructure engineering software company. Our purpose is to advance the world’s infrastructure for better quality of life. Our mission is to reshape how infrastructure systems and critical resources are delivered and optimized. We manage our business globally within one reportable segment, the development and marketing of computer software and related services, which is consistent with how our chief operating decision maker (“CODM”) reviews and manages our business.
Executive Summary:
•Total revenues were $1,501,779 for the year ended December 31, 2025, up 11.0% or 10.1% on a constant currency basis(1) compared to the prior year;
•Subscriptions revenues were $1,376,696 for the year ended December 31, 2025, up 12.5% or 11.7% on a constant currency basis(1) compared to the prior year;
•ARR(2) was $1,462,145 as of December 31, 2025, compared to $1,283,256 as of December 31, 2024; Constant currency(1) ARR growth rate(2) was 11.5%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of December 31, 2025, compared to 110% as of December 31, 2024;
•Operating income was $362,621 for the year ended December 31, 2025, compared to $302,150 for the prior year;
•Adjusted operating income less stock-based compensation expense (“AOI less SBC”) (previously titled Adjusted operating income inclusive of stock-based compensation expense (“Adjusted OI w/SBC”))(1) was $429,917 for the year ended December 31, 2025, compared to $372,222 for the prior year; and
•Cash flows from operating activities were $538,464 for the year ended December 31, 2025, compared to $435,292 for the prior year.

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

Results of Operations:
Our results of operations have been, and in the future will be, affected by changes in foreign currency exchange rates. For the years ended December 31, 2025, 2024, and 2023, approximately 33%, 34%, and 35%, respectively, of our total revenues and 45%, 42%, and 45%, respectively, of our total operating expenses were denominated in a currency other than the U.S. dollar including most significantly: euros, British pounds, Canadian dollars, Australian dollars, Chinese yuan renminbi, and New Zealand dollars. Other than the natural hedge attributable to matching revenues and expenses in the same currencies, we do not currently hedge foreign currency exposure. Additionally, because we have operations in, and derive revenue from, geographies around the world, we will continue to monitor the impact of tariffs and other trade policies on our business and the businesses of our accounts, as well as on our financial condition, results of operations, and/or cash flows.
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
Revenues
We generate revenues from subscriptions, perpetual licenses, and services. Our total revenues are diversified by account type, size, and geographic region. The majority of our revenue growth, excluding the impact from acquisitions, is driven by additional subscriptions revenues from existing accounts using the same products. To a lesser extent, our revenue growth is attributable to subscriptions revenues from new accounts and subscriptions revenues from existing accounts using new products. We believe that we have a loyal account base, with over 70% of our total revenues for the years ended December 31, 2025, 2024, and 2023 generated from organizations that have been our accounts for over ten years.
In addition to our results of operations discussed below, the following is supplemental data of our revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2025	2024	2023
Revenues from:
Direct sales channels	94%	93%	92%
Indirect channel partners	6%	7%	8%

Revenues from:
Subscriptions	92%	90%	88%
Recurring services	1%	1%	1%
Total recurring revenues	93%	91%	89%
Perpetual licenses and other services	7%	9%	11%

Largest account represents no more than	2%	2%	2%
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

Consolidated Revenues

				% Change		% Change
				2024 to 2025		2023 to 2024
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2025	2024	2023	%	%(1)	%	%(1)
Subscriptions	$1,376,696	$1,223,362	$1,080,307	12.5%	11.7%	13.2%	13.4%
Perpetual licenses	46,180	45,961	46,038	0.5%	0.1%	(0.2%)	0.5%
Subscriptions and licenses	1,422,876	1,269,323	1,126,345	12.1%	11.2%	12.7%	12.9%
Services	78,903	83,772	102,068	(5.8%)	(6.6%)	(17.9%)	(18.2%)
Total revenues	$1,501,779	$1,353,095	$1,228,413	11.0%	10.1%	10.1%	10.3%

(1)Constant currency is a non‑GAAP financial measure. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the year ended December 31, 2025 was primarily driven by an increase in subscriptions revenues, partially offset by a decrease in services revenues.
Subscriptions. For the year ended December 31, 2025, the increase in subscriptions revenues was driven by improvements in our business performance of $153,334 ($142,592 on a constant currency basis). Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
For the year ended December 31, 2025, the improvements in business performance were primarily driven by expansion from accounts with revenues in the prior period (“existing accounts”), and growth of 2.5% attributable to new accounts, most notably small- and medium-sized accounts. Improvements in business performance for the year ended December 31, 2025 were led by Bentley Open Applications, followed by Seequent applications, and Bentley Infrastructure Cloud.
Perpetual licenses. For the year ended December 31, 2025, perpetual licenses revenues were flat compared to the prior year.
Services. For the year ended December 31, 2025, the decrease in services revenues was driven by a decline in our business performance of $4,869 ($5,548 on a constant currency basis), primarily due to the winding down of a large services project in the beginning of 2025.
Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

				% Change		% Change
				2024 to 2025		2023 to 2024
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2025	2024	2023	%	%(1)	%	%(1)
Americas	$790,495	$717,002	$650,926	10.3%	10.4%	10.2%	10.5%
EMEA	436,828	388,384	353,550	12.5%	9.2%	9.9%	9.1%
APAC	274,456	247,709	223,937	10.8%	10.7%	10.6%	11.8%
Total revenues	$1,501,779	$1,353,095	$1,228,413	11.0%	10.1%	10.1%	10.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.

Americas. For the year ended December 31, 2025, the increase in revenues from the Americas was primarily driven by improvements in our business performance of $73,493 ($74,816 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the U.S., as well as increases in our subscriptions revenues from new accounts.
EMEA. For the year ended December 31, 2025, the increase in revenues from EMEA was primarily driven by improvements in our business performance of $48,444 ($35,754 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom (“U.K.”) and the Middle East, as well as increases in our subscriptions revenues from new accounts, partially offset by a decline in services revenues.
APAC. For the year ended December 31, 2025, the increase in revenues from APAC was primarily driven by improvements in our business performance of $26,747 ($26,524 on a constant currency basis).
The improvements in business performance for the year ended December 31, 2025 were primarily due to expansion of our subscriptions revenues from existing accounts in Australia and India, as well as increases in our subscriptions revenues from new accounts.
Additionally, for the year ended December 31, 2025, our revenues in China were essentially flat. Our perpetual licenses revenues in China increased primarily due to expansion from new accounts, partially offset by a decline from existing accounts. Our subscriptions revenues in China decreased primarily due to a decline from existing accounts, partially offset by an increase from new accounts.
The future results in China remain uncertain as a result of continued geopolitical challenges, the obstacles there to cloud‑deployed software, and the financial timing impact of the preference there for license sales, rather than subscriptions.
Cost of Revenues and Operating Expenses
Headcount-Related Costs
For the years ended December 31, 2025, 2024, and 2023, approximately 80% of our aggregate cost of revenues, research and development, selling and marketing, and general and administrative expenses were represented by what we refer to herein as “headcount‑related” costs. These costs primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment and optimization of our colleagues, and third‑party personnel expenses and related overhead. Our headcount‑related costs are variable in nature. We actively manage these costs to align to our trending run rate of revenue performance, with the objective of enhancing visibility and predictability of resulting operating profit margins.
During the fourth quarter of 2023, we approved a strategic realignment program to better serve our accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in AI in product development (the “2023 Program”). The realignment program resulted in realignment costs of $847 and $12,579 for the years ended December 31, 2024 and 2023, respectively, which represent termination benefits for colleagues whose roles were impacted (less than five percent of total headcount). See Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. The 2023 Program activities, including payments of termination benefits, were completed as of December 31, 2024.

Cost of Revenues

				% Change		% Change
				2024 to 2025		2023 to 2024
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2025	2024	2023	%	%(1)	%	%(1)
Cost of subscriptions and licenses	$201,405	$173,340	$169,406	16.2%	15.9%	2.3%	2.4%
Cost of services	76,125	84,427	96,677	(9.8%)	(10.8%)	(12.7%)	(12.8%)
Total cost of revenues	$277,530	$257,767	$266,083	7.7%	7.1%	(3.1%)	(3.1%)

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. Cost of subscriptions and licenses expenses primarily include headcount‑related costs, as well as cloud‑related costs incurred for servicing our accounts using cloud provisioned offerings and our license administration platform. Cost of subscriptions and licenses expenses also include channel partner compensation for providing sales coverage to users, depreciation of property and equipment, amortization of capitalized software costs associated with servicing software subscriptions and our Accelerated Commercial Development Program (“ACDP”), and amortization of intangible assets associated with acquired software and technology.
For the year ended December 31, 2025, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in headcount‑related costs of $15,149, mainly due to an increase in annual and other compensation costs, and an increase in cloud-related costs of $10,007.
Cost of services. Cost of services expenses primarily include headcount‑related costs, as well as depreciation of property and equipment, and amortization of capitalized software costs used for providing training, implementation, configuration, and customization services to accounts.
For the year ended December 31, 2025, on a constant currency basis, cost of services expenses decreased primarily due to a decrease in headcount‑related costs of $6,718, mainly due to a reduction in third‑party personnel costs, and to a lesser extent, lower annual and other compensation costs.
Operating Expenses

				% Change		% Change
				2024 to 2025		2023 to 2024
					Constant		Constant
	Year Ended December 31,				Currency		Currency
	2025	2024	2023	%	%(1)	%	%(1)
Research and development	$307,576	$281,247	$274,619	9.4%	9.1%	2.4%	2.7%
Selling and marketing	289,543	255,177	224,336	13.5%	12.8%	13.7%	14.1%
General and administrative	217,332	210,374	180,738	3.3%	2.9%	16.4%	16.5%
Deferred compensation plan	14,409	12,382	13,580	16.4%	16.4%	(8.8%)	(8.8%)
Amortization of purchased intangibles	32,768	33,998	38,515	(3.6%)	(3.8%)	(11.7%)	(11.8%)
Total operating expenses	$861,628	$793,178	$731,788	8.6%	8.2%	8.4%	8.6%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.

Research and development. Research and development expenses primarily consist of headcount‑related costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external accounts, before technological feasibility is reached, which is generally shortly before the release of such products. Our research and development roadmap balances technology advances and new offerings with continuous enhancements to existing offerings. Our allocation of research and development resources is based on a cost‑benefit analysis of acquiring available technology in the marketplace versus developing our own software. We anticipate that we will continue to make substantial investments in research and development because we believe the infrastructure engineering software market presents compelling opportunities for the application of new technologies that advance our current offerings.
For the year ended December 31, 2025, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of $25,665, mainly due to increases in headcount, and annual and other compensation costs, and to a lesser extent, higher colleague separation costs. Headcount‑related costs for the year ended December 31, 2024 were lower due to run‑rate savings as a result of the 2023 Program.
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
For the year ended December 31, 2025, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $24,174, mainly due to increases in headcount, and annual and other compensation costs, and an increase in promotional costs of $6,216. Headcount‑related costs for the year ended December 31, 2024 were lower due to run‑rate savings as a result of the 2023 Program.
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
Starting in 2026, we expect general and administrative expenses to include amortization of internal-use software implementation costs, which represents amortization of deferred costs primarily related to the implementation of our new enterprise-wide administrative and business management platforms which are planned to complete going live in 2026.
For the year ended December 31, 2025, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $4,412, mainly due to increases in headcount, and annual and other compensation costs, partially offset by lower incentive compensation expense related to the reduction in Gregory S. Bentley’s fractional interest under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) as part of Mr. Bentley’s transition to the role of Executive Chair effective July 1, 2024. Additionally, during the year ended December 31, 2024, we recognized approximately $2,200 of other corporate initiatives expenses, which did not recur in the current year.
Deferred compensation plan. Deferred compensation plan reflects the expense (income) recorded related to changes in deferred compensation plan liabilities, which are marked to market at the end of each reporting period.
For the year ended December 31, 2025, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. Amortization of purchased intangibles includes the amortization of acquired non‑product related intangible assets, primarily customer relationships, trademarks, and non‑compete agreements recorded in connection with completed acquisitions.

For the year ended December 31, 2025, on a constant currency basis, amortization of purchased intangibles decreased primarily due to previously acquired intangible assets that continue to become fully amortized and lower acquisition activity as compared to prior years.
Interest Expense, Net

				% Change
	Year Ended December 31,			2024	2023
	2025	2024	2023	to 2025	to 2024
Interest expense	$(15,322)	$(24,774)	$(41,331)	(38.2%)	(40.1%)
Interest income	2,887	2,730	1,538	5.8%	77.5%
Interest expense, net	$(12,435)	$(22,044)	$(39,793)	(43.6%)	(44.6%)
Interest expense, net primarily represents interest expense on our credit facility borrowings and outstanding convertible senior notes, amortization of deferred debt issuance costs, and interest income from our investments in money market funds. The majority of our debt is protected from rising interest rates, through either very low fixed coupon interest on our convertible notes or our $200,000 interest rate swap, which expires in 2030.
For the year ended December 31, 2025, interest expense, net decreased primarily due to lower weighted average debt outstanding under the credit facilities as compared to the prior year.
Other Income (Expense), Net

	Year Ended December 31,
	2025	2024	2023
(Loss) gain from:
Change in fair value of interest rate swap	$(10,238)	$10	$(5,038)
Foreign exchange (1)	2,578	939	2,497
Receipts related to interest rate swap	7,390	9,309	8,803
Other income (expense), net (2)	817	2,691	(13,484)
Total other income (expense), net	$547	$12,949	$(7,222)

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other income (expense), net for the year ended December 31, 2023 includes non-marketable equity investment impairment and other charges of $(16,988), partially offset by gains on non-marketable equity investments of $2,360.
Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2025	2024	2023
Income before income taxes	$350,733	$293,055	$183,527
Provision (benefit) for income taxes	$72,977	$58,726	$(143,241)
Effective tax rate	20.8%	20.0%	(78.0%)
Provision (benefit) for income taxes includes the aggregate consolidated income tax expense for U.S. domestic and foreign income taxes.
For the year ended December 31, 2025, the effective tax rate was higher as compared to the year ended December 31, 2024 primarily due to the decrease in tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, recognized in the current year.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act (the “JOBS Act”), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates. The OBBBA had a favorable impact on our cash paid for income taxes in 2025, with continued cash tax favorability expected in 2026, primarily attributable to the change in restoring immediate U.S. tax deductions for domestic research and development expenses. The OBBBA did not have a material impact on the effective tax rate for the year ended December 31, 2025.
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

	December 31,
	2025	2024	2023
ARR	$1,462,145	$1,283,256	$1,174,774
Last twelve-months recurring revenues	$1,391,350	$1,238,004	$1,096,677
Twelve-months ended constant currency (1):
ARR growth rate	11.5%	12%	12.5%
Account retention rate	99%	99%	98%
Recurring revenues dollar-based net retention rate	109%	110%	109%

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

ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 51%, 50%, and 47% as of December 31, 2025, 2024, and 2023, respectively, with our E365 subscription offering representing 46%, 45%, and 41% of total ARR as of December 31, 2025, 2024, and 2023, respectively.
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
The last twelve‑months recurring revenues for the periods ended December 31, 2025, 2024, and 2023 compared to the last twelve‑months of the comparative twelve‑month period increased by $153,346, $141,327, and $118,653, respectively. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended December 31, 2025, 2024, and 2023, 93%, 91%, and 89%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 93%, 91%, and 89% of our total revenues for the twelve months ended December 31, 2025, 2024, and 2023, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.

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
AOI less SBC is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑settled retention incentives provided to key employees of acquired companies), and realignment expenses (income), for the respective periods.
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
Adjusted operating income is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑settled retention incentives provided to key employees of acquired companies), realignment expenses (income), and stock‑based compensation expense, for the respective periods.

Reconciliation of operating income to AOI less SBC and to Adjusted operating income:

	Year Ended December 31,
	2025	2024	2023
Operating income	$362,621	$302,150	$230,542
Amortization of purchased intangibles (1)	45,658	46,679	51,219
Deferred compensation plan (2)	14,409	12,382	13,580
Acquisition expenses (3)	7,229	10,222	17,866
Realignment expenses (4)	—	789	11,470
AOI less SBC	429,917	372,222	324,677
Stock-based compensation expense (5)	71,949	73,505	71,470
Adjusted operating income	$501,866	$445,727	$396,147

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
(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of general and administrative expense. Also included in our acquisition expenses are cash‑settled retention incentives provided to key employees of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.
(4)Realignment expenses. We exclude these charges and subsequent adjustments to our estimates when we evaluate our continuing operational performance because they are not reflective of our ongoing business and results of operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. During the fourth quarter of 2023, we approved the 2023 Program. For the years ended December 31, 2024 and 2023, we recognized realignment costs related to the aforementioned program of $847 and $12,579, respectively, which represent termination benefits for colleagues whose roles were impacted (see Note 21 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). For the year ended December 31, 2023, realignment expenses were partially offset by income associated with the continued wind down of our Russian entities following our decision to exit the Russian market beginning in the second quarter of 2022.
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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:
Constant Currency Change 2024 to 2025:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Subscriptions	$1,376,696	$(11,533)	$1,365,163	$1,223,362	$(791)	$1,222,571
Perpetual licenses	46,180	(174)	46,006	45,961	(5)	45,956
Subscriptions and licenses	1,422,876	(11,707)	1,411,169	1,269,323	(796)	1,268,527
Services	78,903	(680)	78,223	83,772	(1)	83,771
Total revenues	$1,501,779	$(12,387)	$1,489,392	$1,353,095	$(797)	$1,352,298
Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Subscriptions	$1,223,362	$814	$1,224,176	$1,080,307	$(977)	$1,079,330
Perpetual licenses	45,961	323	46,284	46,038	(4)	46,034
Subscriptions and licenses	1,269,323	1,137	1,270,460	1,126,345	(981)	1,125,364
Services	83,772	(291)	83,481	102,068	(61)	102,007
Total revenues	$1,353,095	$846	$1,353,941	$1,228,413	$(1,042)	$1,227,371
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:
Constant Currency Change 2024 to 2025:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Americas	$790,495	$1,141	$791,636	$717,002	$(182)	$716,820
EMEA	436,828	(13,073)	423,755	388,384	(383)	388,001
APAC	274,456	(455)	274,001	247,709	(232)	247,477
Total revenues	$1,501,779	$(12,387)	$1,489,392	$1,353,095	$(797)	$1,352,298

Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Americas	$717,002	$1,751	$718,753	$650,926	$(238)	$650,688
EMEA	388,384	(2,754)	385,630	353,550	(118)	353,432
APAC	247,709	1,849	249,558	223,937	(686)	223,251
Total revenues	$1,353,095	$846	$1,353,941	$1,228,413	$(1,042)	$1,227,371
Reconciliation of cost of revenues to cost of revenues in constant currency:
Constant Currency Change 2024 to 2025:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Cost of subscriptions and licenses	$201,405	$(658)	$200,747	$173,340	$(83)	$173,257
Cost of services	76,125	(729)	75,396	84,427	121	84,548
Total cost of revenues	$277,530	$(1,387)	$276,143	$257,767	$38	$257,805
Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Cost of subscriptions and licenses	$173,340	$140	$173,480	$169,406	$22	$169,428
Cost of services	84,427	(101)	84,326	96,677	6	96,683
Total cost of revenues	$257,767	$39	$257,806	$266,083	$28	$266,111
Reconciliation of operating expenses to operating expenses in constant currency:
Constant Currency Change 2024 to 2025:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2024 Rates	Constant Currency
Research and development	$307,576	$(626)	$306,950	$281,247	$25	$281,272
Selling and marketing	289,543	(1,662)	287,881	255,177	(39)	255,138
General and administrative	217,332	(949)	216,383	210,374	(43)	210,331
Deferred compensation plan	14,409	—	14,409	12,382	—	12,382
Amortization of purchased intangibles	32,768	(58)	32,710	33,998	—	33,998
Total operating expenses	$861,628	$(3,295)	$858,333	$793,178	$(57)	$793,121

Constant Currency Change 2023 to 2024:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2023 Rates	Constant Currency
Research and development	$281,247	$817	$282,064	$274,619	$17	$274,636
Selling and marketing	255,177	505	255,682	224,336	(212)	224,124
General and administrative	210,374	(106)	210,268	180,738	(308)	180,430
Deferred compensation plan	12,382	—	12,382	13,580	—	13,580
Amortization of purchased intangibles	33,998	(39)	33,959	38,515	(2)	38,513
Total operating expenses	$793,178	$1,177	$794,355	$731,788	$(505)	$731,283
Liquidity and Capital Resources:
Cash and Cash Equivalents

	December 31,
	2025	2024
Cash and cash equivalents held domestically	$39,093	$2,845
Cash and cash equivalents held by foreign subsidiaries	84,185	61,164
Total cash and cash equivalents	$123,278	$64,009
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
During the years ended December 31, 2025 and 2024, we made cash repatriations to the U.S. of approximately $180,000 and $138,000, respectively, from earnings generated by our foreign subsidiaries. In 2025 and 2024, the repatriations were primarily used to pay down our credit facility borrowings and to supplement our domestic working capital needs.
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
Cash Flows Activity

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$538,464	$435,292	$416,696
Investing activities	$(112,309)	$(143,267)	$(60,504)
Financing activities	$(376,298)	$(289,850)	$(359,074)
Operating Activities
For the year ended December 31, 2025, compared to the prior year, net cash provided by operating activities was higher by $103,172 due to an increase in net income of $43,361, an increase in net cash flows from the change in operating assets and liabilities of $36,777, and a net increase in non‑cash adjustments of $23,034. The increase in net cash flows from the change in operating assets and liabilities year over year was primarily due to higher deferred revenues, timing of collections on our receivables, higher accounts payable, lower capitalized internal-use software implementation costs, as well as the overall timing of payments for software maintenance contracts. Offsetting these increases were lower period over period Cloud Services Subscription deposits and lower accruals and other current liabilities.
Investing Activities
Net cash used in investing activities was lower by $30,958 for the year ended December 31, 2025, compared to the prior year, primarily due to lower acquisition related payments of $37,155. We used available cash and borrowings under our credit facilities to fund our acquisitions.
Financing Activities
Net cash used in financing activities was higher by $86,448 for the year ended December 31, 2025, compared to the prior year, primarily due to higher payments for shares acquired of $80,381, including shares repurchased under the BSY Stock Repurchase Program (the “Repurchase Program”) and higher dividend payments of $12,848, primarily due to an increase in our quarterly dividend per share to $0.07 in 2025 from $0.06 in 2024, partially offset by lower net paydowns of the credit facilities of $11,398. Additionally, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of our outstanding 2026 Notes during the first quarter of 2025.
Long-Term Debt

	December 31,
	2025	2024
Current portion of long-term debt	$—	$—
Long-term debt	1,248,912	1,388,088
Total debt	$1,248,912	$1,388,088
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

As of December 31, 2025, we had $1,299,850 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility, the 2026 Notes, and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2026 Notes and the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
As of December 31, 2025, the 2026 Notes were classified as long‑term in the consolidated balance sheets as we had the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.
The 2026 Notes matured on January 15, 2026. Upon maturity, we repaid $678,254, which consisted of the remaining outstanding principal balance and accrued interest on the 2026 Notes using borrowings under the Credit Facility and available cash on hand.
Our credit facilities, 2026 Notes, and 2027 Notes are described in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors had authorized us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes through June 30, 2024 under the Repurchase Program. This authorization under the Repurchase Program expired on June 30, 2024. In March 2024, our Board of Directors approved an extension to the Repurchase Program authorizing us to repurchase up to $200,000 of our Class B common stock and/or outstanding convertible senior notes from June 30, 2024 through June 30, 2026. In November 2025, our Board of Directors approved an extension to the Repurchase Program authorizing us to repurchase up to $500,000 of our Class B common stock and/or outstanding convertible senior notes from November 21, 2025 through December 31, 2028. This updated authorization supersedes our prior authorization, which was set to expire on June 30, 2026. We may use available working capital, cash provided by operating activities, and/or external borrowings including available liquidity under our Credit Facility to make repurchases.
During the year ended December 31, 2025, we repurchased 2,887,224 shares for $125,057, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program. During the year ended December 31, 2024, we repurchased 1,292,733 shares for $64,359 under the Repurchase Program.
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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under the Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. We exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock during the first quarter of 2025, but we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock during the second, third, and fourth quarters of 2025. During the year ended December 31, 2024, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.

Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the year ended December 31, 2025 and $0.06 per share of common stock during the year ended December 31, 2024. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
Contractual Obligations and Other Commitments:
The following table summarizes our most significant contractual obligations as of December 31, 2025:

	Total	Due within 12 months	Due after 12 months
Debt Obligations (1)	$1,252,830	$677,830	$575,000
Purchase Obligations	$53,700	$17,600	$36,100
DCP Obligations	$111,125	$4,294	$106,831

(1)Amounts represent the face value of debt and exclude interest payments.
Our largest contractual obligations relate to our outstanding debt, which include convertible notes due in 2026 and 2027. We repaid the 2026 Notes upon maturity on January 15, 2026. Our Credit Facility matures on October 18, 2029, subject to a “revolving maturity date” on the date that is 91 days prior to the maturity date of our outstanding convertible debt, unless on such date we meet certain liquidity requirements. We typically fund and expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. If an early conversion notice is received, we have the option to pay cash, deliver shares of our Class B common stock, or a combination thereof. See Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our debt obligations.
We have non‑cancelable future cash purchase commitments for services related to cloud provisioning of our software and for internal‑use software costs. Our purchase obligations are in addition to amounts included in our consolidated balance sheets. We have funded and expect to continue to be able to fund our purchase obligations with cash flows generated from operations, existing cash and cash equivalents or revolving loan borrowings under the Credit Facility. See Note 18 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information on our purchase obligations.
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

Critical Accounting Estimates:
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Goodwill and Other Intangible Assets
Intangible assets primarily arise from acquisitions and principally consist of goodwill, acquired software and technology, customer relationships, and trademarks. Finite-lived intangible assets are amortized on a straight‑line basis over their estimated useful lives.
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

In testing for goodwill impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required and the carrying amount exceeds its fair value, we will recognize goodwill impairment in the amount in which the carrying amount of the reporting unit exceeds its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points in the process. The value of our goodwill could also be impacted by future adverse changes including declines in our stock price, market capitalization, or cash flows, and slower growth rates in our industry. There was no impairment of goodwill as a result of our annual impairment assessments conducted for the years ended December 31, 2025, 2024, or 2023.
Other Intangible Assets
We evaluate intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that useful lives of those assets are no longer appropriate. If circumstances require an asset to be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The process of evaluating the potential impairment of intangible assets is subjective and requires significant judgment at many points in the process. There was no impairment of intangible assets subject to amortization for the years ended December 31, 2025, 2024, or 2023.
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
Foreign Currency Exchange Risk
Our revenues, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. We regularly evaluate our foreign currency positions in the context of the natural hedging of revenues and expenses and corresponding exposure. We have concluded that our naturally hedged positions support our strategy and no incremental hedging strategies have been deployed. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus euros, British pounds, Canadian dollars, Australian dollars, Chinese yuan renminbi, and New Zealand dollars. For the year ended December 31, 2025, approximately 59% of our total revenues are derived from outside of the U.S. and approximately 33% of our revenues are denominated in a currency other than the U.S. dollar. In 2025, 67%, 11%, 6%, 3%, and 13% of our total revenues were denominated in U.S. dollars, euros, British pounds, Canadian dollars, and other currencies, respectively, and 55%, 13%, 8%, 7%, and 17% of our aggregate cost of revenues and operating expenses were denominated in U.S. dollars, euros, British pounds, Canadian dollars, and other currencies, respectively. Financial results therefore are affected by changes in foreign currency rates. We estimate that a 10% strengthening of the U.S. dollar versus our other currencies would have increased our 2025 annual operating income by approximately $2.4 million.

Interest Rate Risk
The interest rates on our Credit Facility fluctuate based on various market conditions that affect the Secured Overnight Financing Rate (“SOFR”), the prime rate, or the overnight bank funding effective rate. The cost of borrowing thereunder may be impacted as a result of our interest rate risk exposure. Effective on April 2, 2020, we entered into an interest rate swap with a notional amount of $200.0 million and a ten‑year term to reduce the interest rate risk associated with a portion of our floating rate debt. Under the terms of the interest rate swap, we pay a fixed interest rate of 72.9 basis points (“bps”), and will receive a floating interest rate equal to daily SOFR plus an Alternative Reference Rates Committee (“ARRC”) spread adjustment of 11.448 bps. We do not enter into investments or derivative instruments for trading or speculative purposes. The fair value of our 2026 Notes and 2027 Notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The capped call options that were entered into concurrently with the issuance of our 2026 Notes and 2027 Notes were completed to reduce the potential dilution from the conversion of the 2026 Notes and 2027 Notes. The fair value of the 2026 Notes and 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2026 Notes and 2027 Notes will generally increase as our Class B common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes and 2027 Notes, but do not impact our financial condition, results of operations, or cash flows due to the fixed nature of the debt obligation. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We had cash and cash equivalents of $123.3 million and $64.0 million as of December 31, 2025 and 2024, respectively, which consisted of bank deposits and money market funds maintained at various financial institutions. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).
Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10‑K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On December 17, 2025, Werner Andre, the Company’s Chief Financial Officer, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 29,757 shares of our Class B common stock. Mr. Andre’s plan expires on November 10, 2026.
During the three months ended December 31, 2025, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Dividends Declared Subsequent to December 31, 2025
On February 23, 2026, our Board of Directors declared a $0.07 per share dividend for the first quarter of 2026. The cash dividend will be payable on March 19, 2026 to all stockholders of record of Class A and Class B common stock as of the close of business on March 10, 2026. The Company publicly announced the dividend declaration on February 26, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Information About Our Executive Officers
The following sets forth certain information as of February 26, 2026, regarding our executive officers.

Name	Age	Position

Gregory S. Bentley	70	Executive Chair and President

Nicholas H. Cumins	49	Chief Executive Officer

Werner Andre	56	Chief Financial Officer

Brock Ballard	49	Chief Revenue Officer

James Lee	46	Chief Operating Officer

Julien Moutte	47	Chief Technology Officer

David R. Shaman	60	Chief Legal Officer and Secretary
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
Julien Moutte has served as our Chief Technology Officer since 2023 and is the principal architect of our technology directions. Mr. Moutte has over 20 years of technology leadership experience in startups, scaleups, and large organizations. Prior to joining us as Vice President of Technology in 2021, Mr. Moutte served as head of technology for SAP Marketing Cloud and a member of the office of the chief technology officer with SAP Customer Experience. He also served as chief technology officer of Scytl, a platform for online voting, and the Fluendo, the Free Software multimedia experts, which he co‑founded in 2004 in Barcelona, Spain. He holds a degree in Computer Science from Université Claude Bernard in Lyon, France.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this report:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Bentley Systems, Incorporated	8-K	001-39548	3.1	September 25, 2020

3.2	Amended and Restated Bylaws of Bentley Systems, Incorporated	8-K	001-39548	3.2	September 25, 2020

4.1	Form of Bentley Systems, Incorporated Class B common stock certificate	S-1/A	333-248246	4.1	September 18, 2020

4.2	Indenture, dated as of June 28, 2021, between Bentley Systems, Incorporated and Wilmington Trust, National Association, as trustee	8-K	001-39548	4.1	June 29, 2021

4.3	Form of 0.375% Convertible Senior Note due 2027	8-K	001-39548	A in 4.1	June 29, 2021

4.4	Description of Bentley Systems, Incorporated Securities	10-K	001-39548	4.4	March 2, 2021

10.1	Form of Capped Call Confirmation relating to the 0.375% Convertible Senior Note due 2027	8-K	001-39548	10.1	June 29, 2021

10.2	Second Amended and Restated Credit Agreement, dated as of October 18, 2024, by and among Bentley Systems, Incorporated, the lenders party thereto, and PNC Bank, National Association, as administrative agent	8-K	001-39548	10.1	October 22, 2024

10.3†	Bentley Systems, Incorporated 2020 Omnibus Incentive Plan	8-K	001-39548	10.1	September 25, 2020

10.4†	Amendment No. 1 to the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan	10-K	001-39548	10.10	March 1, 2022

10.5†	Form of Restricted Stock Unit Award Agreement under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (as amended)	10-K	001-39548	10.12	February 28, 2023

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.6†	Bentley Systems, Incorporated Global Employee Stock Purchase Plan	8-K	001-39548	10.2	September 25, 2020

10.7†	Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan, as amended and restated effective as of September 22, 2020	8-K	001-39548	10.3	September 25, 2020

10.8†	Amendment No. 1 to the Amended and Restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan	10-Q	001-39548	10.1	November 9, 2021

10.9†	Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2015	S-1/A	333-248246	10.7	September 8, 2020

10.10†	Bentley Systems, Incorporated Bonus Pool Plan, as amended and restated effective as of September 22, 2020	8-K	001-39548	10.4	September 25, 2020

10.11†	Amendment No. 1 to the Amended and Restated Bentley Systems, Incorporated Bonus Pool Plan	10-Q	001-39548	10.1	November 8, 2022

10.12†	Amendment No. 2 to the Amended and Restated Bentley Systems, Incorporated Bonus Pool Plan	8-K/A	001-39548	10.3	June 28, 2024

10.13†	Bentley Systems, Incorporated Severance Policy for Key Executives	8-K/A	001-39548	10.1	June 28, 2024

10.14†	Letter Agreement by and among Nicholas H. Cumins, Bentley Systems, Incorporated, and Bentley Systems France S.a.r.l.	8-K/A	001-39548	10.2	June 28, 2024

10.15†	Employment Agreement by and between James Lee and Bentley Systems, Incorporated					X

10.16	Common Stock Purchase Agreement, by and among Bentley Systems, Incorporated, Siemens AG, and the persons listed as “Key Holders” therein, dated September 23, 2016, as amended on October 28, 2016, and April 23, 2018	S-1	333-248246	10.2	August 21, 2020

19	Bentley Systems, Incorporated Insider Trading Policy	10-K	001-39548	19	February 26, 2025

21	List of Subsidiaries					X

23	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Bentley Systems, Incorporated Incentive Compensation Clawback Policy, as Adopted on August 17, 2023 Pursuant to Nasdaq Rule 5608	10-K	001-39548	97	February 27, 2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

†	Management contract or compensatory plan or arrangement.
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

Bentley Systems, Incorporated

Date: February 26, 2026	By:	/s/ NICHOLAS H. CUMINS
Nicholas H. Cumins
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2026.

Signature	Title

/s/ NICHOLAS H. CUMINS	Chief Executive Officer and Director
Nicholas H. Cumins	(Principal Executive Officer)

/s/ WERNER ANDRE	Chief Financial Officer
Werner Andre	(Principal Financial Officer)

/s/ THOMAS F. TRIMBACK	Chief Accounting Officer and Controller
Thomas F. Trimback	(Principal Accounting Officer)

/s/ GREGORY S. BENTLEY	Executive Chair and President
Gregory S. Bentley

/s/ BARRY J. BENTLEY	Director
Barry J. Bentley

/s/ KEITH A. BENTLEY	Director
Keith A. Bentley

/s/ RAYMOND B. BENTLEY	Director
Raymond B. Bentley

/s/ KIRK B. GRISWOLD	Director
Kirk B. Griswold

/s/ JANET B. HAUGEN	Director
Janet B. Haugen

/s/ BRIAN F. HUGHES	Director
Brian F. Hughes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bentley Systems, Incorporated:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bentley Systems, Incorporated and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
IT systems used in subscriptions and licenses revenues
As discussed in Note 3 to the consolidated financial statements and disclosed in the consolidated statements of operations, the Company recorded $1,501,779 thousand of total revenues for the year ended December 31, 2025, of which $1,422,876 thousand related to subscriptions and licenses. There are high volumes of subscription and license transactions processed across multiple information technology (IT) systems.
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
Philadelphia, Pennsylvania
February 26, 2026

BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$123,278	$64,009
Accounts receivable	350,299	322,862
Allowance for doubtful accounts	(7,609)	(8,395)
Prepaid income taxes	19,805	13,066
Prepaid and other current assets	53,260	50,531
Total current assets	539,033	442,073
Property and equipment, net	36,031	33,798
Operating lease right-of-use assets	31,141	32,303
Intangible assets, net	193,018	213,959
Goodwill	2,482,154	2,367,179
Investments	27,920	25,764
Deferred income taxes	170,368	198,286
Other assets	75,502	86,445
Total assets	$3,555,167	$3,399,807
Liabilities and Equity
Current liabilities:
Accounts payable	$26,952	$16,479
Accruals and other current liabilities	173,255	169,522
Cloud Services Subscription deposits	463,312	366,895
Deferred revenues	278,244	245,729
Operating lease liabilities	13,669	11,656
Income taxes payable	4,778	4,053
Current portion of long-term debt	—	—
Total current liabilities	960,210	814,334
Long-term debt	1,248,912	1,388,088
Deferred compensation plan liabilities	106,831	96,684
Long-term operating lease liabilities	22,150	26,894
Deferred revenues	18,410	16,641
Deferred income taxes	4,368	8,612
Income taxes payable	—	3,615
Other liabilities	4,794	3,819
Total liabilities	2,365,675	2,358,687
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,537,627 shares as of December 31, 2025 and 2024	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 290,817,470 and 290,439,703 shares as of December 31, 2025 and 2024, respectively	2,909	2,905
Additional paid-in capital	1,301,205	1,217,986
Accumulated other comprehensive loss	(74,558)	(104,078)
Accumulated deficit	(40,258)	(75,941)
Total Bentley Systems stockholders’ equity	1,189,413	1,040,987
Noncontrolling interest	79	133
Total equity	1,189,492	1,041,120
Total liabilities and equity	$3,555,167	$3,399,807

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Subscriptions	$1,376,696	$1,223,362	$1,080,307
Perpetual licenses	46,180	45,961	46,038
Subscriptions and licenses	1,422,876	1,269,323	1,126,345
Services	78,903	83,772	102,068
Total revenues	1,501,779	1,353,095	1,228,413
Cost of revenues:
Cost of subscriptions and licenses	201,405	173,340	169,406
Cost of services	76,125	84,427	96,677
Total cost of revenues	277,530	257,767	266,083
Gross profit	1,224,249	1,095,328	962,330
Operating expenses:
Research and development	307,576	281,247	274,619
Selling and marketing	289,543	255,177	224,336
General and administrative	217,332	210,374	180,738
Deferred compensation plan	14,409	12,382	13,580
Amortization of purchased intangibles	32,768	33,998	38,515
Total operating expenses	861,628	793,178	731,788
Income from operations	362,621	302,150	230,542
Interest expense, net	(12,435)	(22,044)	(39,793)
Other income (expense), net	547	12,949	(7,222)
Income before income taxes	350,733	293,055	183,527
(Provision) benefit for income taxes	(72,977)	(58,726)	143,241
Equity in net income of investees, net of tax	38	104	19
Net income	277,794	234,433	326,787
Less: Net income (loss) attributable to noncontrolling interest	(67)	(354)	—
Net income attributable to Bentley Systems	$277,861	$234,787	$326,787

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.88	$0.75	$1.05
Diluted	$0.85	$0.72	$1.00
Weighted average shares:
Basic	314,690,707	314,886,615	312,358,823
Diluted	333,089,213	333,774,167	332,503,633

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$277,794	$234,433	$326,787
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	29,360	(19,308)	4,774
Actuarial gain (loss) on retirement plan, net of tax effect of $(106), $(45), and $(89), respectively	173	175	(21)
Total other comprehensive income (loss), net of taxes	29,533	(19,133)	4,753
Comprehensive income	307,327	215,300	331,540
Less: Net income (loss) attributable to noncontrolling interest	(67)	(354)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	13	(42)	—
Comprehensive income attributable to Bentley Systems	$307,381	$215,696	$331,540

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)

						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	289,014,487	$2,890	$1,030,466	$(89,740)	$(370,866)	$572,750	$704	$573,454
Net income	—	—	—	—	326,787	326,787	—	326,787
Other comprehensive income	—	—	—	4,753	—	4,753	—	4,753
Dividends declared	—	—	—	—	(58,756)	(58,756)	—	(58,756)
Shares issued in connection with DCP, net	3,410,006	34	(34)	—	(38,456)	(38,456)	—	(38,456)
DCP elective participant deferrals	—	—	1,765	—	—	1,765	—	1,765
Shares issued in connection with Bonus Plan, net	247,867	3	16,788	—	(5,756)	11,035	—	11,035
Shares issued in connection with employee stock purchase plan, net	315,840	3	9,985	—	(845)	9,143	—	9,143
Stock option exercises, net	2,621,959	26	11,689	—	(6,581)	5,134	—	5,134
Shares issued for stock grants, net	12,639	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	55,982	—	—	55,982	—	55,982
Shares related to restricted stock, net	643,039	7	(7)	—	(7,299)	(7,299)	—	(7,299)
Other	—	—	—	—	(160)	(160)	—	(160)
Balance, December 31, 2023	296,265,837	2,963	1,127,234	(84,987)	(161,932)	883,278	704	883,982
Net income (loss)	—	—	—	—	234,787	234,787	(354)	234,433
Other comprehensive loss	—	—	—	(19,091)	—	(19,091)	(42)	(19,133)
Dividends declared	—	—	—	—	(72,115)	(72,115)	—	(72,115)
Shares issued in connection with DCP	4,707,845	47	(47)	—	—	—	—	—
DCP elective participant deferrals	—	—	188	—	—	188	—	188
Shares issued in connection with Bonus Plan	282,340	3	14,473	—	—	14,476	—	14,476
Shares issued in connection with employee stock purchase plan, net	253,578	2	11,226	—	(348)	10,880	—	10,880
Stock option exercises, net	844,283	8	3,999	—	(2,195)	1,812	—	1,812
Shares issued for stock grants, net	11,391	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	60,322	—	—	60,322	—	60,322
Shares related to restricted stock, net	904,789	9	(9)	—	(9,966)	(9,966)	—	(9,966)
Repurchases of Class B common stock under approved program	(1,292,733)	(12)	—	—	(64,347)	(64,359)	—	(64,359)
Other	—	—	—	—	175	175	(175)	—
Balance, December 31, 2024	301,977,330	3,020	1,217,986	(104,078)	(75,941)	1,040,987	133	1,041,120
Net income (loss)	—	—	—	—	277,861	277,861	(67)	277,794
Other comprehensive income	—	—	—	29,520	—	29,520	13	29,533
Dividends declared	—	—	—	—	(84,963)	(84,963)	—	(84,963)
Shares issued in connection with DCP, net	1,657,737	17	(17)	—	(14,396)	(14,396)	—	(14,396)
Shares issued in connection with Bonus Plan, net	83,791	1	6,485	—	(2,371)	4,115	—	4,115
Shares issued in connection with employee stock purchase plan, net	280,767	3	11,531	—	(539)	10,995	—	10,995
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	64,632	—	—	64,632	—	64,632
Shares related to restricted stock, net	1,230,105	12	(12)	—	(14,881)	(14,881)	—	(14,881)
Repurchases of Class B common stock under approved program	(2,887,224)	(29)	—	—	(125,028)	(125,057)	—	(125,057)
Balance, December 31, 2025	302,355,097	$3,024	$1,301,205	$(74,558)	$(40,258)	$1,189,413	$79	$1,189,492

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$277,794	$234,433	$326,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	65,880	64,608	71,861
Deferred income taxes	24,333	12,571	(198,878)
Stock-based compensation expense	72,576	74,417	72,972
Deferred compensation plan	14,409	12,382	13,580
Amortization of deferred debt issuance costs	7,575	7,338	7,291
Change in fair value of derivative	10,238	(10)	5,038
Foreign currency remeasurement loss (gain)	664	(785)	(452)
Other	5,674	7,794	21,047
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(18,584)	(32,064)	(5,180)
Prepaid and other assets	10,543	(6,006)	4,112
Accounts payable, accruals, and other liabilities	(18,440)	(16,642)	(9,167)
Cloud Services Subscription deposits	77,190	91,595	77,900
Deferred revenues	19,006	(1,789)	19,933
Income taxes payable, net of prepaid income taxes	(10,394)	(12,550)	9,852
Net cash provided by operating activities	538,464	435,292	416,696
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(18,255)	(14,046)	(25,002)
Acquisitions, net of cash acquired	(93,252)	(130,407)	(26,023)
Purchases of investments	(981)	(1,435)	(11,602)
Proceeds from investments	—	—	2,123
Other	179	2,621	—
Net cash used in investing activities	(112,309)	(143,267)	(60,504)
Cash flows from financing activities:
Proceeds from credit facilities	289,567	517,643	588,154
Payments of credit facilities	(424,882)	(474,356)	(841,723)
Repayments of term loan	—	(190,000)	(5,000)
Repurchase of convertible senior notes	(9,797)	—	—
Payments of debt issuance costs	—	(6,184)	—
Payments of contingent and non-contingent consideration	(310)	(3,022)	(4,324)
Payments of dividends	(84,963)	(72,115)	(58,756)
Proceeds from stock purchases under employee stock purchase plan	11,534	11,228	9,988
Proceeds from exercise of stock options	—	4,007	11,715
Payments for shares acquired including shares withheld for taxes	(32,187)	(12,504)	(58,937)
Repurchases of Class B common stock under approved program	(125,057)	(64,359)	—
Other	(203)	(188)	(191)
Net cash used in financing activities	(376,298)	(289,850)	(359,074)
Effect of exchange rate changes on cash and cash equivalents	9,412	(6,578)	(390)
Increase (decrease) in cash and cash equivalents	59,269	(4,403)	(3,272)
Cash and cash equivalents, beginning of year	64,009	68,412	71,684
Cash and cash equivalents, end of year	$123,278	$64,009	$68,412

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental information:
Cash paid for income taxes (1)	$61,488	$59,745	$43,619
Income tax refunds	$2,393	$2,219	$1,188
Cash paid for interest	$7,846	$17,202	$37,389
Non-cash investing and financing activities:
Non-marketable equity investment	$—	$—	$3,500
Deferred, non-contingent consideration, net	$—	$—	$525
Share-settled Bonus Plan awards	$6,486	$14,476	$16,791
DCP elective participant deferrals	$—	$188	$1,765

(1)Cash paid for income taxes includes third‑party withholding taxes.

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 1: Description of Business and Summary of Significant Accounting Policies
Business and Operations
Bentley Systems is the infrastructure engineering software company. The Company’s purpose is to advance the world’s infrastructure for better quality of life. The Company’s mission is to reshape how infrastructure systems and critical resources are delivered and optimized.
The Company serves enterprises and professionals across the infrastructure lifecycle, from the design and construction of new projects to the operation and maintenance of existing assets. The Company’s Bentley Open Applications and Seequent applications are primarily cloud-connected desktop modeling and simulation applications that support the breadth of engineering and geoprofessional disciplines. Bentley Infrastructure Cloud, provided via cloud and hybrid environments, extends enterprise collaboration during project delivery, and helps manage engineering information during operations and maintenance. Bentley Asset Analytics products automatically detect and analyze issues to trigger key operational workflows, improving overall asset performance. Powering these products is the Cesium and iTwin Platform, a cloud‑native technology platform to create, curate, and leverage infrastructure digital twins. Through the Company’s platform, products are becoming increasingly data-centric to take advantage of digital twin and AI capabilities.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements and accompanying notes have been prepared in U.S. dollars. Gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are included in Other income (expense), net in the consolidated statements of operations. The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at average rates during the period. Foreign currency translation adjustments are recorded as a component of Other comprehensive income (loss), net of taxes in the consolidated statements of comprehensive income.
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to select accounting policies and make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ materially from these estimates.
Information on other accounting policies and methods used in the preparation of the Company’s consolidated financial statements are included, where applicable, in their respective notes to the consolidated financial statements that follow. Below is a discussion of accounting policies and methods used in the consolidated financial statements that are not presented within other notes to the consolidated financial statements.

Cost of Revenues — Cost of Revenues is comprised of Cost of subscriptions and licenses and Cost of Services in the consolidated statements of operations. Cost of subscription and licenses expenses primarily include headcount‑related costs, as well as cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform. Cost of subscriptions and licenses expenses also include channel partner compensation for providing sales coverage to users, depreciation of property and equipment, amortization of capitalized software costs associated with servicing software subscriptions and the Company’s ACDP described below, and amortization of intangible assets associated with acquired software and technology. Cost of services expenses primarily include headcount‑related costs, as well as depreciation of property and equipment, and amortization of capitalized software costs used for providing training, implementation, configuration, and customization services to accounts.
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
Under its ACDP (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to specified projects once technological feasibility is established. Technological feasibility is established when a detailed program design has been completed and documented, the Company has established that the necessary skills, hardware, and software technology are available to produce the product, and there are no unresolved high‑risk development issues. Once the software is ready for its intended use, amortization is recorded over the software’s estimated useful life (generally three years). Total costs capitalized under the ACDP were $2,053, $3,878, and $4,558 for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, total ACDP related amortization was $5,711, $3,720, and $7,711 for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. The Company evaluates the recoverability of capitalized ACDP costs whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Impairments of capitalized ACDP, which were recorded as amortization expense in Cost of subscriptions and licenses in the consolidated statements of operations, were not material during the years ended December 31, 2025, 2024, or 2023. As of December 31, 2025 and 2024, $10,270 and $12,961 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Advertising Expense — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2025, 2024, and 2023 was $6,387, $6,383, and $5,365, respectively, and is included in Selling and marketing in the consolidated statements of operations.
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, all of the Company’s cash and cash equivalents consisted of money market funds and cash held in checking accounts maintained at various financial institutions. Cash equivalents are recorded at cost, which approximates fair value.
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
Activity related to the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$8,395	$8,965
Additions to reserve	6,537	7,365
Write-offs, net of recoveries	(7,534)	(7,634)
Foreign currency translation adjustments	211	(301)
Balance, end of year	$7,609	$8,395
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and cash equivalents, and receivables. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and limits the amount of credit extended when deemed necessary. Generally, the Company requires no collateral from its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic region. No single customer accounted for more than 2% of the Company’s total revenues for the years ended December 31, 2025, 2024, or 2023.
The Company’s cash and cash equivalents are deposited with financial institutions and invested in money market funds that the Company believes are of high credit quality.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal-use information technology systems, including new enterprise-wide administrative and business management platforms. Certain implementation costs are capitalized and included in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized internal-use software implementation costs are amortized, beginning on the date the related software is ready for its intended use, on a straight-line basis over the remaining term of the hosting arrangement primarily as a component of General and administrative and Selling and marketing in the consolidated statements of operations. Options to extend the hosting arrangement are considered in determining the remaining term when it is reasonably certain that the option will be exercised. The Company evaluates the recoverability of capitalized internal-use software implementation costs whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.
Capitalized internal-use software implementation costs are included in the consolidated balance sheets as follows:

	December 31,
	2025	2024
Prepaid and other current assets	$4,556	$2,862
Other assets	21,617	15,929
Total internal-use software implementation costs	$26,173	$18,791
Amortization of internal-use software implementation costs for the years ended December 31, 2025, 2024, and 2023 was $3,673, $1,712, and $865, respectively.

Note 2: Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025‑06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40, referred to as internal-use software. ASU 2025-06 is effective for the Company for the annual reporting period beginning after December 15, 2027, and interim periods within that annual reporting period. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 may be adopted on a prospective basis to financial statements issued for reporting periods after the effective date, on a retrospective basis to all periods presented, or on a modified prospective transition basis for in-process projects through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of the adoption of ASU 2025‑06 on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025‑05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”), which provides public entities with an optional practical expedient when estimating expected credit losses for current accounts receivables and current contract assets arising from transactions accounted for under Revenue from Contracts with Customers (Topic 606), that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods if the Company elects the practical expedient. Early adoption is permitted. The Company currently does not expect a material impact of the adoption of ASU 2025‑05 on its consolidated financial statements and related disclosures.
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
In March 2024, the SEC adopted the final rule under SEC Release No. 33‑11275, The Enhancement and Standardization of Climate‑Related Disclosures for Investors. The final rule requires registrants to disclose certain climate‑related information in registration statements and annual reports. The final rule disclosure requirements would have begun phasing in prospectively for the Company’s fiscal year beginning January 1, 2025. In April 2024, the SEC issued an order staying the final rule pending completion of a judicial review of certain petitions challenging their validity. In March 2025, the SEC voted to end its defense of the final rule. In September 2025, judicial review was suspended awaiting SEC clarity on its position. The Company is currently monitoring the status of the final rule pending the court’s ultimate decision and evaluating the impact of the final rule on its consolidated financial statements disclosures.
Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted this ASU during the year ended December 31, 2025 (see Note 16).

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Year Ended December 31,
	2025	2024	2023
Subscriptions:
Enterprise subscriptions (1)	$623,064	$530,367	$433,321
SELECT subscriptions	267,242	258,504	258,288
Term license subscriptions	486,390	434,491	388,698
Subscriptions	1,376,696	1,223,362	1,080,307
Perpetual licenses	46,180	45,961	46,038
Subscriptions and licenses	1,422,876	1,269,323	1,126,345
Services:
Recurring	14,654	14,642	16,370
Other	64,249	69,130	85,698
Services	78,903	83,772	102,068
Total revenues	$1,501,779	$1,353,095	$1,228,413

(1)Enterprise subscriptions are primarily revenues attributable to E365 subscriptions of $614,306, $517,997, and $411,025 for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $777,411, $679,811, and $592,737 of license related revenues, respectively, of which $731,231, $633,850, and $546,699, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Year Ended December 31,
	2025	2024	2023
Americas (1)	$790,495	$717,002	$650,926
EMEA	436,828	388,384	353,550
APAC	274,456	247,709	223,937
Total revenues	$1,501,779	$1,353,095	$1,228,413

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $620,441, $561,683, and $511,828 for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company primarily utilizes its direct internal sales force and also has arrangements through independent channel partners to promote and sell its products and subscriptions to end‑users. Channel partners are authorized to promote the sale of an authorized set of the Company’s products and subscriptions within an authorized geographic region under a Channel Partner Agreement. The Company derived 6%, 7%, and 8% of its total revenues through channel partners for the years ended December 31, 2025, 2024, and 2023, respectively.

Nature of Products and Services
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generates revenues from subscriptions, perpetual licenses, and services.
Subscriptions and perpetual licenses are typically paid upfront, and services are typically paid in arrears, based on the contract terms described below, generally with payment terms of 30 days. The Company does not have any material variable consideration, such as obligations for returns, refunds, or warranties.
Subscriptions
Enterprise Subscriptions
The Company provides enterprise subscription offerings, which provide its enterprise accounts with complete and unlimited global access to the Company’s comprehensive portfolio of integrated software offerings. E365 subscriptions require a CSS (described below) and are charged to accounts primarily based upon daily usage. The daily usage fee includes a term license component, SELECT maintenance and support, hosting, and “Blueprints,” which are specific, structured engagements outlined in a statement of work and designed to enable accounts to achieve optimal business outcomes through more efficient and effective utilization of the Company’s software. E365 revenues are recognized based upon usage incurred by the account. Usage is primarily defined as distinct user access on a daily basis. E365 subscriptions typically contain quarterly usage floors or ceilings. The term of E365 subscriptions aligns with calendar quarters and revenue is recognized based on actual usage.
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
Term License Subscriptions
The Company provides annual, quarterly, and monthly term licenses for its software products. Term license subscriptions contain a term license component and SELECT maintenance and support. Revenue is allocated to the various performance obligations based on their SSP. Annual term licenses (“ATL”) are generally prepaid annually for named user access to specific products and include the Company’s Virtuoso subscriptions sold via the Company’s Virtuosity eStore for practitioner licenses. Virtuoso subscriptions are bundles with customizable training and expert consultation administered through “keys” or credits. Quarterly term license (“QTL”) subscriptions allow accounts to pay quarterly in arrears for license usage that is beyond their prepaid subscriptions. Monthly term license (“MTL”) subscriptions are identical to QTL subscriptions, except for the term of the license, and the manner in which they are monetized. MTL subscriptions require a CSS described below. For ATL, revenue allocated to the term license component is recognized upon delivery at the start of the subscription term while revenue for the SELECT maintenance and support is recognized as delivered over the subscription term. For Virtuoso keys, revenue is recognized as services are delivered. For usage‑based QTL and MTL subscriptions, revenues are recognized based upon usage incurred by the account. Usage is defined as peak usage over the respective terms. The terms of QTL and MTL subscriptions align with calendar quarters and calendar months, respectively, and revenue is recognized based on actual usage.

Visas are QTLs or ATLs enabling users to access specific project or enterprise information and entitles users to certain functionality of the Company’s Bentley Infrastructure Cloud offerings. The Company’s standard offerings are usage based with monetization through the Company’s CSS program described below.
CSS is a program designed to streamline the procurement, administration, and payment process. The program requires an estimation of annual usage for CSS eligible offerings and a deposit of funds in advance. Actual consumption is monitored and invoiced against the deposit on a calendar quarter basis. CSS balances not utilized for eligible products or services may roll over to future periods or are refundable. Paid and unconsumed CSS balances are recorded in Cloud Services Subscription deposits in the consolidated balance sheets. Software and services consumed under CSS are recognized pursuant to the applicable revenue recognition guidance for the respective software or service and classified as subscriptions or services based on their respective nature.
Perpetual Licenses
Perpetual licenses may be sold with or without attaching a SELECT subscription. Historically, attachment and retention of the SELECT subscription has been high given the benefits of the SELECT subscription discussed above. Perpetual licenses revenues are recognized upon delivery of the license to the user.
Services
The Company provides professional services, including training, implementation, configuration, and customization services. The Company performs projects on both a time and materials and a fixed fee basis. Certain of the Company’s fixed‑fee arrangements, including its Success Services offerings, are structured as subscription‑like, packaged offerings that are annually recurring in nature. Success Services are standard service offerings that provide a level of dedicated professional services above the standard technical support offered to all accounts as part of their SELECT or enterprise agreement. Revenues are recognized as services are performed.
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

Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of December 31, 2025 and 2024, unbilled accounts receivable were $182,315 and $159,924, respectively.
Contract Balances
As of December 31, 2025 and 2024, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of December 31, 2025 or 2024.
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
For the year ended December 31, 2025, $253,003 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $270,695, which were primarily related to new billings. For the year ended December 31, 2024, $231,114 of revenues that were included in the December 31, 2023 deferred revenues balance were recognized. There were additional deferrals of $233,910, which were primarily related to new billings.
As of December 31, 2025 and 2024, the Company deferred $19,822 and $18,540, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
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
As of December 31, 2025 and 2024, deferred costs of $4,969 and $4,490, respectively, are included in Prepaid and other current assets in the consolidated balance sheets and $10,572 and $10,715, respectively, are included in Other assets in the consolidated balance sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $5,746, $5,241, and $5,567 for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in Cost of subscriptions and licenses and Selling and marketing in the consolidated statements of operations. Impairments of contract cost assets were not material during the years ended December 31, 2025, 2024, or 2023.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2025, amounts allocated to these remaining performance obligations are $296,654, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions
The aggregate details of the Company’s acquisition activity are as follows:

	Acquisitions Completed During
	Year Ended December 31,
	2025	2024	2023
Number of acquisitions	2	3	3
Cash paid at closing (1)	$101,475	$143,299	$26,287
Cash acquired	(8,223)	(12,892)	(264)
Net cash paid	$93,252	$130,407	$26,023

(1)Of the cash paid at closing, $9,500 was held in an escrow account to secure any potential indemnification and other obligations of the seller as of December 31, 2025.
The operating results for any acquired business are included in the Company’s consolidated financial statements from the closing date of each respective acquisition and were not material, individually or in the aggregate, to the Company’s consolidated financial statements of operations. The following summarizes the fair values of the assets acquired and liabilities assumed, as well as the weighted average useful lives assigned to acquired intangible assets at the respective date of each acquisition:

	Acquisitions Completed During
	Year Ended December 31,
	2025	2024	2023
Consideration:
Cash paid at closing	$101,475	$143,299	$26,287
Deferred, non-contingent consideration, net	—	—	525
Other	—	108	15
Total consideration	$101,475	$143,407	$26,827
Assets acquired and liabilities assumed:
Cash	$8,223	$12,892	$264
Accounts receivable and other current assets	3,596	6,102	1,742
Operating lease right-of-use assets	309	103	397
Deferred income taxes	29	—	2,151
Other assets	864	86	6
Software and technology (weighted average useful life of 3, 5, and 3 years, respectively)	5,901	7,025	3,077
Customer relationships (weighted average useful life of 5, 3, and 6 years, respectively)	14,600	284	3,900
Trademarks (weighted average useful life of 5, 10, and 5 years, respectively)	2,800	5,145	1,000
Total identifiable assets acquired excluding goodwill	36,322	31,637	12,537
Accruals and other current liabilities	(2,945)	(5,778)	(624)
Deferred revenues	(406)	(2,427)	(4,623)
Operating lease liabilities	(309)	(103)	(397)
Deferred income taxes	(419)	(136)	—
Total liabilities assumed	(4,079)	(8,444)	(5,644)
Net identifiable assets acquired excluding goodwill	32,243	23,193	6,893
Goodwill	69,232	120,214	19,934
Net assets acquired	$101,475	$143,407	$26,827

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
Goodwill recorded in connection with the acquisitions was attributable to synergies expected to arise from cost saving opportunities, as well as future expected cash flows. The Company expects $8,799 of the goodwill recorded relating to the 2025 acquisitions will be deductible for income tax purposes.
The Company is in the process of finalizing the purchase accounting for certain acquisitions completed during the year ended December 31, 2025. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year. The primary areas of preliminary purchase price allocation that are not yet finalized relate to working capital, tax assets and liabilities, and amounts allocated to goodwill.
Note 5: Property and Equipment
Property and equipment, net consist of the following:

	December 31,
	2025	2024
Land	$1,341	$1,341
Building and improvements	34,429	32,115
Computer equipment and software	62,274	50,696
Furniture, fixtures, and equipment	12,653	9,183
Aircraft	2,038	2,038
Other	65	40
Property and equipment, at cost	112,800	95,413
Less: Accumulated depreciation	(76,769)	(61,615)
Total property and equipment, net	$36,031	$33,798
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $14,505, $13,684, and $12,368, respectively.

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
Cost of maintenance and repairs is charged to expense as incurred. Upon retirement or other disposition, the cost of the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. Related to the aircraft, ongoing operating and fixed costs are shared on a proportional use basis subject to a cost‑sharing agreement as the Company’s Executive Chair owns 50%. Such costs were not material during the years ended December 31, 2025, 2024, or 2023.
The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Impairments of property and equipment were not material during the years ended December 31, 2025, 2024, or 2023.
Note 6: Goodwill and Other Intangible Assets
The Company’s intangible assets primarily arise from acquisitions and principally consist of goodwill, acquired software and technology, customer relationships, and trademarks. Finite-lived intangible assets are amortized on a straight‑line basis over their estimated useful lives.
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2023	$2,269,336
Acquisitions	120,214
Foreign currency translation adjustments	(21,538)
Other adjustments	(833)
Balance, December 31, 2024	2,367,179
Acquisitions	69,232
Foreign currency translation adjustments	45,064
Other adjustments	679
Balance, December 31, 2025	$2,482,154
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

In testing for goodwill impairment, the Company may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required and the carrying amount exceeds its fair value, the Company will recognize goodwill impairment in the amount in which the carrying amount of the reporting unit exceeds its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. There was no impairment of goodwill as a result of the Company’s annual impairment assessments conducted for the years ended December 31, 2025, 2024, or 2023.
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

	Remaining Weighted Average Useful Life as of December 31, 2025	December 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	2.3 years	$88,183	$(70,058)	$18,125	$86,578	$(61,671)	$24,907
Customer relationships	5.4 years	332,959	(189,838)	143,121	315,773	(162,175)	153,598
Trademarks	5.8 years	77,764	(45,992)	31,772	74,034	(38,593)	35,441
Non-compete agreements	N/A	—	—	—	350	(337)	13
Total intangible assets		$498,906	$(305,888)	$193,018	$476,735	$(262,776)	$213,959
The aggregate amortization expense for purchased intangible assets with finite lives is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of subscriptions and licenses	$12,890	$12,681	$12,704
Amortization of purchased intangibles	32,768	33,998	38,515
Total amortization expense	$45,658	$46,679	$51,219
Amortization expense for purchased intangible assets with finite lives for the years after December 31, 2025 are estimated as follows:

2026	$43,138
2027	36,075
2028	34,575
2029	31,089
2030	29,371
Thereafter	18,770
$193,018
The Company evaluates intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that useful lives of those assets are no longer appropriate. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There was no impairment of intangible assets subject to amortization for the years ended December 31, 2025, 2024, or 2023.

Note 7: Investments
Investments consist of the following:

	December 31,
	2025	2024
Non-marketable equity investments	$25,298	$23,289
Equity method investments	2,622	2,475
Total investments	$27,920	$25,764
Non-Marketable Equity Investments
The Company invests in privately-held technology development companies in which it does not have a controlling interest or the ability to exercise significant influence. These investments consist of equity securities that do not have readily determinable values and are accounted for using the measurement alternative, recording at cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations.
In March 2023, the Company acquired an equity interest in Worldsensing, a leading global connectivity hardware platform company for infrastructure monitoring, via contribution of its sensemetrics’ Thread connectivity device business (the “Thread business”) and cash. The non‑cash contribution of the Thread business resulted in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2025 and 2024, the Company’s investment balance in Worldsensing was $8,928.
During the years ended December 31, 2025 and 2024, the Company invested a total of $981 and $1,435, respectively. During the year ended December 31, 2023, the Company recognized gains on investments of $2,360, which were recorded in Other income (expense), net in the consolidated statements of operations (see Note 20).
During the second quarter of 2024, the Company acquired a business for $5,000 from Teralytics Holdings AG (“Teralytics”), a global platform company for human mobility analysis. During the fourth quarter of 2024, the Company sold its ownership percentage in Teralytics, which resulted in no gain or loss.
The Company tests its investments for impairment whenever circumstances indicate that the carrying value of these investments may not be recoverable. Impairment of investments were not material during the year ended December 31, 2025 or 2024. During the year ended December 31, 2023, the Company recognized impairment charges of $14,588 to write‑down certain non-marketable equity investments to their fair value primarily as a result of the investees’ decline in operating performance and the overall decline in the venture investment valuation environment. The impairment charges included $11,130 to write‑off the Company’s non-marketable equity investment in Teralytics. The impairment charges were recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2023 (see Note 20).
Equity Method Investments
The Company applies the equity method of accounting for its investment in which it does have the ability to exercise significant influence. Under the equity method, the Company recognizes its initial investment at cost and updates the carrying value of its investment by its proportional share of income or losses from the investment. In addition, the Company decreases the carrying value by any dividends received from the investee. The Company does not otherwise adjust the carrying value to reflect changes to the fair market value of the investment. The Company’s equity method investments in joint ventures are considered related parties.
No investments were made during the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, transactions between the Company and its joint ventures were not material to the Company’s consolidated financial statements.

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of December 31, 2025, the Company’s leases have remaining terms of less than one year to eight years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
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
The components of operating lease cost is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$15,266	$17,890	$20,008
Variable lease cost	4,424	4,681	4,594
Total operating lease cost	$19,690	$22,571	$24,602

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $14,247, $16,927, and $19,199 for the years ended December 31, 2025, 2024, and 2023, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating leases included in operating cash flows	$15,996	$14,345	$17,899
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$9,142	$11,341	$17,015

(1)Right‑of‑use assets obtained in exchange for new operating lease liabilities does not include the impact from acquisitions of $309, $103, and $397 for the years ended December 31, 2025, 2024, and 2023, respectively.

The weighted average remaining lease term for operating leases was 3.8 years and 4.3 years as of December 31, 2025 and 2024, respectively. The weighted average discount rate was 5.4% and 5.2% as of December 31, 2025 and 2024, respectively.
Maturities of operating lease liabilities for the years after December 31, 2025 are as follows:

2026	$15,571
2027	8,964
2028	5,884
2029	4,262
2030	2,289
Thereafter	3,323
Total future lease payments	40,293
Less: Imputed interest	(4,474)
Total operating lease liabilities	$35,819
As of December 31, 2025, the Company had additional minimum operating lease payments of $16,521 for executed leases that have not yet commenced, primarily for office locations.
The Company evaluates the recoverability of right‑of‑use assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If circumstances require an asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset to its carrying value. If the carrying value of the asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Impairments were not material during the years ended December 31, 2025, 2024, or 2023.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	December 31,
	2025	2024
Accrued compensation	$45,776	$47,121
Accrued benefits	45,120	40,762
Other accrued and current liabilities	82,359	81,639
Total accruals and other current liabilities	$173,255	$169,522

Note 10: Long-Term Debt
Long‑term debt consists of the following:

	December 31,
	2025	2024
Credit Facility:
Revolving loan facility due October 2029	$—	$135,315
2026 Notes	677,830	687,830
2027 Notes	575,000	575,000
Unamortized debt issuance costs	(3,918)	(10,057)
Total debt	1,248,912	1,388,088
Less: Current portion of long-term debt	—	—
Long-term debt	$1,248,912	$1,388,088
Credit Facility
On October 18, 2024, the Company entered into the Credit Facility, which provides the Company with a $1,300,000 revolving credit facility, including a $125,000 swingline loan and $125,000 in letters of credit. The Credit Facility also provides the Company with a $500,000 “accordion” feature to increase the facility in the form of both revolving indebtedness and/or incremental term loans. On October 18, 2024, the Company used borrowings under the Credit Facility to repay a portion of the revolving indebtedness outstanding under the amended and restated credit agreement, entered into on December 19, 2017 (the “2017 Credit Facility”) and all of the outstanding senior secured term loan. In connection with the termination of the 2017 Credit Facility and entrance into the Credit Facility, the Company performed an extinguishment versus modification assessment on a lender-by-lender basis resulting in the write-off of an insignificant amount of unamortized debt issuance costs. Additionally, $6,184 of capitalized fees paid to lenders and third parties associated with the Credit Facility were recorded in Prepaid and other current assets or Other assets in the consolidated balance sheets, depending on the short- or long-term nature of such costs. Debt issuance costs are amortized to Interest expense, net, in the consolidated statements of operations through the maturity date.
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
The agreement governing the Credit Facility contains customary affirmative and negative covenants, including restrictions on the Company’s ability to pay dividends, repurchase the Company’s Class B common stock, and make other restricted payments, as well as events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenants defaults, cross-defaults to certain other indebtedness in excess of $100,000, certain events of bankruptcy and insolvency, judgment defaults in excess of $10,000, failure of any security document supporting the Credit Facility to be in full force and effect, and a change of control. The Credit Facility also contains customary financial covenants, including net leverage ratio, net senior secured leverage ratio, and interest coverage ratio.
The Company had $150 of letters of credit outstanding as of December 31, 2025 and 2024 under the Credit Facility. As of December 31, 2025 and 2024, the Company had $1,299,850 and $1,164,535, respectively, available under the Credit Facility.
As of December 31, 2025 and 2024, the Company was in compliance with all covenants in its Credit Facility.
Convertible Senior Notes
2026 Notes
On January 26, 2021, the Company completed a private offering of $690,000 of 0.125% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture, dated as of January 26, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2026 Trustee”) (the “2026 Indenture”). Interest will accrue from January 26, 2021 and will be payable semi‑annually in arrears in cash on January 15 and July 15 of each year, with the first payment due on July 15, 2021. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed, or repurchased.
During the first quarter of 2025, the Company paid $9,797 in cash to repurchase $10,000 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the year ended December 31, 2025. The 2026 Notes were repurchased under the Company’s Repurchase Program authorization (see Note 13).
Prior to October 15, 2025, the 2026 Notes were convertible at the option of the holder pursuant to the terms of the 2026 Indenture. On or after October 15, 2025 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2026 Notes are convertible at the option of the holder at any time.
On October 14, 2025, in accordance with the 2026 Indenture, the Company gave notice to the 2026 Trustee, the Conversion Agent, and the Holders (each as defined in the 2026 Indenture) that the Company elected to change the “Default Settlement Method” (as defined in the 2026 Indenture) for conversions of the 2026 Notes to “Physical Settlement” (as defined in the 2026 Indenture). As a result, all conversions of the 2026 Notes occurring on or after October 15, 2025 will be settled by delivery of shares of the Company’s Class B common stock using Physical Settlement in accordance with the 2026 Indenture. The initial conversion rate is 15.5925 shares of the Company’s Class B common stock per one thousand dollar principal amount of 2026 Notes, which represents an initial conversion price of approximately $64.13 per share, and is subject to adjustment as described in the 2026 Indenture. If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.

Upon a fundamental change (as defined in the 2026 Indenture), holders may, subject to certain exceptions, require the Company to purchase their 2026 Notes in whole or in part for cash at a price equal to the principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the 2026 Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the 2026 Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $44.23 per share or greater than $210.00 per share. The Company will not increase the conversion rate to an amount that exceeds 22.6090 shares per one thousand dollar principal amount of 2026 Notes, subject to adjustment. The 2026 Indenture also contains a customary merger covenant.
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
As of December 31, 2025, none of the conditions of the 2026 Notes to early convert had been met and the Company was in compliance with all affirmative and negative covenants. As of December 31, 2025, the 2026 Notes were classified as long‑term in the consolidated balance sheets as the Company had the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.
The 2026 Notes matured on January 15, 2026. Upon maturity, the Company repaid $678,254, which consisted of the remaining outstanding principal balance and accrued interest on the 2026 Notes using borrowings under the Credit Facility and available cash on hand.
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
The capped call options were entered into in conjunction with the issuance of the 2026 Notes, however, they are legally separate agreements that can be separately exercised, with the receipt of shares under the capped call options having no effect on the 2026 Notes, and are legally detachable. As the capped call options are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped call options separately from the 2026 Notes. The capped call options are indexed to the Company’s own common stock and classified in Bentley Systems stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to Additional paid-in capital in the consolidated balance sheets as of December 31, 2021. These capped call options expired on January 15, 2026.

2027 Notes
On June 28, 2021, the Company completed a private offering of $575,000 of 0.375% convertible senior notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated as of June 28, 2021, between the Company and Wilmington Trust, National Association, as trustee (the “2027 Trustee”) (the “2027 Indenture”). Interest will accrue from June 28, 2021 and will be payable semi‑annually in arrears in cash on January 1 and July 1 of each year, with the first payment due on January 1, 2022. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed, or repurchased.
Prior to April 1, 2027, the 2027 Notes will be convertible at the option of the holder only under the following circumstances: (1) during any calendar quarter (and only during such quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price per share of the Company’s Class B common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per one thousand dollar principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class B common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s Class B common stock, as described in the 2027 Indenture; and (4) if the Company calls the 2027 Notes for redemption. On or after April 1, 2027 until 5:00 p.m., New York City time, on the second scheduled trading day immediately before the maturity date, the 2027 Notes will be convertible at the option of the holder at any time.
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Class B common stock, or a combination of cash and shares of the Company’s Class B common stock, at the Company’s election, based on the applicable conversion rate. The initial conversion rate is 12.0153 shares of the Company’s Class B common stock per one thousand dollar principal amount of 2027 Notes, which represents an initial conversion price of approximately $83.23 per share, and is subject to adjustment as described in the 2027 Indenture. If a “make-whole fundamental change” (as defined in the 2027 Indenture) occurs, then the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
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
Upon a fundamental change (as defined in the 2027 Indenture), holders may, subject to certain exceptions, require the Company to purchase their 2027 Notes in whole or in part for cash at a price equal to the principal amount of the 2027 Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the 2027 Indenture). In addition, upon a Make‑Whole Fundamental Change (as defined in the 2027 Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2027 Notes in connection with such Make‑Whole Fundamental Change. No adjustment to the conversion rate will be made if the stock price in such Make‑Whole Fundamental Change is either less than $61.65 per share or greater than $325.00 per share. The Company will not increase the conversion rate to an amount that exceeds 16.2206 shares per one thousand dollar principal amount of 2027 Notes, subject to adjustment. The 2027 Indenture also contains a customary merger covenant.

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
As of December 31, 2025, none of the conditions of the 2027 Notes to early convert had been met.
The 2027 Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes, rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated (including the Company’s 2026 Notes), effectively subordinated to the Company’s existing and future secured indebtedness (including obligations under the Company’s senior secured Credit Facility), to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The 2027 Notes contain both affirmative and negative covenants. As of December 31, 2025 and 2024, the Company was in compliance with all covenants in the 2027 Notes.
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

Effective on April 2, 2020, the Company entered into an interest rate swap with a notional amount of $200,000 and a ten‑year term to reduce the interest rate risk associated with a portion of the Company’s floating rate debt. Under the terms of the interest rate swap, the Company will pay a fixed interest rate of 72.9 bps, and will receive a floating interest rate equal to daily SOFR plus an ARRC spread adjustment of 11.448 bps. The interest rate swap is not designated as a hedging instrument for accounting purposes. The Company accounts for the interest rate swap as either an asset or a liability on the consolidated balance sheets and carries the derivative at fair value (see Note 17). Gain (loss) from the change in fair value and payments related to the interest rate swap are recognized in Other income (expense), net in the consolidated statements of operations (see Note 20). The bank counterparty to the derivative potentially exposes the Company to credit-related losses in the event of nonperformance. To mitigate that risk, the Company only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. The Company monitors counterparty risk on at least a quarterly basis and adjusts its exposure as necessary. The Company does not enter into derivative instrument transactions for trading or speculative purposes.
Interest Expense, Net
Interest expense, net consists of the following:

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$(7,581)	$(16,967)	$(34,973)
Amortization of deferred debt issuance costs	(7,575)	(7,338)	(7,291)
Other interest (expense) income	(166)	(469)	933
Interest income	2,887	2,730	1,538
Interest expense, net	$(12,435)	$(22,044)	$(39,793)
The weighted average interest rate on credit facility borrowings were 6.17%, 7.22%, and 7.13% for the years ended December 31, 2025, 2024, and 2023, respectively.
Scheduled maturities of long‑term debt for the years after December 31, 2025 are as follows:

2026	$677,830
2027	575,000
Total scheduled maturities of long-term debt	$1,252,830
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
On November 2, 2022, the Committee approved an amendment to the Bonus Plan such that with respect to fiscal year 2022, one‑third of the Company’s Chief Investment Officer’s allocated percentage interest will be multiplied by a coefficient derived from the performance of the Company’s BSY Investments group (the Company’s executive team focused on portfolio development, mergers and acquisitions, venture capital investing, digital integrator business activities, and various incubating and accelerating business activities). This coefficient is generally determined by calculating the annual increase (or decrease) in value of the BSY Investments portfolio, taking into account applicable fees and an annual hurdle rate, in all cases, as approved by the Company’s non‑employee directors. The Company’s Chief Investment Officer retired effective March 31, 2023 and received one Bonus Plan payout during 2023 in respect to the 2022 fiscal year under the amended allocated percentage interest.
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
For the years ended December 31, 2025, 2024, and 2023, the incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under this plan (net of all applicable holdbacks) was $9,019, $16,337, and $21,463, respectively.
Career Stock Program
In June 2024, the Committee established an equity-based incentive program to compensate a limited set of executives (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the 2020 Plan. Under the Career Stock Program, the Committee may from time to time grant RSU awards to program participants, the amount of which is to be determined based upon the Company’s AOI less SBC growth in the year preceding the date of grant (the “Performance Year”) as a percentage of the difference between realized AOI less SBC growth during the Performance Year and an inflation-adjusted target growth level for such Performance Year. Any such awards, if made, would thereafter cliff vest five years following the end of the Performance Year and would otherwise be subject to the terms and conditions of the 2020 Plan.
During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of December 31, 2025, there was $964 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.0 years.

Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s DCP, certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of December 31, 2025, shares of Class B common stock available for future issuance under the DCP were 4,615,798.
For the years ended December 31, 2025, 2024, and 2023, DCP elective participant deferrals were $0, $188, and $1,765, respectively. No discretionary contributions were made to the DCP during the years ended December 31, 2025, 2024, or 2023. As of December 31, 2025 and 2024, phantom shares of the Company’s Class B common stock issuable by the DCP were 10,805,223 and 12,728,808, respectively.
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
Deferred compensation plan expense was $14,409, $12,382, and $13,580 for the years ended December 31, 2025, 2024, and 2023, respectively.
The total liabilities related to the DCP are included in the consolidated balance sheets as follows:

	December 31,
	2025	2024
Accruals and other current liabilities	$4,294	$3,798
Deferred compensation plan liabilities	106,831	96,684
Total DCP liabilities	$111,125	$100,482
Other Plans
The Company maintains a qualified 401(k) profit‑sharing plan (the “401(k) Plan”) for the benefit of U.S.‑based full‑time colleagues. The Company matches 50%, up to a maximum of 6% of qualified cash compensation for each eligible participating colleague. The Company’s matching contributions to the 401(k) Plan were $6,022, $5,472, and $5,260, for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company also maintains various retirement benefit plans (primarily defined contribution plans) for colleagues of its international subsidiaries. The Company’s contributions to these plans were $14,928, $13,531, and $13,208, for the years ended December 31, 2025, 2024, and 2023, respectively.

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
BSY Stock Repurchase Program
In May 2022, the Company announced that its Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock through June 30, 2024. In December 2022, the Company’s Board of Directors amended the Repurchase Program to allow the Company also to repurchase its outstanding convertible senior notes. This additional authorization did not increase the overall dollar limit of the Repurchase Program. The Company’s authorization under the Repurchase Program approved in May 2022 expired on June 30, 2024. In March 2024, the Company’s Board of Directors approved an extension to the Repurchase Program authorizing the Company to repurchase up to $200,000 of the Company’s Class B common stock and/or outstanding convertible senior notes from June 30, 2024 through June 30, 2026. In November 2025, the Company’s Board of Directors approved an extension to the Repurchase Program authorizing the Company to repurchase up to $500,000 of the Company’s Class B common stock and/or outstanding convertible senior notes from November 21, 2025 through December 31, 2028. This updated authorization supersedes the Company’s prior authorization, which was set to expire on June 30, 2026. As of December 31, 2025, $481,558 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.

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
During the year ended December 31, 2025, the Company repurchased 2,887,224 shares for $125,057, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program. During the year ended December 31, 2024, the Company repurchased 1,292,733 shares for $64,359 under the Repurchase Program. The Company did not make repurchases under the Repurchase Program during the year ended December 31, 2023.
Common Stock Issuances, Sales, and Repurchases
During the year ended December 31, 2025, the Company issued 1,657,737 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 335,295 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $14,396. During the year ended December 31, 2024, the Company issued 4,707,845 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued 3,410,006 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 935,939 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $38,456.
During the year ended December 31, 2025, the Company issued 83,791 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 47,405 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,371. During the year ended December 31, 2024, the Company issued 282,340 shares of Class B common stock in connection with the Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued 247,867 shares of Class B common stock in connection with the Bonus Plan incentive compensation, net of 135,314 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $5,756.
During the year ended December 31, 2024, the Company issued 844,283 shares of Class B common stock to colleagues who exercised their stock options, net of 67,146 shares withheld at exercise to pay for the cost of the stock options, as well as for $2,195 of applicable income tax withholdings. The Company received $4,007 in cash proceeds from the exercise of stock options. The total intrinsic value of stock options exercised for the year ended December 31, 2024 was $40,775.
During the year ended December 31, 2023, the Company issued 2,621,959 shares of Class B common stock to colleagues who exercised their stock options, net of 238,627 shares withheld at exercise to pay for the cost of the stock options, as well as for $6,581 of applicable income tax withholdings. The Company received $11,715 in cash proceeds from the exercise of stock options. The total intrinsic value of stock options exercised for the year ended December 31, 2023 was $112,025.

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
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2025:
Fourth quarter	$0.07	$21,207
Third quarter	0.07	21,263
Second quarter	0.07	21,295
First quarter	0.07	21,198
Total	$0.28	$84,963
2024:
Fourth quarter	$0.06	$18,130
Third quarter	0.06	18,134
Second quarter	0.06	17,980
First quarter	0.06	17,871
Total	$0.24	$72,115
2023:
Fourth quarter	$0.05	$14,764
Third quarter	0.05	14,768
Second quarter	0.05	14,702
First quarter	0.05	14,522
Total	$0.20	$58,756
In February 2026, the Board of Directors approved cash dividends of $0.07 per share payable on March 19, 2026 to all stockholders of record of Class A and Class B common stock as of the close of business on March 10, 2026.
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

During the year ended December 31, 2025, colleagues who elected to participate in the ESPP purchased a total of 280,767 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,534. Of the total 291,251 shares purchased, 10,484 shares were sold back to the Company to pay for applicable income tax withholdings of $539. During the year ended December 31, 2024, colleagues who elected to participate in the ESPP purchased a total of 253,578 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,228. Of the total 260,437 shares purchased, 6,859 shares were sold back to the Company to pay for applicable income tax withholdings of $348. During the year ended December 31, 2023, colleagues who elected to participate in the ESPP purchased a total of 315,840 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $9,988. Of the total 333,324 shares purchased, 17,484 shares were sold back to the Company to pay for applicable income tax withholdings of $845. As of December 31, 2025 and 2024, $6,173 and $5,577 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of December 31, 2025, shares of Class B common stock available for future issuance under the ESPP were 23,737,693.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2022	$(89,408)	$(332)	$(89,740)
Other comprehensive income, before taxes	4,774	68	4,842
Tax expense	—	(89)	(89)
Other comprehensive income (loss), net of taxes	4,774	(21)	4,753
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, December 31, 2023	(84,634)	(353)	(84,987)
Other comprehensive (loss) income, before taxes	(19,308)	220	(19,088)
Tax expense	—	(45)	(45)
Other comprehensive (loss) income, net of taxes	(19,308)	175	(19,133)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(42)	—	(42)
Balance, December 31, 2024	(103,900)	(178)	(104,078)
Other comprehensive income, before taxes	29,360	279	29,639
Tax expense	—	(106)	(106)
Other comprehensive income, net of taxes	29,360	173	29,533
Less: Other comprehensive income (loss) attributable to noncontrolling interest	13	—	13
Balance, December 31, 2025	$(74,553)	$(5)	$(74,558)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Restricted stock and RSUs expense	$62,222	$58,921	$54,606
Bonus Plan expense (see Note 11)	6,823	12,344	14,801
ESPP expense (see Note 13)	2,931	2,426	2,407
Stock grants expense	600	600	600
Stock option expense	—	—	343
DCP elective participant deferrals expense (1) (see Note 12)	—	126	215
Total stock-based compensation expense (2)	$72,576	$74,417	$72,972

(1)DCP elective participant deferrals expense excludes deferred incentive bonus payable pursuant to the Bonus Plan.
(2)As of December 31, 2025 and 2024, $1,814 and $1,556 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of subscriptions and licenses	$3,882	$1,506	$4,444
Cost of services	2,252	3,142	3,196
Research and development	22,345	20,862	19,380
Selling and marketing	15,954	12,972	11,565
General and administrative	28,143	35,935	34,387
Total stock-based compensation expense	$72,576	$74,417	$72,972
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of December 31, 2025, equity awards available for future grants under the 2020 Plan were 18,476,290.

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
The following is a summary of unvested RSUs activity and related information:

						Time-	Performance-
						Based	Based
						Weighted	Weighted
						Average	Average
		Time-		Performance-		Grant Date	Grant Date
	Total	Based		Based		Fair Value	Fair Value
	RSUs	RSUs		RSUs		Per Share	Per Share
Unvested, December 31, 2024	3,417,009	3,067,703	(1)	349,306	(2)	$45.45	$44.83
Granted	1,778,953	1,560,631		218,322	(3)	$40.90	$40.62
Vested	(1,563,419)	(1,248,515)		(314,904)		$43.99	$43.84
Forfeited and canceled	(223,934)	(216,048)		(7,886)		$42.87	$52.53
Unvested, December 31, 2025	3,408,609	3,163,771	(4)	244,838		$43.96	$42.10

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
(4)Includes 36,124 RSUs which are expected to be settled in cash.
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

In 2016, the Company granted RSUs subject to performance‑based vesting as determined by the achievement of certain business growth targets. Certain colleagues elected to defer delivery of such shares upon vesting. During the years ended December 31, 2025, 2024, and 2023, 1,577, 1,569, and 1,562 shares, respectively, were delivered to colleagues, and 32, 32, and 36 additional shares, respectively, were earned as a result of dividends. As of December 31, 2025, 2024, and 2023, 4,755, 6,300, and 7,837 shares, respectively, of these vested and deferred RSUs remained outstanding.
The weighted average grant date fair values of RSUs granted were $40.87, $50.36, and $42.29 for the years ended December 31, 2025, 2024, and 2023, respectively.
During the years ended December 31, 2025, 2024, and 2023, restricted stock and RSUs were issued net of 330,161, 197,328, and 161,841 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $14,881, $9,966, and $7,299, respectively.
As of December 31, 2025, there was $97,229 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.8 years. As of December 31, 2025, there was $747 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.0 year.
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
During the years ended December 31, 2025, 2024, and 2023, the Company granted 12,591, 11,391, and 12,639 fully vested shares of Class B common stock, respectively, with a fair value of $600, $600, and $600, respectively.
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
Note 16: Income Taxes
The components of Income before income taxes consist of the following:

	Year Ended December 31,
	2025	2024	2023
Domestic	$160,489	$118,624	$16,652
Foreign	190,244	174,431	166,875
Income before income taxes	$350,733	$293,055	$183,527

The (Provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(4,940)	$(7,194)	$(12,899)
State	(1,831)	(2,674)	(2,567)
Foreign	(41,873)	(36,287)	(40,171)
	(48,644)	(46,155)	(55,637)
Deferred:
Federal	(18,940)	(7,627)	134,516
State	(5,399)	(4,057)	29,514
Foreign	6	(887)	34,848
	(24,333)	(12,571)	198,878
(Provision) benefit for income taxes	$(72,977)	$(58,726)	$143,241
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate after the adoption of ASU 2023‑09 (see Note 2) is as follows:

	Year Ended December 31, 2025
	$	%
U.S. federal statutory income tax rate	$73,654	21.0%
U.S. federal:
Nontaxable or nondeductible items:
Stock-based compensation	(18,673)	(5.3)
Nondeductible officer compensation	14,151	4.0
Other	324	0.1
Tax credits	(4,958)	(1.4)
Other adjustments	(958)	(0.3)
State and local income tax, net of U.S. federal income tax effect (1)	5,712	1.6
Foreign tax effects:
Ireland:
Foreign tax rate differential	(11,516)	(3.3)
Other	(1,029)	(0.3)
Other foreign jurisdictions	16,270	4.7
Effective tax rate	$72,977	20.8%

(1)New York state and city, California, Oregon, and Pennsylvania represent the majority of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate prior to the adoption of ASU 2023‑09 (see Note 2) is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income tax, net of U.S. federal income tax effect	2.1	(0.3)
Stock-based compensation	(16.0)	(22.9)
Nondeductible officer compensation	14.1	14.9
Tax credits	(3.0)	(5.8)
Withholding taxes	3.4	4.9
Foreign tax rate differential	(3.3)	(3.0)
U.S. net tax on foreign earnings	0.5	4.2
Tax impact of internal legal entity restructuring	—	(93.1)
Other	1.2	2.1
Effective tax rate	20.0%	(78.0%)
For the year ended December 31, 2025, the effective tax rate was higher as compared to the year ended December 31, 2024 primarily due to the decrease in tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, recognized in the current year. For the year ended December 31, 2024, the effective tax rate was higher as compared to the year ended December 31, 2023 primarily due to the tax benefit recognized as a result of the internal legal entity restructuring during the fourth quarter of 2023 described below, as well as a decrease in tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, partially offset by the decrease in the adverse effective tax rate impact of the net tax on foreign earnings. The decrease in net tax on foreign earnings is primarily related to increased foreign creditable taxes available to reduce the net impact of the U.S. Global Intangible Low-Taxed Income (“GILTI”) inclusion.
On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA includes the permanent extension of certain expiring provisions of the JOBS Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates. The OBBBA had a favorable impact on the Company’s cash paid for income taxes in 2025, primarily attributable to the change in restoring immediate U.S. tax deductions for domestic research and development expenses. The OBBBA did not have a material impact on the effective tax rate for the year ended December 31, 2025.
During the fourth quarter of 2023, the Company recognized a net income tax benefit of $170,784 attributable to internal legal entity restructuring and related intra-entity transactions as part of its continuing efforts to align intellectual property ownership with the Company’s business operating model. These transactions resulted in the recognition of deferred tax benefits arising from the net increase in deferred tax assets related to intangibles and goodwill of $171,622. As of December 31, 2023, the deferred tax assets represented the undiscounted future anticipated cash tax impacts of basis differences, which were expected to be realized through tax amortization over the next 13 years, beginning in 2024. The benefit of the internal legal entity restructuring was partially offset by an increase in the effective tax rate impact of the GILTI inclusion due to the mandatory capitalization of research and development expenses for U.S. tax purposes and a decrease in tax benefits related to stock‑based compensation, net of the impact from officer compensation limitation provisions, recognized during the year ended December 31, 2023.
The Company has elected the “period cost method” and treats taxes due on future U.S. inclusions in taxable income related to Net Controlled Foreign Corporation Tested Income, formerly known as GILTI, as a current‑period expense when incurred.

Cash paid for income taxes, net of refunds, after the adoption of ASU 2023‑09 (see Note 2) was as follows:

Year Ended
December 31,
2025
U.S. federal	$10,495
U.S. state and local	4,402
Foreign:
Ireland	22,544
India	4,486
Brazil	2,608
All other foreign	7,042
Cash paid for income taxes, net of refunds (1)	$51,577

(1)Cash paid for income taxes, net of refunds, excludes $7,518 of third‑party withholding taxes.
The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2025	2024
Deferred tax assets:
Accrued compensation	$31,072	$32,875
Tax loss and credit carryforwards	18,775	19,679
Intangible assets including goodwill	118,038	142,293
Convertible debt	4,014	5,281
Lease liabilities	5,451	5,810
Other accruals not currently deductible	1,091	1,294
Allowance for doubtful accounts	787	1,048
Deferred revenues	3,273	1,899
Other	2,197	581
Total deferred tax assets	184,698	210,760
Less: Valuation allowance	(6,411)	(4,474)
Net deferred tax assets	178,287	206,286
Deferred tax liabilities:
Operating lease right-of-use assets	(4,314)	(4,607)
Prepaid expenses	(1,132)	(714)
Unrealized gains and losses	(4,088)	(8,522)
Property and equipment	(2,753)	(2,769)
Total deferred tax liabilities	(12,287)	(16,612)
Net deferred tax assets (liabilities)	$166,000	$189,674
The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of NOL carryforwards, credit carryforwards, and temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, using enacted tax rates in effect for the year in which the items are expected to reverse.

The Company had deferred tax assets for tax credits and NOLs, net of unrecognized tax positions, primarily related to:

Jurisdiction:	December 31, 2025	Begin to Expire
U.S. Federal NOL	$4,463	2034
U.S. Federal research and development credits	$60	2039
U.S. Federal foreign tax credits	$254	2028
U.S. State NOL	$1,473	2026
U.S. State research and development credits	$1,237	2029
U.K. NOL	$2,814	Indefinite
U.K. research and development credits	$340	Indefinite
Canadian research and development credit	$1,274	2030
As of December 31, 2025 and 2024, the Company has a valuation allowance recorded against net deferred tax assets related to NOLs and tax attributes in certain jurisdictions of $6,411 and $4,474, respectively. During the year ended December 31, 2025, the Company increased the valuation allowance by $1,937, which was primarily related to taxable losses in various foreign jurisdictions. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.
The Company has provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. No additional provision has been made for U.S. and non‑U.S. income taxes on the undistributed earnings of subsidiaries that are expected to be indefinitely reinvested. A liability could arise if the Company’s intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
The following is a reconciliation of the changes in gross unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$—	$466	$910
Increases for tax positions of prior years	—	—	12
Decreases for tax positions of prior years	—	(26)	(9)
Increases for tax positions related to the current year	—	—	—
Decreases relating to settlements with taxing authorities	—	(382)	—
Reductions as a result of lapse of the statute of limitations	—	(58)	(447)
Gross unrecognized tax benefits, end of year	$—	$—	$466
As of December 31, 2025, 2024, and 2023, the Company had total unrecognized tax benefits including interest and penalties of $0, $0, and $557, respectively, of which $0, $0, and $554, respectively, would impact the Company’s effective tax rate if recognized. Interest expense and penalties related to unrecognized tax benefits included in the (Provision) benefit for income taxes were $0, $91, $194 for the years ended December 31, 2025, 2024, and 2023, respectively. The cumulative accrued interest and penalties related to unrecognized tax benefits were $0, $0, and $91 as of December 31, 2025, 2024, and 2023, respectively.

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
The Company is currently under audit in the U.K. for years 2018 through 2023, in Ireland for year 2023, and in Canada for years 2019 through 2024. In addition, the Company is under audit in various other foreign taxing jurisdictions that are not material to the consolidated financial statements. The Company’s U.S. consolidated federal income tax returns for years 2022 through 2025 may be subject to examination by the Internal Revenue Service. The Company also may be subject to examination by other significant jurisdictions, including the Inland Revenue Department for New Zealand Tax purposes for years 2020 through 2025.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”). The OECD has continued to issue administrative guidance and interpretations regarding the Pillar 2 rules. A number of E.U. and G20 member nations, including locations where the Company currently has operations, are at various stages in the process of enacting tax legislation to incorporate aspects of the Pillar 2 rules. For countries that have adopted the model rules, certain aspects of the Pillar 2 rules became effective in 2024 and 2025, while other aspects are expected to become effective in 2026 and beyond. Due to the uncertainty regarding which countries will enact Pillar 2 legislation and in what form the legislation will be adopted, as well as uncertainty regarding the timing of individual country legislative action and the underlying complexity of the rules, the Company is still assessing the impact, if any, of the Pillar 2 legislation. Pillar 2 legislation did not have a material impact on the (Provision) benefit for income taxes in the consolidated statements for the years ended December 31, 2025 or 2024.
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
Current Assets and Current Liabilities — In general, the carrying amounts reported on the consolidated balance sheets for current assets and current liabilities approximate their fair values due to the short‑term nature of those instruments.
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of December 31, 2025 and 2024:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-Term Debt — The fair value of the Company’s borrowings under the Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of December 31, 2025, the estimated fair value of the 2026 Notes and 2027 Notes was $676,542 and $543,059, respectively. As of December 31, 2024, the estimated fair value of the 2026 Notes and 2027 Notes was $671,123 and $519,271, respectively. The estimated fair value of the 2026 Notes and 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

December 31, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$17,838	$—	$17,838
Interest rate swap (2)	—	21,934	21,934
Total assets	$17,838	$21,934	$39,772
Liabilities:
Deferred compensation plan liabilities (3)	$111,125	$—	$111,125
Cash-settled equity awards (4)	361	—	361
Total liabilities	$111,486	$—	$111,486

December 31, 2024	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,648	$—	$5,648
Interest rate swap (2)	—	32,172	32,172
Total assets	$5,648	$32,172	$37,820
Liabilities:
Deferred compensation plan liabilities (3)	$100,482	$—	$100,482
Cash-settled equity awards (4)	440	—	440
Total liabilities	$100,922	$—	$100,922

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $4,294 and $3,798 as of December 31, 2025 and 2024, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.
Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the years ended December 31, 2025 and 2024, the Company entered into approximately $7,900 and $45,500, respectively, of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software and for internal‑use software costs. As of December 31, 2025, total non‑cancelable future cash purchase commitments were approximately $53,700, of which the Company expects approximately $17,600 to be paid over the next 12 months and approximately $36,100 to be paid through September 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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
The presentation of Net income is included in the consolidated statements of operations. AOI less SBC is a non‑GAAP financial measure and is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑settled retention incentives provided to key employees of acquired companies), and realignment expenses (income), for the respective periods.
Reconciliation of operating income to AOI less SBC:

	Year Ended December 31,
	2025	2024	2023
Operating income	$362,621	$302,150	$230,542
Amortization of purchased intangibles (see Note 6)	45,658	46,679	51,219
Deferred compensation plan	14,409	12,382	13,580
Acquisition expenses (1)	7,229	10,222	17,866
Realignment expenses (2)	—	789	11,470
AOI less SBC	$429,917	$372,222	$324,677

Further explanation of certain of the Company’s adjustments in arriving at AOI less SBC are as follows:
(1)Acquisition expenses. The Company incurs expenses for professional services rendered in connection with business combinations, which are recorded in General and administrative in the consolidated statements of operations. Also included in the Company’s acquisition expenses are cash‑settled retention incentives provided to key employees of the acquired companies.
(2)Realignment expenses. During the fourth quarter of 2023, the Company approved the 2023 Program. For the years ended December 31, 2024 and 2023, the Company recognized realignment costs related to the aforementioned program of $847 and $12,579, respectively, which represent termination benefits for colleagues whose roles were impacted (see Note 21). For the year ended December 31, 2023, realignment expenses were partially offset by income associated with the continued wind down of the Company’s Russian entities following our exit from operations beginning in the second quarter of 2022.
“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment and optimization of the Company’s colleagues, and third‑party personnel expenses and related overhead. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $851,674, $787,248, and $748,772 for the years ended December 31, 2025, 2024, and 2023, respectively, are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations .

Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $372,311, $331,414, and $152,854 for the years ended December 31, 2025, 2024, or 2023, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s AOI less SBC measure of profit or loss for segment reporting purposes, other segment items were $226,234, $202,994, and $179,246 for the years ended December 31, 2025, 2024, and 2023, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Within the reconciliation of AOI less SBC, cash‑settled retention incentives provided to key employees of acquired companies included as a component of acquisition expenses and costs associated with the 2023 Program included as a component of realignment expenses totaling $6,046, $9,369, and $24,282 for the years ended December 31, 2025, 2024, and 2023, respectively, are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	December 31,
	2025	2024
Americas (1)	$213,352	$230,964
EMEA	31,684	32,712
APAC	15,154	16,384
Total long-lived assets	$260,190	$280,060

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).
Note 20: Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2025	2024	2023
(Loss) gain from:
Change in fair value of interest rate swap (see Note 17)	$(10,238)	$10	$(5,038)
Foreign exchange (1)	2,578	939	2,497
Receipts related to interest rate swap	7,390	9,309	8,803
Other income (expense), net (2)	817	2,691	(13,484)
Total other income (expense), net	$547	$12,949	$(7,222)

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other income (expense), net for the year ended December 31, 2023 includes non-marketable equity investment impairment and other charges of $(16,988), partially offset by gains on non-marketable equity investments of $2,360 (see Note 7).

Note 21: Realignment Costs
During the fourth quarter of 2023, the Company approved a strategic realignment program to better serve the Company’s accounts and to better align resources with the strategy of the business, including reinvestment in go-to-market functions, as well as in AI in product development. For the years ended December 31, 2024 and 2023, the Company incurred realignment costs related to the aforementioned program of $847 and $12,579, respectively, which represent termination benefits for colleagues whose roles were impacted. The 2023 Program activities, including payments of termination benefits, were completed as of December 31, 2024.
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
The Company issues certain performance-based RSUs determined to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for common shares. As of December 31, 2025, 2024, and 2023, there were 207,829, 349,306, and 365,641 participating securities outstanding, respectively.

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
The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Bentley Systems	$277,861	$234,787	$326,787
Less: Net income attributable to Bentley Systems allocated to participating securities	(58)	(84)	(74)
Basic net income attributable to Bentley Systems stockholders	277,803	234,703	326,713
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	6,720	6,880	6,874
Diluted net income attributable to Bentley Systems stockholders	$284,523	$241,583	$333,587

Denominator:
Basic weighted average shares	314,690,707	314,886,615	312,358,823
Dilutive effect of stock options, restricted stock, and RSUs	807,288	1,185,014	2,435,456
Dilutive effect of ESPP	85,637	68,752	75,568
Dilutive effect of assumed conversion of convertible senior notes	17,505,581	17,633,786	17,633,786
Diluted weighted average shares	333,089,213	333,774,167	332,503,633

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.88	$0.75	$1.05
Diluted	$0.85	$0.72	$1.00
For the year ended December 31, 2025, 139,424 RSUs were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders as including them would have an anti‑dilutive effect. There were no anti‑dilutive securities for the years ended December 31, 2024 or 2023.
The Company repaid the 2026 Notes at maturity on January 15, 2026, and no shares of the Company’s Class B common stock were issued upon settlement. Subsequent to repayment, the 2026 Notes no longer represent potential common shares and, as a result, approximately 10 million shares will be excluded from the calculation of diluted weighted average shares.