Form 10-Q
period 2026-03-31
BENTLEY SYSTEMS INC
filed 2026-05-07
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the registrant had 11,515,127 shares of Class A and 292,281,547 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three months ended March 31, 2026. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$105,159	$123,278
Accounts receivable	344,098	350,299
Allowance for credit losses	(8,081)	(7,609)
Prepaid income taxes	16,770	19,805
Prepaid and other current assets	60,283	53,260
Total current assets	518,229	539,033
Property and equipment, net	36,791	36,031
Operating lease right-of-use assets	45,717	31,141
Intangible assets, net	180,719	193,018
Goodwill	2,474,746	2,482,154
Investments	27,878	27,920
Deferred income taxes	163,011	170,368
Other assets	76,624	75,502
Total assets	$3,523,715	$3,555,167
Liabilities and Equity
Current liabilities:
Accounts payable	$21,269	$26,952
Accruals and other current liabilities	170,655	173,255
Cloud Services Subscription deposits	525,718	463,312
Deferred revenues	265,981	278,244
Operating lease liabilities	13,312	13,669
Income taxes payable	9,931	4,778
Current portion of long-term debt	—	—
Total current liabilities	1,006,866	960,210
Long-term debt	1,115,269	1,248,912
Deferred compensation plan liabilities	105,209	106,831
Long-term operating lease liabilities	36,982	22,150
Deferred revenues	18,438	18,410
Deferred income taxes	4,657	4,368
Other liabilities	10,406	4,794
Total liabilities	2,297,827	2,365,675
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,515,127 and 11,537,627 shares as of March 31, 2026 and December 31, 2025, respectively	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 292,089,556 and 290,817,470 shares as of March 31, 2026 and December 31, 2025, respectively	2,921	2,909
Additional paid-in capital	1,325,977	1,301,205
Accumulated other comprehensive loss	(80,727)	(74,558)
Accumulated deficit	(22,439)	(40,258)
Total Bentley Systems stockholders’ equity	1,225,847	1,189,413
Noncontrolling interest	41	79
Total equity	1,225,888	1,189,492
Total liabilities and equity	$3,523,715	$3,555,167

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Subscriptions	$392,484	$342,318
Perpetual licenses	9,057	10,792
Subscriptions and licenses	401,541	353,110
Services	22,640	17,432
Total revenues	424,181	370,542
Cost of revenues:
Cost of subscriptions and licenses	53,098	46,498
Cost of services	20,676	19,161
Total cost of revenues	73,774	65,659
Gross profit	350,407	304,883
Operating expense (income):
Research and development	83,005	72,450
Selling and marketing	75,272	63,059
General and administrative	58,509	47,228
Deferred compensation plan	(1,074)	(1,246)
Amortization of purchased intangibles	8,435	8,208
Total operating expenses	224,147	189,699
Income from operations	126,260	115,184
Interest expense, net	(8,200)	(3,808)
Other income, net	497	449
Income before income taxes	118,557	111,825
Provision for income taxes	(23,155)	(20,488)
Equity in net (losses) income of investees, net of tax	(53)	1
Net income	95,349	91,338
Less: Net income (loss) attributable to noncontrolling interest	(37)	(30)
Net income attributable to Bentley Systems	$95,386	$91,368

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.31	$0.29
Diluted	$0.30	$0.28
Weighted average shares:
Basic	312,593,358	315,130,071
Diluted	321,836,470	333,441,006

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$95,349	$91,338
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(4,680)	6,472
Actuarial (loss) gain on retirement plan, net of tax effect of $501 and $(8), respectively	(1,490)	27
Total other comprehensive (loss) income, net of taxes	(6,170)	6,499
Comprehensive income	89,179	97,837
Less: Net income (loss) attributable to noncontrolling interest	(37)	(30)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(1)	4
Comprehensive income attributable to Bentley Systems	$89,217	$97,863

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2026
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2025	302,355,097	$3,024	$1,301,205	$(74,558)	$(40,258)	$1,189,413	$79	$1,189,492
Net income (loss)	—	—	—	—	95,386	95,386	(37)	95,349
Other comprehensive loss	—	—	—	(6,169)	—	(6,169)	(1)	(6,170)
Dividends declared	—	—	—	—	(21,225)	(21,225)	—	(21,225)
Shares issued in connection with deferred compensation plan, net	1,274,538	13	(13)	—	(9,284)	(9,284)	—	(9,284)
Shares issued in connection with executive bonus plan, net	20,684	—	1,428	—	(624)	804	—	804
Shares issued in connection with employee stock purchase plan, net	164,906	1	5,499	—	(178)	5,322	—	5,322
Stock-based compensation expense	—	—	17,866	—	—	17,866	—	17,866
Shares related to restricted stock, net	827,306	8	(8)	—	(6,245)	(6,245)	—	(6,245)
Repurchases of Class B common stock under approved program	(1,037,848)	(10)	—	—	(40,011)	(40,021)	—	(40,021)
Balance, March 31, 2026	303,604,683	$3,036	$1,325,977	$(80,727)	$(22,439)	$1,225,847	$41	$1,225,888

	Three Months Ended March 31, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120
Net income (loss)	—	—	—	—	91,368	91,368	(30)	91,338
Other comprehensive income	—	—	—	6,495	—	6,495	4	6,499
Dividends declared	—	—	—	—	(21,198)	(21,198)	—	(21,198)
Shares issued in connection with deferred compensation plan	689,203	7	(7)	—	—	—	—	—
Shares issued in connection with executive bonus plan	22,818	—	1,062	—	—	1,062	—	1,062
Shares issued in connection with employee stock purchase plan, net	130,212	1	5,311	—	(169)	5,143	—	5,143
Stock-based compensation expense	—	—	15,473	—	—	15,473	—	15,473
Shares related to restricted stock, net	764,141	8	(8)	—	(11,734)	(11,734)	—	(11,734)
Repurchases of Class B common stock under approved program	(673,898)	(7)	—	—	(30,007)	(30,014)	—	(30,014)
Balance, March 31, 2025	302,909,806	$3,029	$1,239,817	$(97,583)	$(47,681)	$1,097,582	$107	$1,097,689

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$95,349	$91,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,141	15,640
Deferred income taxes	8,207	(1,216)
Stock-based compensation expense	20,192	17,402
Deferred compensation plan	(1,074)	(1,246)
Amortization of deferred debt issuance costs	1,135	1,894
Change in fair value of derivative	(76)	4,372
Foreign currency remeasurement loss (gain)	180	(25)
Other	665	175
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	4,886	14,346
Prepaid and other assets	(5,251)	2,942
Accounts payable, accruals, and other liabilities	(11,056)	(8,356)
Cloud Services Subscription deposits	65,852	74,489
Deferred revenues	(9,994)	(6,538)
Income taxes payable, net of prepaid income taxes	8,252	14,198
Net cash provided by operating activities	193,408	219,415
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(5,551)	(3,044)
Net cash used in investing activities	(5,551)	(3,044)
Cash flows from financing activities:
Proceeds from credit facility	820,537	122,249
Repayments of credit facility	(277,126)	(257,565)
Repayment of convertible senior notes	(677,830)	(9,797)
Payments of dividends	(21,225)	(21,198)
Proceeds from stock purchases under employee stock purchase plan	5,500	5,312
Payments for shares acquired including shares withheld for taxes	(14,226)	(9,436)
Repurchases of Class B common stock under approved program	(40,021)	(30,014)
Other	(50)	(359)
Net cash used in financing activities	(204,441)	(200,808)
Effect of exchange rate changes on cash and cash equivalents	(1,535)	4,065
(Decrease) increase in cash and cash equivalents	(18,119)	19,628
Cash and cash equivalents, beginning of period	123,278	64,009
Cash and cash equivalents, end of period	$105,159	$83,637

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Supplemental information:
Cash paid for income taxes (1)	$6,735	$8,433
Income tax refunds	$148	$470
Cash paid for interest	$7,365	$2,150
Non-cash investing and financing activities:
Share-settled executive bonus plan awards	$1,428	$1,062

(1)Cash paid for income taxes includes third‑party withholding taxes.

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The unaudited consolidated financial statements and accompanying notes have been prepared in U.S. dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all the information and notes required by GAAP for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10‑K. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring and non-recurring adjustments) that were considered necessary for the fair statement of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The December 31, 2025 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Accounting Policies
Software Development Costs — Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to specified projects once technological feasibility is established. Total costs capitalized under the ACDP were $589 and $322 for the three months ended March 31, 2026 and 2025, respectively. Additionally, total ACDP related amortization was $88 and $755 for the three months ended March 31, 2026 and 2025, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $10,683 and $10,270 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal-use information technology systems, including a new enterprise-wide administrative and business management platforms for which it incurs implementation costs.
Capitalized internal-use software implementation costs are included in the consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Prepaid and other current assets	$5,675	$4,556
Other assets	21,315	21,617
Total internal-use software implementation costs	$26,990	$26,173

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
Recently Adopted Accounting Guidance
In July 2025, the FASB issued ASU No. 2025‑05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”), which provides public entities with an optional practical expedient related to the estimation of expected credit losses for current accounts receivables and current contract assets arising from transactions accounted for under Revenue from Contracts with Customers (Topic 606). The Company adopted ASU 2025‑05 during the three months ended March 31, 2026 and elected the practical expedient, which permits the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption of ASU 2025‑05 did not have a material impact on the Company’s consolidated financial statements.

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended
	March 31,
	2026	2025
Subscriptions:
Enterprise subscriptions (1)	$172,400	$150,478
SELECT subscriptions	67,023	62,160
Term license subscriptions	153,061	129,680
Subscriptions	392,484	342,318
Perpetual licenses	9,057	10,792
Subscriptions and licenses	401,541	353,110
Services:
Recurring	3,062	3,155
Other	19,578	14,277
Services	22,640	17,432
Total revenues	$424,181	$370,542

(1)Enterprise subscriptions are primarily revenues attributable to Enterprise 365 (“E365”) subscriptions of $169,139 and $146,904 for the three months ended March 31, 2026 and 2025, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended March 31, 2026 and 2025, the Company recognized $230,306 and $201,038 of license related revenues, respectively, of which $221,249 and $190,246, respectively, were attributable to the term license component of the Company’s subscription-based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended
	March 31,
	2026	2025
Americas (1)	$225,634	$198,975
Europe, the Middle East, and Africa (“EMEA”)	126,241	107,005
Asia-Pacific (“APAC”)	72,306	64,562
Total revenues	$424,181	$370,542

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $171,292 and $153,029 for the three months ended March 31, 2026 and 2025, respectively.
The Company derived 6% of its total revenues through channel partners for the three months ended March 31, 2026 and 2025.

Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, unbilled accounts receivable were $193,454 and $182,315, respectively.
Contract Balances
As of March 31, 2026 and December 31, 2025, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of March 31, 2026 or December 31, 2025.
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
For the three months ended March 31, 2026, $119,539 of revenues that were included in the December 31, 2025 deferred revenues balance were recognized. There were additional deferrals of $110,063 for the three months ended March 31, 2026, which were primarily related to new billings. For the three months ended March 31, 2025, $104,622 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $98,003 for the three months ended March 31, 2025, which were primarily related to new billings.
As of March 31, 2026 and December 31, 2025, the Company deferred $19,621 and $19,822, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2026, amounts allocated to these remaining performance obligations are $284,419, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions
The Company did not complete any acquisitions during the three months ended March 31, 2026 or 2025.
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

Acquisitions Completed During
Year Ended
December 31, 2025
Cash paid at closing	$101,475
Assets acquired and liabilities assumed:
Cash	$8,223
Accounts receivable and other current assets	3,596
Operating lease right-of-use assets	309
Deferred income taxes	29
Other assets	864
Software and technology (weighted average useful life of 3 years)	5,901
Customer relationships (weighted average useful life of 5 years)	14,600
Trademarks (weighted average useful life of 5 years)	2,800
Total identifiable assets acquired excluding goodwill	36,322
Accruals and other current liabilities	(2,945)
Deferred revenues	(406)
Operating lease liabilities	(309)
Deferred income taxes	(419)
Total liabilities assumed	(4,079)
Net identifiable assets acquired excluding goodwill	32,243
Goodwill	69,232
Net assets acquired	$101,475
The Company is in the process of finalizing the purchase accounting for an acquisition completed during the year ended December 31, 2025. The initial accounting for this business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified from the date of the acquisition as more information is obtained about the fair values of assets acquired and liabilities assumed, however, such measurement period cannot exceed one year. The primary areas of preliminary purchase price allocation that are not yet finalized relate to working capital, tax assets and liabilities, and amounts allocated to goodwill.

Note 5: Property and Equipment
Property and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
Land	$1,341	$1,341
Building and improvements	35,432	34,429
Computer equipment and software	64,773	62,274
Furniture, fixtures, and equipment	13,035	12,653
Aircraft	2,038	2,038
Other	64	65
Property and equipment, at cost	116,683	112,800
Less: Accumulated depreciation	(79,892)	(76,769)
Total property and equipment, net	$36,791	$36,031
Depreciation expense for the three months ended March 31, 2026 and 2025 was $3,870 and $3,345, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2025	$2,482,154
Foreign currency translation adjustments	(7,466)
Other adjustments	58
Balance, March 31, 2026	$2,474,746
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

	Remaining Weighted Average Useful Life as of March 31, 2026	March 31, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	2.3 years	$87,779	$(73,295)	$14,484	$88,183	$(70,058)	$18,125
Customer relationships	5.3 years	315,639	(179,653)	135,986	332,959	(189,838)	143,121
Trademarks	5.6 years	77,581	(47,332)	30,249	77,764	(45,992)	31,772
Total intangible assets		$480,999	$(300,280)	$180,719	$498,906	$(305,888)	$193,018

The aggregate amortization expense for purchased intangible assets with finite lives is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2026	2025
Cost of subscriptions and licenses	$3,622	$3,236
Amortization of purchased intangibles	8,435	8,208
Total amortization expense	$12,057	$11,444
Note 7: Investments
Investments consist of the following:

	March 31, 2026	December 31, 2025
Non-marketable equity investments	$25,273	$25,298
Equity method investments	2,605	2,622
Total investments	$27,878	$27,920
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of March 31, 2026, the Company’s leases have remaining terms of less than one year to 11 years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost (1)	$4,000	$3,777
Variable lease cost	1,306	1,171
Total operating lease cost	$5,306	$4,948

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,791 and $3,532 for the three months ended March 31, 2026 and 2025, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for operating leases included in operating cash flows	$3,930	$3,835
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,248	$1,932
The weighted average remaining lease term for operating leases was 5.8 years and 3.8 years as of March 31, 2026 and December 31, 2025, respectively. The weighted average discount rate was 5.5% and 5.4% as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the Company had additional minimum operating lease payments of $1,809 for executed leases that have not yet commenced, primarily for office locations.

Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued benefits	$53,183	$45,120
Accrued compensation	41,260	45,776
Other accrued and current liabilities	76,212	82,359
Total accruals and other current liabilities	$170,655	$173,255
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	March 31, 2026	December 31, 2025
Credit Facility:
Revolving loan facility due October 2029	$543,411	$—
Convertible senior notes due January 2026 (the “2026 Notes”)	—	677,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(3,142)	(3,918)
Total debt	1,115,269	1,248,912
Less: Current portion of long-term debt	—	—
Total long-term debt	$1,115,269	$1,248,912
The Company had $150 of letters of credit outstanding as of March 31, 2026 and December 31, 2025 under its second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”). As of March 31, 2026 and December 31, 2025, the Company had $756,439 and $1,299,850, respectively, available under the Credit Facility.
The 2026 Notes matured on January 15, 2026. Upon maturity, the Company repaid $678,254, which consisted of the remaining outstanding principal balance and accrued interest on the 2026 Notes using borrowings under the Credit Facility and available cash on hand. The capped call options entered into in connection with the pricing of the 2026 Notes expired on January 15, 2026.
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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants. Furthermore, none of the conditions to early convert had been met for the 2027 Notes as of March 31, 2026 and December 31, 2025.

On April 23, 2026, the Company entered into a First Amendment and Incremental Facility Agreement (the “First Amendment”) with a syndicate of banks, which amends the Credit Facility to provide for a new $550,000 senior secured term loan (the “Term Loan”). As a result, the total borrowing capacity under the Credit Facility increased to $1,850,000. The maturity date of the Term Loan is October 18, 2029, subject to a “incremental term maturity date” on the date that is 91 days prior to the maturity date of the Company’s outstanding convertible debt, unless on such date the Company meets certain liquidity requirements. Voluntary prepayments under the Term Loan are permitted at any time without payment of any prepayment premiums. The Term Loan is subject to quarterly amortization equal to 1.25% of the initial aggregate principal amount of the Term Loan, on the last business day of each fiscal quarter of the Company commencing on June 30, 2027. Debt issuance costs related to the Term Loan were not material. The Company used the Term Loan borrowings to repay portions of revolving indebtedness outstanding under the Credit Facility.
The Term Loan borrowings under the Credit Facility, bear interest, at the Company’s option, at the Alternative Base Rate or Term Secured Overnight Financing Rate (“SOFR”) that reset every one, three, or six months. Under the Term SOFR elections, Term Loan borrowings bear an interest rate of the applicable Term SOFR rate, plus a spread ranging from 100 bps to 200 bps as determined by the Company’s net leverage ratio. Under the non‑Term SOFR elections, Term Loan borrowings bear a base interest rate of the highest of (i) the prime rate, (ii) the overnight bank funding effective rate plus 50 bps, or (iii) the daily simple SOFR rate plus 100 bps, plus a spread ranging from 0 bps to 100 bps as determined by the Company’s net leverage ratio.
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended
	March 31,
	2026	2025
Contractual interest expense	$(7,524)	$(2,443)
Amortization of deferred debt issuance costs	(1,135)	(1,894)
Other interest expense	(30)	(71)
Interest income	489	600
Total interest expense, net	$(8,200)	$(3,808)
The weighted average interest rate on borrowings under the Credit Facility were 5.28% and 6.20% for the three months ended March 31, 2026 and 2025, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
The incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $2,866 and $2,435 for the three months ended March 31, 2026 and 2025, respectively.

Career Stock Program
The Company maintains an equity‑based incentive program to compensate a limited set of executives (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”). During the three months ended March 31, 2026, the Company granted 111,136 RSUs with a fair value of $4,422 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2025. During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of March 31, 2026, there was $5,263 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.5 years.
Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of March 31, 2026, shares of Class B common stock available for future issuance under the DCP were 4,836,362.
For the three months ended March 31, 2026 and 2025, there were no DCP elective participant deferrals and no discretionary contributions made to the DCP. As of March 31, 2026 and December 31, 2025, phantom shares of the Company’s Class B common stock issuable by the DCP were 9,310,121 and 10,805,223, respectively.
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
Deferred compensation plan income was $1,074 and $1,246 for the three months ended March 31, 2026 and 2025, respectively.
The total liabilities related to the DCP are included in the consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Accruals and other current liabilities	$4,255	$4,294
Deferred compensation plan liabilities	105,209	106,831
Total DCP liabilities	$109,464	$111,125

Note 13: Common Stock
BSY Stock Repurchase Program
The Company’s Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $500,000 of the Company’s Class B common stock and/or outstanding convertible senior notes through December 31, 2028. As of March 31, 2026, $441,558 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
During the three months ended March 31, 2026, the Company repurchased 1,037,848 shares for $40,021 under the Repurchase Program. During the three months ended March 31, 2025, the Company repurchased 673,898 shares for $30,014, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program.
Common Stock Conversions, Issuances, Sales, and Repurchases
During the three months ended March 31, 2026, 22,500 shares of Class A common stock were converted to Class B common stock.
During the three months ended March 31, 2026, the Company issued 1,274,538 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 237,724 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $9,284. During the three months ended March 31, 2025, the Company issued 689,203 shares of Class B common stock to DCP participants in connection with distributions from the plan. There were no shares sold back to the Company as they were issued on a gross basis during the three months ended March 31, 2025.
During the three months ended March 31, 2026, the Company issued 20,684 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 16,081 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $624. During the three months ended March 31, 2025, the Company issued 22,818 shares of Class B common stock in connection with the Bonus Plan incentive compensation. There were no shares sold back to the Company as they were issued on a gross basis during the three months ended March 31, 2025.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2026:
First quarter	$0.07	$21,225
2025:
First quarter	$0.07	$21,198

Global Employee Stock Purchase Plan
During the three months ended March 31, 2026, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 164,906 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,500. Of the total 169,569 shares purchased, 4,663 shares were sold back to the Company to pay for applicable income tax withholdings of $178. During the three months ended March 31, 2025, colleagues who elected to participate in the ESPP purchased a total of 130,212 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,312. Of the total 133,840 shares purchased, 3,628 shares were sold back to the Company to pay for applicable income tax withholdings of $169. As of March 31, 2026 and December 31, 2025, $3,229 and $6,173 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of March 31, 2026, shares of Class B common stock available for future issuance under the ESPP were 23,572,787.
Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended March 31, 2026 and 2025:

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2025	$(74,553)	$(5)	$(74,558)
Other comprehensive loss, before taxes	(4,680)	(1,991)	(6,671)
Tax benefit	—	501	501
Other comprehensive loss, net of taxes	(4,680)	(1,490)	(6,170)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(1)
Balance, March 31, 2026	$(79,232)	$(1,495)	$(80,727)

	Foreign	Actuarial (Loss)
	Currency	Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)
Other comprehensive income, before taxes	6,472	35	6,507
Tax expense	—	(8)	(8)
Other comprehensive income, net of taxes	6,472	27	6,499
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	—	4
Balance, March 31, 2025	$(97,432)	$(151)	$(97,583)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended
	March 31,
	2026	2025
RSUs expense	$17,382	$14,947
Bonus Plan expense (see Note 11)	2,144	1,824
ESPP expense (see Note 13)	666	631
Total stock-based compensation expense (1)	$20,192	$17,402

(1)As of March 31, 2026 and December 31, 2025, $2,646 and $1,814 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2026	2025
Cost of subscriptions and licenses	$1,219	$1,132
Cost of services	712	721
Research and development	6,618	5,199
Selling and marketing	3,988	3,757
General and administrative	7,655	6,593
Total stock-based compensation expense	$20,192	$17,402
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of March 31, 2026, equity awards available for future grants under the 2020 Plan were 16,238,821.
Restricted Stock and RSUs
Under the 2020 Plan, the Company may grant both time‑based and performance‑based shares of restricted Class B common stock and RSUs to eligible colleagues. Time‑based awards generally vest ratably on each of the first four anniversaries of the grant date. Performance‑based awards vesting is determined by the achievement of certain business growth targets established by the Sustainability Committee of the Company’s Board of Directors. Performance targets are generally set for performance periods of one year to three years, which are subject to certain cliff vesting performance targets.

The following is a summary of unvested RSUs activity and related information:

					Time-	Performance-
					Based	Based
					Weighted	Weighted
					Average	Average
		Time-		Performance-	Grant Date	Grant Date
	Total	Based		Based	Fair Value	Fair Value
	RSUs	RSUs		RSUs	Per Share	Per Share
Unvested, December 31, 2025	3,408,609	3,163,771		244,838	$43.96	$42.10
Granted	2,478,586	1,934,288		544,298	$35.90	$39.67
Vested	(994,625)	(783,704)		(210,921)	$42.19	$40.21
Forfeited and canceled	(77,087)	(76,704)		(383)	$42.96	$40.11
Unvested, March 31, 2026	4,815,483	4,237,651	(1)	577,832	$40.63	$40.50

(1)Includes 51,709 RSUs which are expected to be settled in cash.
The weighted average grant date fair values of RSUs granted were $36.73 and $40.54, for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, RSUs were issued net of 163,982 and 257,394 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $6,245 and $11,734, respectively.
As of March 31, 2026, there was $148,039 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of March 31, 2026, there was $25,686 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.5 years.
Note 16: Income Taxes
The following is a summary of income before income taxes, provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Income before income taxes	$118,557	$111,825
Provision for income taxes	$23,155	$20,488
Effective tax rate	19.5%	18.3%
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
The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of March 31, 2026 and December 31, 2025:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-Term Debt — The fair value of the Company’s borrowings under the Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was $549,413 and $543,059, respectively. The estimated fair value of the 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

March 31, 2026	Level 1	Level 2	Total
Assets:
Money market funds (1)	$31,504	$—	$31,504
Interest rate swap (2)	—	22,010	22,010
Total assets	$31,504	$22,010	$53,514
Liabilities:
Deferred compensation plan liabilities (3)	$109,464	$—	$109,464
Cash-settled equity awards (4)	477	—	477
Total liabilities	$109,941	$—	$109,941

December 31, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$17,838	$—	$17,838
Interest rate swap (2)	—	21,934	21,934
Total assets	$17,838	$21,934	$39,772
Liabilities:
Deferred compensation plan liabilities (3)	$111,125	$—	$111,125
Cash-settled equity awards (4)	361	—	361
Total liabilities	$111,486	$—	$111,486

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $4,255 and $4,294 as of March 31, 2026 and December 31, 2025, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
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
Note 19: Segment and Geographic Information
The Company operates and manages its business in a single reportable segment, the development and marketing of computer software and related services. The Company defines its chief operating decision maker (“CODM”) to be its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company’s reported measures of profit or loss for segment reporting purposes are Net income and Adjusted operating income less operating stock‑based compensation expense (“AOI less Operating SBC”).The CODM is regularly provided Net income and AOI less Operating SBC to understand the Company’s financial and operating results across accounting periods and for comparison of the Company’s results to those of other companies. The CODM regularly reviews AOI less Operating SBC for internal budgeting and forecasting purposes, to evaluate operating performance, and to make decisions on allocation of resources. The CODM does not use segment asset information to evaluate operating performance or allocate resources.
The presentation of Net income is included in the consolidated statements of operations. AOI less Operating SBC is a non‑GAAP financial measure and is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑ and equity‑settled retention incentives provided to key employees of acquired companies), and realignment expenses (income), for the respective periods.
During the first quarter of 2026, the Company changed its primary performance measure to AOI less Operating SBC from Adjusted operating income less stock-based compensation expense (“AOI less SBC”), as management believes AOI less Operating SBC better captures the Company’s core business operating results. The nature of the change to AOI less Operating SBC reflects the inclusion of equity‑settled retention incentives provided to key employees of acquired companies within the adjustment for acquisition expenses, whereas such expenses were not previously included in the AOI less SBC acquisition expenses adjustment. Prior period amounts have been revised to conform to the current period presentation using the updated AOI less Operating SBC definition.

Reconciliation of operating income to AOI less Operating SBC:

	Three Months Ended
	March 31,
	2026	2025
Operating income	$126,260	$115,184
Amortization of purchased intangibles (see Note 6)	12,057	11,444
Deferred compensation plan	(1,074)	(1,246)
Acquisition expenses (1)	3,680	2,926
AOI less Operating SBC	$140,923	$128,308

Further explanation of certain of the Company’s adjustments in arriving at AOI less Operating SBC are as follows:
(1)Acquisition expenses. The Company incurs expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of general and administrative expense. Also included in the Company’s acquisition expenses are cash- and equity‑settled retention incentives provided to key employees of the acquired companies.
“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment and optimization of the Company’s colleagues, and third‑party personnel expenses and related overhead. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $228,342 and $199,609 for the three months ended March 31, 2026 and 2025, respectively, are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations.
Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $100,490 and $79,595 for the three months ended March 31, 2026 and 2025, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s AOI less Operating SBC measure of profit or loss for segment reporting purposes, other segment items were $58,578 and $45,529 for the three months ended March 31, 2026 and 2025, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Within the reconciliation of AOI less Operating SBC, cash- and equity‑settled retention incentives provided to key employees of acquired companies included as a component of acquisition expenses totaling $3,662 and $2,904 for the three months ended March 31, 2026 and 2025, respectively, are excluded from the calculation of headcount‑related costs.

Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	March 31, 2026	December 31, 2025
Americas (1)	$206,439	$213,352
EMEA	33,455	31,684
APAC	23,333	15,154
Total long-lived assets	$263,227	$260,190

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).
Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended
	March 31,
	2026	2025
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$76	$(4,372)
Foreign exchange (1)	(1,110)	2,748
Receipts related to interest rate swap	1,529	1,864
Other income, net	2	209
Total other income, net	$497	$449

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
The Company may issue performance-based RSUs that meet the definition of participating securities, as the holders are entitled to non-forfeitable dividend rights upon the declaration of dividends on the Company’s common stock. As of March 31, 2026, no participating securities were outstanding and as of March 31, 2025, 250,614 participating securities were outstanding.
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
The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income attributable to Bentley Systems	$95,386	$91,368
Less: Net income attributable to Bentley Systems allocated to participating securities	—	(18)
Basic net income attributable to Bentley Systems stockholders	95,386	91,350
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,009	1,569
Diluted net income attributable to Bentley Systems stockholders	$96,395	$92,919

Denominator:
Basic weighted average shares	312,593,358	315,130,071
Dilutive effect of RSUs	556,977	703,056
Dilutive effect of ESPP	15,828	19,138
Dilutive effect of assumed conversion of convertible senior notes	8,670,307	17,588,741
Diluted weighted average shares	321,836,470	333,441,006

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.31	$0.29
Diluted	$0.30	$0.28
For the three months ended March 31, 2026 and 2025, 748,022 and 240,922 RSUs, respectively, were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders as including them would have an anti‑dilutive effect.
The Company repaid the 2026 Notes at maturity on January 15, 2026, and no shares of the Company’s Class B common stock were issued upon settlement. Subsequent to repayment, the 2026 Notes no longer represent potential common shares and, as a result, approximately 10 million shares were excluded from the calculation of diluted weighted average shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10‑K.
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
Executive Summary:
•Total revenues were $424,181 for the three months ended March 31, 2026, up 14.5% or 11.9% on a constant currency basis(1) compared to the three months ended March 31, 2025;
•Subscriptions revenues were $392,484 for the three months ended March 31, 2026, up 14.7% or 12.2% on a constant currency basis(1) compared to the three months ended March 31, 2025;
•Annualized recurring revenues (“ARR”)(2) was $1,494,511 as of March 31, 2026, compared to $1,319,256 as of March 31, 2025; Constant currency(1) ARR growth rate(2) was 11.5%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of March 31, 2026, compared to 110% as of March 31, 2025;
•Operating income was $126,260 for the three months ended March 31, 2026, compared to $115,184 for the three months ended March 31, 2025;
•AOI less Operating SBC(1) was $140,923 for the three months ended March 31, 2026, compared to $128,308 for the three months ended March 31, 2025; and
•Cash flows from operating activities were $193,408 for the three months ended March 31, 2026, compared to $219,415 for the three months ended March 31, 2025.

(1)Constant currency and AOI less Operating SBC are non‑GAAP financial measures. Refer to the “Non‑GAAP Financial Measures” section for additional information, including our definitions and our uses of constant currency and AOI less Operating SBC.
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
Revenues
Consolidated Revenues

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2026	2025	%	%(1)
Subscriptions	$392,484	$342,318	14.7%	12.2%
Perpetual licenses	9,057	10,792	(16.1%)	(18.0%)
Subscriptions and licenses	401,541	353,110	13.7%	11.3%
Services	22,640	17,432	29.9%	25.8%
Total revenues	$424,181	$370,542	14.5%	11.9%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three months ended March 31, 2026 was primarily driven by an increase in subscriptions revenues, and to a lesser extent, an increase in services revenues, partially offset by a decrease in perpetual licenses revenues. Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
Subscriptions. For the three months ended March 31, 2026, subscriptions revenues increased $50,166 ($41,734 on a constant currency basis) primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Increases in subscriptions revenues for the three months ended March 31, 2026 were led by Bentley Open Applications and Seequent applications, and to a lesser extent, Bentley Infrastructure Cloud.
Perpetual licenses. For the three months ended March 31, 2026, perpetual licenses revenues decreased $1,735 ($1,946 on a constant currency basis).
Services. For the three months ended March 31, 2026, services revenues increased $5,208 ($4,496 on a constant currency basis) primarily due to strength in Maximo-related work within our digital integrator.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2026	2025	%	%(1)
Americas	$225,634	$198,975	13.4%	12.7%
EMEA	126,241	107,005	18.0%	11.9%
APAC	72,306	64,562	12.0%	9.6%
Total revenues	$424,181	$370,542	14.5%	11.9%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three months ended March 31, 2026, revenues from the Americas increased $26,659 ($25,323 on a constant currency basis) primarily due to expansion of our subscriptions revenues from existing accounts in the U.S., increases in our subscription revenues from new accounts, as well as an increase in services revenues.
EMEA. For the three months ended March 31, 2026, revenues from EMEA increased $19,236 ($12,787 on a constant currency basis) primarily due to expansion of our subscriptions revenues from existing accounts, and to a lesser extent, increases in our subscriptions revenues from new accounts, and an increase in services revenues.
APAC. For the three months ended March 31, 2026, revenues from APAC increased $7,744 ($6,174 on a constant currency basis) primarily due to expansion of our subscriptions revenues from existing accounts in India and Australia, as well as increases in our subscriptions revenues from new accounts, partially offset by a decline in perpetual licenses revenues.
Cost of Revenues and Operating Expense (Income)
Cost of Revenues

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2026	2025	%	%(1)
Cost of subscriptions and licenses	$53,098	$46,498	14.2%	11.9%
Cost of services	20,676	19,161	7.9%	3.1%
Total cost of revenues	$73,774	$65,659	12.4%	9.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three months ended March 31, 2026, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in cloud-related costs of $5,683.
Cost of services. For the three months ended March 31, 2026, on a constant currency basis, cost of services expenses increased primarily due to an increase in headcount‑related costs of $668, mainly due to an increase in third‑party personnel costs, partially offset by decreases in headcount, and annual and other compensation costs.

Operating Expense (Income)

			Change
	Three Months Ended			Constant
	March 31,			Currency
	2026	2025	%	%(1)
Research and development	$83,005	$72,450	14.6%	10.8%
Selling and marketing	75,272	63,059	19.4%	15.0%
General and administrative	58,509	47,228	23.9%	21.1%
Deferred compensation plan	(1,074)	(1,246)	(13.8%)	(13.8%)
Amortization of purchased intangibles	8,435	8,208	2.8%	2.0%
Total operating expenses	$224,147	$189,699	18.2%	14.5%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three months ended March 31, 2026, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of $6,436, mainly due to increases in headcount, and annual and other compensation costs, and to a lesser extent, higher acquisition‑related retention incentives.
Selling and marketing. For the three months ended March 31, 2026, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $6,184, mainly due to increases in annual and other compensation costs, and an increase in promotional costs of $2,428.
General and administrative. For the three months ended March 31, 2026, on a constant currency basis, general and administrative expenses increased primarily due to an increase in headcount‑related costs of $7,135, mainly due to increases in headcount, and annual and other compensation costs, and an increase in third-party personnel costs. Additionally, during the three months ended March 31, 2026, general and administrative expenses further increased due to lower capitalizable costs associated with our internal-use software implementation as compared to the same period in the prior year.
Starting in 2026, we expect general and administrative expenses to include amortization of internal-use software implementation costs, which represents amortization of deferred costs primarily related to the implementation of our new enterprise-wide administrative and business management platforms which are planned to complete going live in 2026.
Deferred compensation plan. For the three months ended March 31, 2026 and 2025, deferred compensation plan income was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three months ended March 31, 2026, amortization of purchased intangibles was flat compared to the same period in the prior year.

Interest Expense, Net

	Three Months Ended
	March 31,
	2026	2025	Change
Interest expense	$(8,689)	$(4,408)	97.1%
Interest income	489	600	(18.5%)
Interest expense, net	$(8,200)	$(3,808)	115.3%
For the three months ended March 31, 2026, interest expense, net increased compared to the same period in the prior year, primarily due to higher weighted average debt outstanding and higher weighted average interest rates on borrowings following the January 2026 repayment of the 2026 Notes, which had a 0.125% coupon rate.
Other Income, Net

	Three Months Ended
	March 31,
	2026	2025
Gain (loss) from:
Change in fair value of interest rate swap	$76	$(4,372)
Foreign exchange (1)	(1,110)	2,748
Receipts related to interest rate swap	1,529	1,864
Other income, net	2	209
Total other income, net	$497	$449

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
Provision for Income Taxes

	Three Months Ended
	March 31,
	2026	2025
Income before income taxes	$118,557	$111,825
Provision for income taxes	$23,155	$20,488
Effective tax rate	19.5%	18.3%
For the three months ended March 31, 2026, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits related to stock-based compensation, net of the impact from officer compensation limitation provisions, recognized in the current year period.

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

	March 31,
	2026	2025
ARR	$1,494,511	$1,319,256
Last twelve-months recurring revenues	$1,441,423	$1,272,574
Twelve-months ended constant currency (1):
ARR growth rate	11.5%	12%
Account retention rate	99%	99%
Recurring revenues dollar-based net retention rate	109%	110%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 51% and 50% as of March 31, 2026 and 2025, respectively, with our E365 subscription offering representing 46% and 45% of total ARR as of March 31, 2026 and 2025, respectively.
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
The last twelve‑months recurring revenues for the periods ended March 31, 2026 compared to the last twelve‑months of the comparative twelve‑month period increased by $168,849. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended March 31, 2026 and 2025, 93% and 92%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 93% and 92% of our total revenues for the twelve months ended March 31, 2026 and 2025, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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

During the first quarter of 2026, we changed our primary performance measure to AOI less Operating SBC from AOI less SBC, as management believes AOI less Operating SBC better captures the Company’s core business operating results. The nature of the change to AOI less Operating SBC reflects the inclusion of equity‑settled retention incentives provided to key employees of acquired companies within the adjustment for acquisition expenses, whereas such expenses were not previously included in the AOI less SBC acquisition expenses adjustment. Prior period amounts have been revised to conform to the current period presentation using the updated AOI less Operating SBC definition.
Adjusted Operating Income Less Operating Stock-Based Compensation Expense (“AOI less Operating SBC”)
AOI less Operating SBC is a non-GAAP financial measure and is used to measure the operational strength and performance of our business, as well as to assist in the evaluation of underlying trends in our business.
AOI less Operating SBC is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑ and equity‑settled retention incentives provided to key employees of acquired companies), and realignment expenses (income), for the respective periods.
AOI less Operating SBC is our primary performance measure, which excludes certain expenses and charges, including cash‑ and equity‑settled retention incentives provided to key employees of acquired companies, as we believe these may not be indicative of our core business operating results. We intentionally include operating stock‑based compensation expense (non‑cash stock‑based compensation expense less equity‑settled retention incentives provided to key employees of acquired companies) in this measure as we believe it better captures the economic costs of our business.
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
Adjusted operating income is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑ and equity‑settled retention incentives provided to key employees of acquired companies), realignment expenses (income), and operating stock‑based compensation expense (non‑cash stock‑based compensation expense less equity‑settled retention incentives provided to key employees of acquired companies), for the respective periods.

Reconciliation of operating income to AOI less Operating SBC and to Adjusted operating income:

	Three Months Ended
	March 31,
	2026	2025
Operating income	$126,260	$115,184
Amortization of purchased intangibles (1)	12,057	11,444
Deferred compensation plan (2)	(1,074)	(1,246)
Acquisition expenses (3)	3,680	2,926
AOI less Operating SBC	140,923	128,308
Operating stock-based compensation expense (4)	17,972	15,217
Adjusted operating income	$158,895	$143,525

Further explanation of certain of our adjustments in arriving at AOI less Operating SBC and Adjusted operating income are as follows:
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
(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included in our GAAP presentation of general and administrative expense. Also included in our acquisition expenses are cash‑ and equity‑settled retention incentives provided to key employees of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.
(4)Operating stock‑based compensation expense. We define “operating” stock‑based compensation expense as non‑cash stock‑based compensation expense less equity‑settled retention incentives provided to key employees of acquired companies.
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

Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Subscriptions	$392,484	$(8,373)	$384,111	$342,318	$59	$342,377
Perpetual licenses	9,057	(208)	8,849	10,792	3	10,795
Subscriptions and licenses	401,541	(8,581)	392,960	353,110	62	353,172
Services	22,640	(707)	21,933	17,432	5	17,437
Total revenues	$424,181	$(9,288)	$414,893	$370,542	$67	$370,609
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Americas	$225,634	$(1,338)	$224,296	$198,975	$(2)	$198,973
EMEA	126,241	(6,404)	119,837	107,005	45	107,050
APAC	72,306	(1,546)	70,760	64,562	24	64,586
Total revenues	$424,181	$(9,288)	$414,893	$370,542	$67	$370,609
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Cost of subscriptions and licenses	$53,098	$(1,106)	$51,992	$46,498	$(15)	$46,483
Cost of services	20,676	(928)	19,748	19,161	2	19,163
Total cost of revenues	$73,774	$(2,034)	$71,740	$65,659	$(13)	$65,646
Reconciliation of operating expense (income) to operating expense (income) in constant currency:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Research and development	$83,005	$(2,704)	$80,301	$72,450	$3	$72,453
Selling and marketing	75,272	(2,784)	72,488	63,059	(9)	63,050
General and administrative	58,509	(1,333)	57,176	47,228	(5)	47,223
Deferred compensation plan	(1,074)	—	(1,074)	(1,246)	—	(1,246)
Amortization of purchased intangibles	8,435	(61)	8,374	8,208	—	8,208
Total operating expenses	$224,147	$(6,882)	$217,265	$189,699	$(11)	$189,688

Liquidity and Capital Resources:
Cash and Cash Equivalents

	March 31, 2026	December 31, 2025
Cash and cash equivalents held domestically	$3,977	$39,093
Cash and cash equivalents held by foreign subsidiaries	101,182	84,185
Total cash and cash equivalents	$105,159	$123,278
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
Cash Flows Activity

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$193,408	$219,415
Investing activities	$(5,551)	$(3,044)
Financing activities	$(204,441)	$(200,808)
Operating Activities
For the three months ended March 31, 2026, compared to the same period in the prior year, net cash provided by operating activities was lower by $26,007 due to a decrease in net cash flows from the change in operating assets and liabilities of $38,392, partially offset by a net increase in non‑cash adjustments of $8,374, and an increase in net income of $4,011. The decrease in net cash flows from the change in operating assets and liabilities period over period was primarily due to lower accounts payable, timing of collections on our receivables, and lower period over period Cloud Services Subscription deposits.

Investing Activities
Net cash used in investing activities was higher by $2,507 for the three months ended March 31, 2026, compared to the same period in the prior year, due to higher purchases of property and equipment and investment in capitalized software.
Financing Activities
Net cash used in financing activities was higher by $3,633 for the three months ended March 31, 2026 compared to the same period in the prior year. Net borrowings under the Credit Facility were higher by $678,727 for the three months ended March 31, 2026 compared to the same period in the prior year. We utilized a portion of these borrowings under the Credit Facility and available cash on hand to repay the $677,830 outstanding principal balance of the 2026 Notes upon maturity in January 2026. Further, payments for shares acquired, including shares repurchased under the Repurchase Program, were higher by $14,797 for the three months ended March 31, 2026 compared to the same period in the prior year. Additionally, under the Repurchase Program, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of outstanding 2026 Notes during the first quarter of 2025.
Long-Term Debt

	March 31, 2026	December 31, 2025
Current portion of long-term debt	$—	$—
Long-term debt	1,115,269	1,248,912
Total debt	$1,115,269	$1,248,912
The 2026 Notes matured on January 15, 2026. Upon maturity, we repaid $678,254, which consisted of the remaining outstanding principal balance and accrued interest on the 2026 Notes using borrowings under the Credit Facility and available cash on hand.
As of March 31, 2026, we had $756,439 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
On April 23, 2026, we entered into a First Amendment, which amends the Credit Facility to provide for a new $550,000 Term Loan. As a result, the total borrowing capacity under the Credit Facility increased to $1,850,000. We used the Term Loan borrowings to repay portions of revolving indebtedness outstanding under the Credit Facility.
Stock Repurchases
BSY Stock Repurchase Program
Our Board of Directors approved the Repurchase Program authorizing us to repurchase up to $500,000 of our Class B common stock and/or outstanding convertible senior notes through December 31, 2028. We may use available working capital, cash provided by operating activities, and/or external borrowings including available liquidity under our Credit Facility to make repurchases.
During the three months ended March 31, 2026, we repurchased 1,037,848 shares for $40,021 under the Repurchase Program. During the three months ended March 31, 2025, we repurchased 673,898 shares for $30,014, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program.

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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under the Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the three months ended March 31, 2026, we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock. During the three months ended March 31, 2025, we exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the three months ended March 31, 2026 and 2025. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposure as described in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10‑K.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our 2025 Annual Report on Form 10‑K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From January 1, 2026 to March 31, 2026, we issued 1,274,538 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended March 31, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under
Period	Shares Purchased	Paid per Share	Program (1)	the Program (2)
January 1, 2026 to January 31, 2026	1,037,848	$38.54	1,037,848	$441,558,244
February 1, 2026 to February 28, 2026	—	$—	—	$441,558,244
March 1, 2026 to March 31, 2026	—	$—	—	$441,558,244
Total	1,037,848	$38.54	1,037,848

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the program publicly announced and approved by our Board of Directors in November 2025 that authorizes the repurchase of up to $500 million of our Class B common stock and/or outstanding convertible senior notes through December 31, 2028.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On March 10, 2026, Keith A. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 350,000 shares of our Class B common stock. Mr. Bentley’s plan expires on September 7, 2026.
On March 12, 2026, Raymond B. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 1,500,000 shares of our Class B common stock. Mr. Bentley’s plan expires on December 15, 2026.
During the three months ended March 31, 2026, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	First Amendment and Incremental Facility Agreement, dated as of April 23, 2026, by and among Bentley Systems, Incorporated, the subsidiary loan parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent	8-K	001-39548	10.1	April 27, 2026	X
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

*	Filed or furnished herewith. The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10‑Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: May 7, 2026	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)