Form 10-Q
period 2026-06-30
BENTLEY SYSTEMS INC
filed 2026-08-06
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 30, 2026, the registrant had 11,515,127 shares of Class A and 290,577,762 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three and six months ended June 30, 2026. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$146,981	$123,278
Accounts receivable	368,136	350,299
Allowance for credit losses	(8,957)	(7,609)
Prepaid income taxes	25,115	19,805
Prepaid and other current assets	56,616	53,260
Total current assets	587,891	539,033
Property and equipment, net	42,373	36,031
Operating lease right-of-use assets	42,503	31,141
Intangible assets, net	168,956	193,018
Goodwill	2,469,001	2,482,154
Investments	41,915	27,920
Deferred income taxes	153,710	170,368
Other assets	76,555	75,502
Total assets	$3,582,904	$3,555,167
Liabilities and Equity
Current liabilities:
Accounts payable	$22,792	$26,952
Accruals and other current liabilities	182,034	173,255
Cloud Services Subscription deposits	496,322	463,312
Deferred revenues	263,154	278,244
Operating lease liabilities	12,568	13,669
Income taxes payable	4,394	4,778
Current portion of long-term debt	6,875	—
Total current liabilities	988,139	960,210
Long-term debt	1,210,305	1,248,912
Deferred compensation plan liabilities	112,736	106,831
Long-term operating lease liabilities	37,697	22,150
Deferred revenues	17,487	18,410
Deferred income taxes	4,942	4,368
Other liabilities	9,572	4,794
Total liabilities	2,380,878	2,365,675
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,515,127 and 11,537,627 shares as of June 30, 2026 and December 31, 2025, respectively	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 290,262,472 and 290,817,470 shares as of June 30, 2026 and December 31, 2025, respectively	2,903	2,909
Additional paid-in capital	1,348,863	1,301,205
Accumulated other comprehensive loss	(86,393)	(74,558)
Accumulated deficit	(63,446)	(40,258)
Total Bentley Systems stockholders’ equity	1,202,042	1,189,413
Noncontrolling interest	(16)	79
Total equity	1,202,026	1,189,492
Total liabilities and equity	$3,582,904	$3,555,167

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Subscriptions	$378,635	$333,452	$771,119	$675,770
Perpetual licenses	9,707	10,193	18,764	20,985
Subscriptions and licenses	388,342	343,645	789,883	696,755
Services	22,385	20,461	45,025	37,893
Total revenues	410,727	364,106	834,908	734,648
Cost of revenues:
Cost of subscriptions and licenses	54,027	47,758	107,125	94,256
Cost of services	19,960	21,018	40,636	40,179
Total cost of revenues	73,987	68,776	147,761	134,435
Gross profit	336,740	295,330	687,147	600,213
Operating expenses:
Research and development	82,091	75,385	165,096	147,835
Selling and marketing	80,870	69,873	156,142	132,932
General and administrative	65,216	49,857	123,725	97,085
Deferred compensation plan	11,661	7,584	10,587	6,338
Amortization of purchased intangibles	8,294	8,201	16,729	16,409
Total operating expenses	248,132	210,900	472,279	400,599
Income from operations	88,608	84,430	214,868	199,614
Interest expense, net	(9,103)	(3,519)	(17,303)	(7,327)
Other income (expense), net	15,564	(1,596)	16,061	(1,147)
Income before income taxes	95,069	79,315	213,626	191,140
Provision for income taxes	(16,609)	(8,876)	(39,764)	(29,364)
Equity in net income of investees, net of tax	55	61	2	62
Net income	78,515	70,500	173,864	161,838
Less: Net income (loss) attributable to noncontrolling interest	(58)	18	(95)	(12)
Net income attributable to Bentley Systems	$78,573	$70,482	$173,959	$161,850

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.25	$0.22	$0.56	$0.51
Diluted	$0.25	$0.22	$0.55	$0.50
Weighted average shares:
Basic	311,784,740	314,622,491	312,227,764	314,894,050
Diluted	318,957,692	332,824,020	320,435,795	333,150,282

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$78,515	$70,500	$173,864	$161,838
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(5,654)	28,465	(10,334)	34,937
Actuarial (loss) gain on retirement plan, net of tax effect of $2, $(8), $503, and $(16), respectively	(11)	27	(1,501)	54
Total other comprehensive (loss) income, net of taxes	(5,665)	28,492	(11,835)	34,991
Comprehensive income	72,850	98,992	162,029	196,829
Less: Net income (loss) attributable to noncontrolling interest	(58)	18	(95)	(12)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	1	4	—	8
Comprehensive income attributable to Bentley Systems	$72,907	$98,970	$162,124	$196,833

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2026
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, March 31, 2026	303,604,683	$3,036	$1,325,977	$(80,727)	$(22,439)	$1,225,847	$41	$1,225,888
Net income (loss)	—	—	—	—	78,573	78,573	(58)	78,515
Other comprehensive (loss) income	—	—	—	(5,666)	—	(5,666)	1	(5,665)
Dividends declared	—	—	—	—	(21,219)	(21,219)	—	(21,219)
Shares issued in connection with deferred compensation plan, net	818,949	8	(8)	—	(12,287)	(12,287)	—	(12,287)
Shares issued in connection with executive bonus plan, net	34,899	1	2,025	—	(886)	1,140	—	1,140
Shares issued for stock grants, net	20,247	—	675	—	—	675	—	675
Stock-based compensation expense	—	—	20,194	—	—	20,194	—	20,194
Shares related to restricted stock, net	8,715	—	—	—	(161)	(161)	—	(161)
Repurchases of Class B common stock under approved program	(2,709,894)	(27)	—	—	(85,027)	(85,054)	—	(85,054)
Balance, June 30, 2026	301,777,599	$3,018	$1,348,863	$(86,393)	$(63,446)	$1,202,042	$(16)	$1,202,026

	Three Months Ended June 30, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, March 31, 2025	302,909,806	$3,029	$1,239,817	$(97,583)	$(47,681)	$1,097,582	$107	$1,097,689
Net income	—	—	—	—	70,482	70,482	18	70,500
Other comprehensive income	—	—	—	28,488	—	28,488	4	28,492
Dividends declared	—	—	—	—	(21,295)	(21,295)	—	(21,295)
Shares issued in connection with deferred compensation plan, net	883,626	9	(9)	—	(11,165)	(11,165)	—	(11,165)
Shares issued in connection with executive bonus plan, net	26,727	—	2,062	—	(902)	1,160	—	1,160
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	17,007	—	—	17,007	—	17,007
Shares related to restricted stock, net	104,465	1	(1)	—	(809)	(809)	—	(809)
Repurchases of Class B common stock under approved program	(499,143)	(5)	—	—	(20,004)	(20,009)	—	(20,009)
Balance, June 30, 2025	303,438,072	$3,034	$1,259,476	$(69,095)	$(31,374)	$1,162,041	$129	$1,162,170

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2026
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2025	302,355,097	$3,024	$1,301,205	$(74,558)	$(40,258)	$1,189,413	$79	$1,189,492
Net income (loss)	—	—	—	—	173,959	173,959	(95)	173,864
Other comprehensive loss	—	—	—	(11,835)	—	(11,835)	—	(11,835)
Dividends declared	—	—	—	—	(42,444)	(42,444)	—	(42,444)
Shares issued in connection with deferred compensation plan, net	2,093,487	21	(21)	—	(21,571)	(21,571)	—	(21,571)
Shares issued in connection with executive bonus plan, net	55,583	1	3,453	—	(1,510)	1,944	—	1,944
Shares issued in connection with employee stock purchase plan, net	164,906	1	5,499	—	(178)	5,322	—	5,322
Shares issued for stock grants, net	20,247	—	675	—	—	675	—	675
Stock-based compensation expense	—	—	38,060	—	—	38,060	—	38,060
Shares related to restricted stock, net	836,021	8	(8)	—	(6,406)	(6,406)	—	(6,406)
Repurchases of Class B common stock under approved program	(3,747,742)	(37)	—	—	(125,038)	(125,075)	—	(125,075)
Balance, June 30, 2026	301,777,599	$3,018	$1,348,863	$(86,393)	$(63,446)	$1,202,042	$(16)	$1,202,026

	Six Months Ended June 30, 2025
						Total
				Accumulated		Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120
Net income (loss)	—	—	—	—	161,850	161,850	(12)	161,838
Other comprehensive income	—	—	—	34,983	—	34,983	8	34,991
Dividends declared	—	—	—	—	(42,493)	(42,493)	—	(42,493)
Shares issued in connection with deferred compensation plan, net	1,572,829	16	(16)	—	(11,165)	(11,165)	—	(11,165)
Shares issued in connection with executive bonus plan, net	49,545	—	3,124	—	(902)	2,222	—	2,222
Shares issued in connection with employee stock purchase plan, net	130,212	1	5,311	—	(169)	5,143	—	5,143
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	32,480	—	—	32,480	—	32,480
Shares related to restricted stock, net	868,606	9	(9)	—	(12,543)	(12,543)	—	(12,543)
Repurchases of Class B common stock under approved program	(1,173,041)	(12)	—	—	(50,011)	(50,023)	—	(50,023)
Balance, June 30, 2025	303,438,072	$3,034	$1,259,476	$(69,095)	$(31,374)	$1,162,041	$129	$1,162,170

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$173,864	$161,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,191	31,389
Deferred income taxes	17,847	(2,646)
Stock-based compensation expense	42,940	36,995
Deferred compensation plan	10,587	6,338
Amortization of deferred debt issuance costs	2,189	3,788
Change in fair value of derivative	(834)	7,711
Foreign currency remeasurement loss	1,238	1,547
Other	(12,908)	593
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	(18,586)	36,570
Prepaid and other assets	3,000	7,536
Accounts payable, accruals, and other liabilities	(5,247)	(29,396)
Cloud Services Subscription deposits	37,260	27,426
Deferred revenues	(12,813)	(13,200)
Income taxes payable, net of prepaid income taxes	(5,807)	4,011
Net cash provided by operating activities	264,921	280,500
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(13,266)	(7,135)
Net cash used in investing activities	(13,266)	(7,135)
Cash flows from financing activities:
Proceeds from credit facility	1,064,961	236,089
Repayments of credit facility	(969,055)	(371,404)
Proceeds from term loan	550,000	—
Repayments of convertible senior notes	(677,830)	(9,797)
Payments of dividends	(42,444)	(42,493)
Proceeds from stock purchases under employee stock purchase plan	5,500	5,312
Payments for shares acquired including shares withheld for taxes	(29,665)	(24,779)
Repurchases of Class B common stock under approved program	(125,075)	(50,023)
Other	(1,331)	(414)
Net cash used in financing activities	(224,939)	(257,509)
Effect of exchange rate changes on cash and cash equivalents	(3,013)	9,781
Increase in cash and cash equivalents	23,703	25,637
Cash and cash equivalents, beginning of period	123,278	64,009
Cash and cash equivalents, end of period	$146,981	$89,646

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Supplemental information:
Cash paid for income taxes (1)	$28,417	$31,477
Income tax refunds	$225	$1,770
Cash paid for interest	$15,318	$3,324
Non-cash investing and financing activities:
Share-settled executive bonus plan awards	$3,454	$3,124

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
Accounting Policies
Software Development Costs — Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to specified projects once technological feasibility is established. Total costs capitalized under the ACDP were $484 for both the three months ended June 30, 2026 and 2025, and $1,073 and $806 for the six months ended June 30, 2026 and 2025, respectively. Additionally, total ACDP related amortization was $336 and $795 for the three months ended June 30, 2026 and 2025, respectively, and $424 and $1,550 for the six months ended June 30, 2026 and 2025, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $10,771 and $10,270 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal‑use information technology systems, including a new enterprise‑wide administrative and business management platform, for which it incurs implementation costs.
Capitalized internal-use software implementation costs are included in the consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Prepaid and other current assets	$5,917	$4,556
Other assets	20,881	21,617
Total internal-use software implementation costs	$26,798	$26,173

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
In March 2024, the SEC adopted the final rule under SEC Release No. 33‑11275, The Enhancement and Standardization of Climate‑Related Disclosures for Investors. The final rule requires registrants to disclose certain climate‑related information in registration statements and annual reports. The final rule disclosure requirements would have begun phasing in prospectively for the Company’s fiscal year beginning January 1, 2025. In April 2024, the SEC issued an order staying the final rule pending completion of a judicial review of certain petitions challenging their validity. In March 2025, the SEC voted to end its defense of the final rule. In September 2025, judicial review was suspended awaiting SEC clarity on its position. In May 2026, the SEC issued a formal proposal to rescind the final rule in its entirety. The Company will continue to monitor the formal administrative outcomes of the SEC’s rescission proposal and evaluate the potential impact of the final rule, if any, on its consolidated financial statements disclosures.
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

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Subscriptions:
Enterprise subscriptions (1)	$169,202	$151,659	$341,602	$302,137
SELECT subscriptions	66,280	67,284	133,303	129,444
Term license subscriptions	143,153	114,509	296,214	244,189
Subscriptions	378,635	333,452	771,119	675,770
Perpetual licenses	9,707	10,193	18,764	20,985
Subscriptions and licenses	388,342	343,645	789,883	696,755
Services:
Recurring	3,854	4,468	6,916	7,623
Other	18,531	15,993	38,109	30,270
Services	22,385	20,461	45,025	37,893
Total revenues	$410,727	$364,106	$834,908	$734,648

(1)Enterprise subscriptions are primarily revenues attributable to Enterprise 365 (“E365”) subscriptions of $168,730 and $150,166 for the three months ended June 30, 2026 and 2025, respectively, and $337,869 and $297,070 for the six months ended June 30, 2026 and 2025, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended June 30, 2026 and 2025, the Company recognized $215,494 and $184,341 of license related revenues, respectively, of which $205,787 and $174,148, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized $445,800 and $385,379 of license related revenues, respectively, of which $427,036 and $364,394, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Americas (1)	$219,367	$194,059	$445,001	$393,034
Europe, the Middle East, and Africa (“EMEA”)	122,782	105,414	249,023	212,419
Asia-Pacific (“APAC”)	68,578	64,633	140,884	129,195
Total revenues	$410,727	$364,106	$834,908	$734,648

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $168,637 and $155,358 for the three months ended June 30, 2026 and 2025, respectively, and $339,929 and $308,387 for the six months ended June 30, 2026 and 2025, respectively.

The Company derived 6% of its total revenues through channel partners during each of the three and six months ended June 30, 2026 and 2025.
Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, unbilled accounts receivable were $199,958 and $182,315, respectively.
Contract Balances
As of June 30, 2026 and December 31, 2025, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of June 30, 2026 or December 31, 2025.
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
For the six months ended June 30, 2026, $191,560 of revenues that were included in the December 31, 2025 deferred revenues balance were recognized. There were additional deferrals of $182,639 for the six months ended June 30, 2026, which were primarily related to new billings. For the six months ended June 30, 2025, $175,935 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $163,049 for the six months ended June 30, 2025, which were primarily related to new billings.
As of June 30, 2026 and December 31, 2025, the Company deferred $19,473 and $19,822, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2026, amounts allocated to these remaining performance obligations are $280,641, of which the Company expects to recognize approximately 94% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions
The Company did not complete any acquisitions during the six months ended June 30, 2026 or 2025.
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

Note 5: Property and Equipment
Property and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Land	$1,341	$1,341
Building and improvements	42,498	34,429
Computer equipment and software	67,141	62,274
Furniture, fixtures, and equipment	11,457	12,653
Aircraft	2,038	2,038
Other	66	65
Property and equipment, at cost	124,541	112,800
Less: Accumulated depreciation	(82,168)	(76,769)
Total property and equipment, net	$42,373	$36,031
Depreciation expense was $4,026 and $3,453 for the three months ended June 30, 2026 and 2025, respectively, and $7,896 and $6,798 for the six months ended June 30, 2026 and 2025, respectively.
Note 6: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2025	$2,482,154
Foreign currency translation adjustments	(13,211)
Other adjustments	58
Balance, June 30, 2026	$2,469,001
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

	Remaining Weighted Average Useful Life as of June 30, 2026	June 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	2.4 years	$87,445	$(76,225)	$11,220	$88,183	$(70,058)	$18,125
Customer relationships	5.0 years	314,630	(185,651)	128,979	332,959	(189,838)	143,121
Trademarks	5.4 years	77,500	(48,743)	28,757	77,764	(45,992)	31,772
Total intangible assets		$479,575	$(310,619)	$168,956	$498,906	$(305,888)	$193,018

The aggregate amortization expense for purchased intangible assets with finite lives is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of subscriptions and licenses	$3,260	$3,204	$6,882	$6,440
Amortization of purchased intangibles	8,294	8,201	16,729	16,409
Total amortization expense	$11,554	$11,405	$23,611	$22,849
Note 7: Investments
Investments consist of the following:

	June 30, 2026	December 31, 2025
Non-marketable equity investments	$39,214	$25,298
Equity method investments	2,701	2,622
Total investments	$41,915	$27,920
During the three months ended June 30, 2026, we recorded a step-up in fair value of two of the Company’s investees and, as a result, recognized remeasurement gains of $13,958, which were recorded in Other income (expense), net in the consolidated statements of operations (see Note 20).
Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of June 30, 2026, the Company’s leases have remaining terms of less than one year to 11 years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost (1)	$4,097	$3,800	$8,097	$7,577
Variable lease cost	1,070	1,006	2,376	2,177
Total operating lease cost	$5,167	$4,806	$10,473	$9,754

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $3,855 and $3,546 for the three months ended June 30, 2026 and 2025, respectively, and $7,646 and $7,078 for the six months ended June 30, 2026 and 2025, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash paid for operating leases included in operating cash flows	$7,911	$8,156
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,188	$3,265

The weighted average remaining lease term for operating leases was 5.7 years and 3.8 years as of June 30, 2026 and December 31, 2025, respectively. The weighted average discount rate was 5.6% and 5.4% as of June 30, 2026 and December 31, 2025, respectively.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued benefits	$48,179	$45,120
Accrued compensation	31,199	45,776
Other accrued and current liabilities	102,656	82,359
Total accruals and other current liabilities	$182,034	$173,255
Note 10: Long-Term Debt
Long‑term debt consists of the following:

	June 30, 2026	December 31, 2025
Credit Facility:
Revolving loan facility due October 2029	$95,906	$—
Term loan due October 2029	550,000	—
Convertible senior notes due January 2026 (the “2026 Notes”)	—	677,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(3,726)	(3,918)
Total debt	1,217,180	1,248,912
Less: Current portion of long-term debt	(6,875)	—
Total long-term debt	$1,210,305	$1,248,912
The Company had $150 of letters of credit outstanding as of June 30, 2026 and December 31, 2025 under its second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”). As of June 30, 2026 and December 31, 2025, the Company had $1,203,944 and $1,299,850, respectively, available under the Credit Facility.
On April 23, 2026, the Company entered into a First Amendment and Incremental Facility Agreement to the Credit Facility with a syndicate of banks (the “First Amendment”), which provided for a new $550,000 senior secured term loan (the “Term Loan”). The maturity date of the Term Loan is October 18, 2029, subject to a “incremental term maturity date” on the date that is 91 days prior to the maturity date of the Company’s outstanding convertible debt, unless on such date the Company meets certain liquidity requirements. Voluntary prepayments under the Term Loan are permitted at any time without payment of any prepayment premiums. The Term Loan is subject to quarterly amortization equal to 1.25% of the initial aggregate principal amount of the Term Loan, on the last business day of each fiscal quarter of the Company commencing on June 30, 2027. Debt issuance costs related to the Term Loan were not material. The Company used the Term Loan borrowings to repay portions of the revolving indebtedness outstanding under the Credit Facility.
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
During the first quarter of 2025, the Company paid $9,797 in cash to repurchase $10,000 aggregate principal amount of its outstanding 2026 Notes through open market transactions resulting in an insignificant gain, which was recorded in Other income (expense), net in the consolidated statements of operations for the six months ended June 30, 2025. The 2026 Notes were repurchased under the BSY Stock Repurchase Program (the “Repurchase Program”) authorization (see Note 13).
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants. Furthermore, none of the conditions to early convert had been met for the 2027 Notes as of June 30, 2026 and December 31, 2025.
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contractual interest expense	$(8,453)	$(1,932)	$(15,977)	$(4,375)
Amortization of deferred debt issuance costs	(1,054)	(1,894)	(2,189)	(3,788)
Other interest expense	(53)	(30)	(83)	(101)
Interest income	457	337	946	937
Total interest expense, net	$(9,103)	$(3,519)	$(17,303)	$(7,327)
The weighted average interest rate on borrowings under the Credit Facility were 5.00% and 6.24% for the three months ended June 30, 2026 and 2025, respectively, and 5.15% and 6.22% for the six months ended June 30, 2026 and 2025, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
The incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $2,274 and $2,393 for the three months ended June 30, 2026 and 2025, respectively, and $5,140 and $4,828 for the six months ended June 30, 2026 and 2025, respectively.
Career Stock Program
The Company maintains an equity‑based incentive program to compensate a limited set of executives (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”). During the three months ended March 31, 2026, the Company granted 111,136 RSUs with a fair value of $4,422 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2025. During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of June 30, 2026, there was $4,972 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.3 years.

Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of June 30, 2026, shares of Class B common stock available for future issuance under the DCP were 5,178,038.
For the three and six months ended June 30, 2026 and 2025, there were no DCP elective participant deferrals and no discretionary contributions made to the DCP. As of June 30, 2026 and December 31, 2025, phantom shares of the Company’s Class B common stock issuable by the DCP were 8,149,496 and 10,805,223, respectively.
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
Deferred compensation plan expense was $11,661 and $7,584 for the three months ended June 30, 2026 and 2025, respectively, and $10,587 and $6,338 for the six months ended June 30, 2026 and 2025, respectively.
The total liabilities related to the DCP are included in the consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Accruals and other current liabilities	$4,687	$4,294
Deferred compensation plan liabilities	112,736	106,831
Total DCP liabilities	$117,423	$111,125
Note 13: Common Stock
BSY Stock Repurchase Program
The Company’s Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $500,000 of the Company’s Class B common stock and/or outstanding convertible senior notes through December 31, 2028. As of June 30, 2026, $356,558 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
During the six months ended June 30, 2026, the Company repurchased 3,747,742 shares for $125,075 under the Repurchase Program. During the six months ended June 30, 2025, the Company repurchased 1,173,041 shares for $50,023, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program.
Common Stock Conversions, Issuances, Sales, and Repurchases
During the six months ended June 30, 2026, 22,500 shares of Class A common stock were converted to Class B common stock.

During the six months ended June 30, 2026, the Company issued 2,093,487 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 598,006 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $21,571. During the six months ended June 30, 2025, the Company issued 1,572,829 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 274,556 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $11,165.
During the six months ended June 30, 2026, the Company issued 55,583 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 43,214 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $1,510. During the six months ended June 30, 2025, the Company issued 49,545 shares of Class B common stock in connection with the Bonus Plan incentive compensation, net of 20,779 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $902.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2026:
Second quarter	$0.07	$21,219
First quarter	$0.07	$21,225
2025:
Second quarter	$0.07	$21,295
First quarter	$0.07	$21,198
Global Employee Stock Purchase Plan
During the six months ended June 30, 2026, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 164,906 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,500. Of the total 169,569 shares purchased, 4,663 shares were sold back to the Company to pay for applicable income tax withholdings of $178. During the six months ended June 30, 2025, colleagues who elected to participate in the ESPP purchased a total of 130,212 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $5,312. Of the total 133,840 shares purchased, 3,628 shares were sold back to the Company to pay for applicable income tax withholdings of $169. As of June 30, 2026 and December 31, 2025, $6,328 and $6,173 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of June 30, 2026, shares of Class B common stock available for future issuance under the ESPP were 23,572,787.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended June 30, 2026 and 2025:

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2026	$(79,232)	$(1,495)	$(80,727)
Other comprehensive loss, before taxes	(5,654)	(13)	(5,667)
Tax benefit	—	2	2
Other comprehensive loss, net of taxes	(5,654)	(11)	(5,665)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	1	—	1
Balance, June 30, 2026	$(84,887)	$(1,506)	$(86,393)

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, March 31, 2025	$(97,432)	$(151)	$(97,583)
Other comprehensive income, before taxes	28,465	35	28,500
Tax expense	—	(8)	(8)
Other comprehensive income, net of taxes	28,465	27	28,492
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	—	4
Balance, June 30, 2025	$(68,971)	$(124)	$(69,095)

Accumulated other comprehensive loss consists of the following during the six months ended June 30, 2026 and 2025:

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2025	$(74,553)	$(5)	$(74,558)
Other comprehensive loss, before taxes	(10,334)	(2,004)	(12,338)
Tax benefit	—	503	503
Other comprehensive loss, net of taxes	(10,334)	(1,501)	(11,835)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, June 30, 2026	$(84,887)	$(1,506)	$(86,393)

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)
Other comprehensive income, before taxes	34,937	70	35,007
Tax expense	—	(16)	(16)
Other comprehensive income, net of taxes	34,937	54	34,991
Less: Other comprehensive income (loss) attributable to noncontrolling interest	8	—	8
Balance, June 30, 2025	$(68,971)	$(124)	$(69,095)
Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
RSUs expense	$19,417	$16,495	$36,799	$31,442
Bonus Plan expense (see Note 11)	1,668	1,828	3,812	3,652
ESPP expense (see Note 13)	988	670	1,654	1,301
Stock grants expense	675	600	675	600
Total stock-based compensation expense (1)	$22,748	$19,593	$42,940	$36,995

(1)As of June 30, 2026 and December 31, 2025, $2,047 and $1,814 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.

Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of subscriptions and licenses	$896	$918	$2,115	$2,050
Cost of services	492	587	1,204	1,308
Research and development	6,479	5,854	13,097	11,053
Selling and marketing	5,024	4,206	9,012	7,963
General and administrative	9,857	8,028	17,512	14,621
Total stock-based compensation expense	$22,748	$19,593	$42,940	$36,995
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of June 30, 2026, equity awards available for future grants under the 2020 Plan were 16,303,754.
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
The following is a summary of unvested RSUs activity and related information:

					Time-	Performance-
					Based	Based
					Weighted	Weighted
					Average	Average
		Time-		Performance-	Grant Date	Grant Date
	Total	Based		Based	Fair Value	Fair Value
	RSUs	RSUs		RSUs	Per Share	Per Share
Unvested, December 31, 2025	3,408,609	3,163,771		244,838	$43.96	$42.10
Granted	2,478,586	1,934,288		544,298	$35.90	$39.67
Vested	(1,006,254)	(795,333)		(210,921)	$42.23	$40.21
Forfeited and canceled	(137,804)	(137,421)		(383)	$42.65	$40.11
Unvested, June 30, 2026	4,743,137	4,165,305	(1)	577,832	$40.59	$40.50

(1)Includes 51,683 RSUs which are expected to be settled in cash.

The weighted average grant date fair values of RSUs granted were $36.73 and $40.54 for the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026 and 2025, RSUs were issued net of 168,613 and 276,569 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $6,406 and $12,543, respectively.
As of June 30, 2026, there was $130,595 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2026, there was $18,178 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.5 years.
Stock Grants
During the six months ended June 30, 2026 and 2025, the Company granted 20,247 and 12,591 fully vested shares of Class B common stock, respectively, with a fair value of $675 and $600, respectively.
Note 16: Income Taxes
The following is a summary of income before income taxes, provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income before income taxes	$95,069	$79,315	$213,626	$191,140
Provision for income taxes	$16,609	$8,876	$39,764	$29,364
Effective tax rate	17.5%	11.2%	18.6%	15.4%
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

The following methods and assumptions were used by the Company in estimating its fair value measurements for Level 2 financial instruments as of June 30, 2026 and December 31, 2025:
Interest Rate Swap — The fair value of the Company’s interest rate swap asset or liability is determined using an income approach and is measured based on the implied forward rates for the remaining term of the interest rate swap. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy.
Long-Term Debt — The fair value of the Company’s borrowings under the Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was $552,288 and $543,059, respectively. The estimated fair value of the 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

June 30, 2026	Level 1	Level 2	Total
Assets:
Money market funds (1)	$59,867	$—	$59,867
Interest rate swap (2)	—	22,768	22,768
Total assets	$59,867	$22,768	$82,635
Liabilities:
Deferred compensation plan liabilities (3)	$117,423	$—	$117,423
Cash-settled equity awards (4)	236	—	236
Total liabilities	$117,659	$—	$117,659

December 31, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$17,838	$—	$17,838
Interest rate swap (2)	—	21,934	21,934
Total assets	$17,838	$21,934	$39,772
Liabilities:
Deferred compensation plan liabilities (3)	$111,125	$—	$111,125
Cash-settled equity awards (4)	361	—	361
Total liabilities	$111,486	$—	$111,486

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $4,687 and $4,294 as of June 30, 2026 and December 31, 2025, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.

Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the six months ended June 30, 2026, the Company entered into approximately $204,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software and for internal-use software costs. As of June 30, 2026, total non‑cancelable future cash purchase commitments were approximately $249,600 to be paid through 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company’s future financial position, results of operations, or cash flows.
Note 19: Segment and Geographic Information
The Company operates and manages its business in a single reportable segment, the development and marketing of computer software and related services. The Company defines its chief operating decision maker (“CODM”) to be its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company’s reported measures of profit or loss for segment reporting purposes are Net income and Adjusted operating income less operating stock‑based compensation expense (“AOI less Operating SBC”). The CODM is regularly provided Net income and AOI less Operating SBC to understand the Company’s financial and operating results across accounting periods and for comparison of the Company’s results to those of other companies. The CODM regularly reviews AOI less Operating SBC for internal budgeting and forecasting purposes, to evaluate operating performance, and to make decisions on allocation of resources. The CODM does not use segment asset information to evaluate operating performance or allocate resources.
The presentation of Net income is included in the consolidated statements of operations. AOI less Operating SBC is a non‑GAAP financial measure and is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑ and equity‑settled retention incentives provided to key employees of acquired companies), integration costs, and realignment expenses (income), for the respective periods.
The Company uses AOI less Operating SBC as its primary performance measure because management believes it better reflects the Company’s core operating results by excluding items that are not indicative of the ordinary operation of its business, including costs arising directly from acquisition activity and the costs of discrete realignment initiatives. Consistent with that objective, the Company refined the measure during 2026: beginning in the first quarter of 2026, the Company expanded its acquisition expenses adjustment to include cash- and equity‑settled retention incentives provided to key employees of acquired companies, and renamed the measure from “AOI less SBC” to “AOI less Operating SBC”; and beginning in the second quarter of 2026, applying the same principle, the Company began adjusting for integration costs incurred to integrate acquired businesses into its operations. The Company continues to adjust for discrete realignment initiatives, and does not adjust for severance or organizational and workforce changes undertaken in the ordinary course of managing its business, which remain reflected in AOI less Operating SBC. Prior period amounts have been revised to conform to the current definition; no integration costs were incurred in periods prior to the second quarter of 2026.

Reconciliation of operating income to AOI less Operating SBC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating income	$88,608	$84,430	$214,868	$199,614
Amortization of purchased intangibles (see Note 6)	11,554	11,405	23,611	22,849
Deferred compensation plan	11,661	7,584	10,587	6,338
Acquisition expenses (1)	2,413	3,350	6,093	6,276
Integration costs (2)	1,800	—	1,800	—
Realignment expenses (income) (3)	—	—	—	—
AOI less Operating SBC	$116,036	$106,769	$256,959	$235,077

Further explanation of certain of the Company’s adjustments in arriving at AOI less Operating SBC are as follows:
(1)Acquisition expenses. The Company incurs expenses for professional services rendered in connection with business combinations, which are recorded in general and administrative expenses in the Company’s GAAP consolidated statements of operations. Also included in the Company’s acquisition expenses are cash- and equity‑settled retention incentives provided to key employees of the acquired companies.
(2)Integration costs. Integration costs are incremental costs incurred to integrate and consolidate acquired businesses with the Company’s existing operations, including where it combines an acquired business with an existing business and consolidate overlapping teams, products, and systems. These costs consist primarily of employee severance and related personnel costs arising from such consolidation, and also include contract termination costs and costs to combine or migrate systems, platforms, and processes, and, to a lesser extent, charges to exit or consolidate facilities or other assets, in each case incurred as a direct result of an acquisition. The Company excludes these costs when evaluating its continuing operational performance because they result from acquisition activity rather than the ordinary course of business. Integration costs do not include costs of discrete realignment initiatives that are not undertaken in connection with an acquisition, which are reported as realignment expenses (income). Integration costs may recur to the extent the Company completes and integrates additional acquisitions.
(3)Realignment expenses (income). Realignment expenses (income) consist of the costs of discrete, significant realignment initiatives that the Company formally approves and that have a defined scope of actions and completion timeline—such as a broad reorganization or workforce-reduction program—including employee severance and related personnel costs and associated facility or asset costs. Such initiatives arise from time to time, and the related costs may recur in future periods. The Company excludes these amounts when evaluating its continuing operational performance because such initiatives are distinct from the ordinary course of business. The Company does not adjust for severance or organizational and workforce changes undertaken in the ordinary course of managing its business, which remain reflected in the measure.
“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment and optimization of the Company’s colleagues, and third‑party personnel expenses and related overhead. Certain of these amounts—cash- and equity‑settled retention incentives provided to key employees of acquired companies, integration costs, and the costs of discrete realignment initiatives—are excluded in deriving AOI less Operating SBC, as described in the reconciliation above. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $236,745 and $209,081 for the three months ended June 30, 2026 and 2025, respectively, and $465,087 and $408,690 for the six months ended June 30, 2026 and 2025, respectively, are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations.

Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $95,467 and $84,525 for the three months ended June 30, 2026 and 2025, respectively, and $195,957 and $164,120 for the six months ended June 30, 2026 and 2025, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s AOI less Operating SBC measure of profit or loss for segment reporting purposes, other segment items were $62,119 and $51,596 for the three months ended June 30, 2026 and 2025, respectively, and $120,697 and $97,125 for the six months ended June 30, 2026 and 2025, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Within the reconciliation of AOI less Operating SBC, cash- and equity‑settled retention incentives provided to key employees of acquired companies included as a component of acquisition expenses totaling $2,373 and $3,340 for the three months ended June 30, 2026 and 2025, respectively, and $6,035 and $6,244 for the six months ended June 30, 2026 and 2025, respectively, are excluded from the calculation of headcount‑related costs. Additionally, within the reconciliation of AOI less Operating SBC, integration costs of $1,800 for both the three and six months ended June 30, 2026 are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	June 30, 2026	December 31, 2025
Americas (1)	$195,971	$213,352
EMEA	32,534	31,684
APAC	25,327	15,154
Total long-lived assets	$253,832	$260,190

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other Income (Expense), Net
Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$758	$(3,339)	$834	$(7,711)
Foreign exchange (1)	(611)	196	(1,721)	2,944
Receipts related to interest rate swap	1,522	1,874	3,051	3,738
Other income (expense), net (2)	13,895	(327)	13,897	(118)
Total other income (expense), net	$15,564	$(1,596)	$16,061	$(1,147)

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other income (expense), net for the three and six months ended June 30, 2026 includes remeasurement gains on non‑marketable equity investments of $13,958 (see Note 7).
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
The Company may issue performance-based RSUs that meet the definition of participating securities, as the holders are entitled to non-forfeitable dividend rights upon the declaration of dividends on the Company’s common stock. As of June 30, 2026, no participating securities were outstanding and as of June 30, 2025, 206,013 participating securities were outstanding.
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

The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Bentley Systems	$78,573	$70,482	$173,959	$161,850
Less: Net income attributable to Bentley Systems allocated to participating securities	—	(11)	—	(29)
Basic net income attributable to Bentley Systems stockholders	78,573	70,471	173,959	161,821
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	873	1,714	1,882	3,283
Diluted net income attributable to Bentley Systems stockholders	$79,446	$72,185	$175,841	$165,104

Denominator:
Basic weighted average shares	311,784,740	314,622,491	312,227,764	314,894,050
Dilutive effect of RSUs	26,562	574,768	291,769	638,912
Dilutive effect of ESPP	237,593	148,900	126,710	84,019
Dilutive effect of assumed conversion of convertible senior notes	6,908,797	17,477,861	7,789,552	17,533,301
Diluted weighted average shares	318,957,692	332,824,020	320,435,795	333,150,282

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.25	$0.22	$0.56	$0.51
Diluted	$0.25	$0.22	$0.55	$0.50
RSUs of 3,518,084 and 314,348 for the three months ended June 30, 2026 and 2025, respectively, and 2,133,053 and 277,635 for the six months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders because their effect would have been anti‑dilutive.
The Company repaid the 2026 Notes at maturity on January 15, 2026, and no shares of the Company’s Class B common stock were issued upon settlement. Following the repayment, the 2026 Notes no longer represent potential common shares and were excluded from the dilutive effect of assumed conversion for periods after that date.

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
Executive Summary:
•Total revenues were $410,727 for the three months ended June 30, 2026, up 12.8% or 12.2% on a constant currency basis(1) compared to the three months ended June 30, 2025. Total revenues were $834,908 for the six months ended June 30, 2026, up 13.6% or 12.1% on a constant currency basis(1) compared to the six months ended June 30, 2025;
•Subscriptions revenues were $378,635 for the three months ended June 30, 2026, up 13.6% or 13.0% on a constant currency basis(1) compared to the three months ended June 30, 2025. Subscriptions revenues were $771,119 for the six months ended June 30, 2026, up 14.1% or 12.6% on a constant currency basis(1) compared to the six months ended June 30, 2025;
•Annualized recurring revenues (“ARR”)(2) was $1,535,988 as of June 30, 2026, compared to $1,379,161 as of June 30, 2025. Constant currency(1) ARR growth rate(2) was 12%;
•Last twelve-month recurring revenues dollar-based net retention rate(2) was 109% as of June 30, 2026, consistent with the same period in the prior year;
•Operating income was $88,608 for the three months ended June 30, 2026, compared to $84,430 for the three months ended June 30, 2025. Operating income was $214,868 for the six months ended June 30, 2026, compared to $199,614 for the six months ended June 30, 2025;
•AOI less Operating SBC(1) was $116,036 for the three months ended June 30, 2026, compared to $106,769 for the three months ended June 30, 2025. AOI less Operating SBC(1) was $256,959 for the six months ended June 30, 2026, compared to $235,077 for the six months ended June 30, 2025; and
•Cash flows from operating activities were $264,921 for the six months ended June 30, 2026, compared to $280,500 for the six months ended June 30, 2025.

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
Revenues
Consolidated Revenues

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Subscriptions	$378,635	$333,452	13.6%	13.0%	$771,119	$675,770	14.1%	12.6%
Perpetual licenses	9,707	10,193	(4.8%)	(6.0%)	18,764	20,985	(10.6%)	(12.2%)
Subscriptions and licenses	388,342	343,645	13.0%	12.4%	789,883	696,755	13.4%	11.8%
Services	22,385	20,461	9.4%	8.7%	45,025	37,893	18.8%	16.5%
Total revenues	$410,727	$364,106	12.8%	12.2%	$834,908	$734,648	13.6%	12.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three and six months ended June 30, 2026 was primarily driven by an increase in subscriptions revenues, and to a lesser extent, an increase in services revenues, partially offset by a decrease in perpetual licenses revenues. Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
Subscriptions. For the three and six months ended June 30, 2026, subscriptions revenues increased $45,183 ($43,382 on a constant currency basis) and $95,349 ($85,116 on a constant currency basis), respectively, primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Increases in subscriptions revenues for the three and six months ended June 30, 2026 were led by Bentley Open Applications and Seequent applications, and to a lesser extent, Bentley Infrastructure Cloud.
Perpetual licenses. For the three and six months ended June 30, 2026, perpetual licenses revenues decreased $486 ($610 on a constant currency basis) and $2,221 ($2,556 on a constant currency basis), respectively.
Services. For the three and six months ended June 30, 2026, services revenues increased $1,924 ($1,771 on a constant currency basis) and $7,132 ($6,267 on a constant currency basis), respectively, primarily due to strength in Maximo‑related work within our digital integrator.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Americas	$219,367	$194,059	13.0%	12.6%	$445,001	$393,034	13.2%	12.7%
EMEA	122,782	105,414	16.5%	15.1%	249,023	212,419	17.2%	13.5%
APAC	68,578	64,633	6.1%	6.5%	140,884	129,195	9.0%	8.0%
Total revenues	$410,727	$364,106	12.8%	12.2%	$834,908	$734,648	13.6%	12.1%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three and six months ended June 30, 2026, revenues from the Americas increased $25,308 ($24,414 on a constant currency basis) and $51,967 ($49,737 on a constant currency basis), respectively, primarily due to expansion of our subscriptions revenues from existing accounts in the U.S. and Canada, as well as increases in our subscription revenues from new accounts.
EMEA. For the three and six months ended June 30, 2026, revenues from EMEA increased $17,368 ($15,940 on a constant currency basis) and $36,604 ($28,727 on a constant currency basis), respectively, primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom, the Middle East, and Africa, as well as increases in our subscriptions revenues from new accounts, and to a lesser extent, an increase in services revenues.
APAC. For the three and six months ended June 30, 2026, revenues from APAC increased $3,945 ($4,189 on a constant currency basis) and $11,689 ($10,363 on a constant currency basis), respectively, primarily due to expansion of our subscriptions revenues from existing accounts in India and Australia, as well as increases in our subscriptions revenues from new accounts, partially offset by a decline in perpetual licenses and services revenues.
Cost of Revenues and Operating Expenses
Cost of Revenues

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Cost of subscriptions and licenses	$54,027	$47,758	13.1%	11.7%	$107,125	$94,256	13.7%	11.8%
Cost of services	19,960	21,018	(5.0%)	(6.6%)	40,636	40,179	1.1%	(2.0%)
Total cost of revenues	$73,987	$68,776	7.6%	6.1%	$147,761	$134,435	9.9%	7.7%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three and six months ended June 30, 2026, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in cloud-related costs of $4,206 and $9,889, respectively.
Cost of services. For the three and six months ended June 30, 2026, on a constant currency basis, cost of services expenses decreased primarily due to a decrease in headcount‑related costs of $1,283 and $615, respectively, mainly due to decreases in headcount, and annual and other compensation costs, partially offset by an increase in third‑party personnel costs.

Operating Expenses

			Change				Change
	Three Months Ended			Constant	Six Months Ended			Constant
	June 30,			Currency	June 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Research and development	$82,091	$75,385	8.9%	8.0%	$165,096	$147,835	11.7%	9.4%
Selling and marketing	80,870	69,873	15.7%	13.9%	156,142	132,932	17.5%	14.4%
General and administrative	65,216	49,857	30.8%	29.9%	123,725	97,085	27.4%	25.6%
Deferred compensation plan	11,661	7,584	53.8%	53.8%	10,587	6,338	67.0%	67.0%
Amortization of purchased intangibles	8,294	8,201	1.1%	1.1%	16,729	16,409	2.0%	1.5%
Total operating expenses	$248,132	$210,900	17.7%	16.5%	$472,279	$400,599	17.9%	15.6%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three and six months ended June 30, 2026, on a constant currency basis, research and development expenses increased primarily due to an increase in headcount‑related costs of $5,297 and $11,733, respectively, mainly due to increases in annual and other compensation costs.
Selling and marketing. For the three and six months ended June 30, 2026, on a constant currency basis, selling and marketing expenses increased primarily due to an increase in headcount‑related costs of $7,181 and $13,365, respectively, mainly due to increases in annual and other compensation costs, and an increase in promotional costs of $1,560 and $3,988, respectively.
General and administrative. For the three and six months ended June 30, 2026, on a constant currency basis, general and administrative expenses increased primarily due to higher headcount‑related costs of $9,392 and $16,527, respectively. This increase reflected annual compensation increases, higher bonuses, stock‑based compensation expense, and associated employment taxes, as well as strategic headcount expansion across our corporate functions, as we continue to scale the business. The comparison also reflects a prior-year period in which general and administrative expenses had decreased on a constant currency basis when compared to the same periods in 2024.
Additionally, general and administrative expenses increased in connection with our new enterprise-wide administrative and business management platform, which went live during the second quarter of 2026. This increase reflected higher software subscription costs, as well as certain non‑recurring costs, including incremental audit and internal-control implementation costs and higher travel costs associated with system testing and go-live activities. General and administrative expenses were also affected by lower capitalization of internal-use software implementation costs as compared to the prior-year period, during which a greater portion of these costs was deferred. We expect the higher software subscription costs and reduced capitalization associated with the platforms to continue to affect general and administrative expenses.
In addition, for the three and six months ended June 30, 2026, we recognized approximately $2,200 of non‑recurring third‑party costs associated with other corporate initiatives, which did not occur in the prior-year period.
Deferred compensation plan. For the three and six months ended June 30, 2026 and 2025, deferred compensation plan expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and six months ended June 30, 2026, amortization of purchased intangibles was flat compared to the same periods in the prior year.

Interest Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Interest expense	$(9,560)	$(3,856)	147.9%	$(18,249)	$(8,264)	120.8%
Interest income	457	337	35.6%	946	937	1.0%
Interest expense, net	$(9,103)	$(3,519)	158.7%	$(17,303)	$(7,327)	136.2%
For the three and six months ended June 30, 2026, interest expense, net increased compared to the same period in the prior year, primarily due to higher weighted average interest rates on borrowings following the January 2026 repayment of the 2026 Notes, which had a 0.125% coupon rate.
Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain (loss) from:
Change in fair value of interest rate swap	$758	$(3,339)	$834	$(7,711)
Foreign exchange (1)	(611)	196	(1,721)	2,944
Receipts related to interest rate swap	1,522	1,874	3,051	3,738
Other income (expense), net (2)	13,895	(327)	13,897	(118)
Total other income (expense), net	$15,564	$(1,596)	$16,061	$(1,147)

(1)Foreign exchange (loss) gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other income (expense), net for the three and six months ended June 30, 2026 includes remeasurement gains on non‑marketable equity investments of $13,958.
Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income before income taxes	$95,069	$79,315	$213,626	$191,140
Provision for income taxes	$16,609	$8,876	$39,764	$29,364
Effective tax rate	17.5%	11.2%	18.6%	15.4%
For the three and six months ended June 30, 2026, the effective tax rate was higher compared to the same period in the prior year primarily due to the impact of the decrease in discrete tax benefits related to stock-based compensation, net of the impact from officer compensation limitation provisions, recognized in the current year periods.

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

	June 30,
	2026	2025
ARR	$1,535,988	$1,379,161
Last twelve-months recurring revenues	$1,485,992	$1,309,010
Twelve-months ended constant currency (1):
ARR growth rate	12%	11.5%
Account retention rate	99%	99%
Recurring revenues dollar-based net retention rate	109%	109%

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 51% as of June 30, 2026 and 2025, with our E365 subscription offering representing 46% and 45% of total ARR as of June 30, 2026 and 2025, respectively.
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
The last twelve‑months recurring revenues for the periods ended June 30, 2026 compared to the last twelve‑months of the comparative twelve‑month period increased by $176,982. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended June 30, 2026 and 2025, 93% and 92%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 93% and 92% of our total revenues for the twelve months ended June 30, 2026 and 2025, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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

We use AOI less Operating SBC as our primary performance measure because we believe it better reflects our core operating results by excluding items that are not indicative of the ordinary operation of our business, including costs arising directly from our acquisition activity and the costs of discrete realignment initiatives. Consistent with that objective, we refined the measure during 2026: beginning in the first quarter of 2026, we expanded our acquisition expenses adjustment to include cash- and equity‑settled retention incentives provided to key employees of acquired companies, and renamed the measure from “AOI less SBC” to “AOI less Operating SBC”; and beginning in the second quarter of 2026, applying the same principle, we began adjusting for integration costs incurred to integrate acquired businesses into our operations. We continue to adjust for discrete realignment initiatives, and we do not adjust for severance or organizational and workforce changes undertaken in the ordinary course of managing our business, which remain reflected in AOI less Operating SBC. Prior period amounts have been revised to conform to the current definition; no integration costs were incurred in periods prior to the second quarter of 2026.
Adjusted Operating Income Less Operating Stock-Based Compensation Expense (“AOI less Operating SBC”)
AOI less Operating SBC is a non-GAAP financial measure and is used to measure the operational strength and performance of our business, as well as to assist in the evaluation of underlying trends in our business.
AOI less Operating SBC is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑ and equity‑settled retention incentives provided to key employees of acquired companies), integration costs, and realignment expenses (income), for the respective periods.
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
Adjusted operating income is defined as operating income adjusted for the following: amortization of purchased intangibles, expense (income) relating to deferred compensation plan liabilities, acquisition expenses (inclusive of cash‑ and equity‑settled retention incentives provided to key employees of acquired companies), integration costs, realignment expenses (income), and operating stock‑based compensation expense (non‑cash stock‑based compensation expense less equity‑settled retention incentives provided to key employees of acquired companies), for the respective periods.

Reconciliation of operating income to AOI less Operating SBC and to Adjusted operating income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating income	$88,608	$84,430	$214,868	$199,614
Amortization of purchased intangibles (1)	11,554	11,405	23,611	22,849
Deferred compensation plan (2)	11,661	7,584	10,587	6,338
Acquisition expenses (3)	2,413	3,350	6,093	6,276
Integration costs (4)	1,800	—	1,800	—
Realignment expenses (income) (5)	—	—	—	—
AOI less Operating SBC	116,036	106,769	256,959	235,077
Operating stock-based compensation expense (6)	21,796	17,773	39,768	32,990
Adjusted operating income	$137,832	$124,542	$296,727	$268,067

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
(3)Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are recorded in general and administrative expenses in our GAAP consolidated statements of operations. Also included in our acquisition expenses are cash‑ and equity‑settled retention incentives provided to key employees of the acquired companies. We exclude these acquisition expenses when we evaluate our continuing operational performance as we would not have otherwise incurred these expenses in the periods presented as part of our continuing operations.
(4)Integration costs. Integration costs are incremental costs incurred to integrate and consolidate acquired businesses with our existing operations, including where we combine an acquired business with an existing business and consolidate overlapping teams, products, and systems. These costs consist primarily of employee severance and related personnel costs arising from such consolidation, and also include contract termination costs and costs to combine or migrate systems, platforms, and processes, and, to a lesser extent, charges to exit or consolidate facilities or other assets, in each case incurred as a direct result of an acquisition. We exclude these costs when evaluating our continuing operational performance because they result from acquisition activity rather than the ordinary course of business. Integration costs do not include costs of discrete realignment initiatives that are not undertaken in connection with an acquisition, which are reported as realignment expenses (income). Integration costs may recur to the extent we complete and integrate additional acquisitions.
(5)Realignment expenses (income). Realignment expenses (income) consist of the costs of discrete, significant realignment initiatives that we formally approve and that have a defined scope of actions and completion timeline—such as a broad reorganization or workforce-reduction program—including employee severance and related personnel costs and associated facility or asset costs. Such initiatives arise from time to time, and the related costs may recur in future periods. We exclude these amounts when evaluating our continuing operational performance because such initiatives are distinct from the ordinary course of business. We do not adjust for severance or organizational and workforce changes undertaken in the ordinary course of managing our business, which remain reflected in the measure.
(6)Operating stock‑based compensation expense. We define “operating” stock‑based compensation expense as non‑cash stock‑based compensation expense less equity‑settled retention incentives provided to key employees of acquired companies.

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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Subscriptions	$378,635	$(1,618)	$377,017	$333,452	$183	$333,635
Perpetual licenses	9,707	(111)	9,596	10,193	13	10,206
Subscriptions and licenses	388,342	(1,729)	386,613	343,645	196	343,841
Services	22,385	(166)	22,219	20,461	(13)	20,448
Total revenues	$410,727	$(1,895)	$408,832	$364,106	$183	$364,289

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Subscriptions	$771,119	$(9,991)	$761,128	$675,770	$242	$676,012
Perpetual licenses	18,764	(319)	18,445	20,985	16	21,001
Subscriptions and licenses	789,883	(10,310)	779,573	696,755	258	697,013
Services	45,025	(873)	44,152	37,893	(8)	37,885
Total revenues	$834,908	$(11,183)	$823,725	$734,648	$250	$734,898
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Americas	$219,367	$(852)	$218,515	$194,059	$42	$194,101
EMEA	122,782	(1,164)	121,618	105,414	264	105,678
APAC	68,578	121	68,699	64,633	(123)	64,510
Total revenues	$410,727	$(1,895)	$408,832	$364,106	$183	$364,289

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Americas	$445,001	$(2,190)	$442,811	$393,034	$40	$393,074
EMEA	249,023	(7,568)	241,455	212,419	309	212,728
APAC	140,884	(1,425)	139,459	129,195	(99)	129,096
Total revenues	$834,908	$(11,183)	$823,725	$734,648	$250	$734,898
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Cost of subscriptions and licenses	$54,027	$(451)	$53,576	$47,758	$195	$47,953
Cost of services	19,960	(280)	19,680	21,018	43	21,061
Total cost of revenues	$73,987	$(731)	$73,256	$68,776	$238	$69,014

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Cost of subscriptions and licenses	$107,125	$(1,557)	$105,568	$94,256	$180	$94,436
Cost of services	40,636	(1,208)	39,428	40,179	45	40,224
Total cost of revenues	$147,761	$(2,765)	$144,996	$134,435	$225	$134,660
Reconciliation of operating expenses to operating expenses in constant currency:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Research and development	$82,091	$(274)	$81,817	$75,385	$397	$75,782
Selling and marketing	80,870	(787)	80,083	69,873	409	70,282
General and administrative	65,216	(236)	64,980	49,857	162	50,019
Deferred compensation plan	11,661	—	11,661	7,584	—	7,584
Amortization of purchased intangibles	8,294	(6)	8,288	8,201	—	8,201
Total operating expenses	$248,132	$(1,303)	$246,829	$210,900	$968	$211,868

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Research and development	$165,096	$(2,978)	$162,118	$147,835	$400	$148,235
Selling and marketing	156,142	(3,571)	152,571	132,932	400	133,332
General and administrative	123,725	(1,569)	122,156	97,085	157	97,242
Deferred compensation plan	10,587	—	10,587	6,338	—	6,338
Amortization of purchased intangibles	16,729	(67)	16,662	16,409	—	16,409
Total operating expenses	$472,279	$(8,185)	$464,094	$400,599	$957	$401,556
Liquidity and Capital Resources:
Cash and Cash Equivalents

	June 30, 2026	December 31, 2025
Cash and cash equivalents held domestically	$4,389	$39,093
Cash and cash equivalents held by foreign subsidiaries	142,592	84,185
Total cash and cash equivalents	$146,981	$123,278
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

Cash Flows Activity

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$264,921	$280,500
Investing activities	$(13,266)	$(7,135)
Financing activities	$(224,939)	$(257,509)
Operating Activities
For the six months ended June 30, 2026, compared to the same period in the prior year, net cash provided by operating activities was lower by $15,579 due to a decrease in net cash flows from the change in operating assets and liabilities of $35,140, partially offset by an increase in net income of $12,026 and a net increase in non‑cash adjustments of $7,535. The decrease in net cash flows from the change in operating assets and liabilities period over period was primarily due to timing of collections on our receivables, overall timing of payments for income taxes, and lower accounts payable. Partially offsetting these decreases were higher period over period accruals and other current liabilities, and Cloud Services Subscription deposits.
Investing Activities
Net cash used in investing activities was higher by $6,131 for the six months ended June 30, 2026, compared to the same period in the prior year, due to higher purchases of property and equipment and investment in capitalized software.
Financing Activities
Net cash used in financing activities was lower by $32,570 for the six months ended June 30, 2026 compared to the same period in the prior year. Net borrowings under the Credit Facility increased $781,221 for the six months ended June 30, 2026 compared to the same period in the prior year due to proceeds from our new $550,000 Term Loan and higher net revolving borrowings. During the first quarter of 2026, we utilized revolving borrowings and available cash on hand to repay the $677,830 outstanding principal balance of the 2026 Notes upon maturity in January 2026. Subsequently, during the second quarter of 2026, proceeds from the Term Loan were used to repay a portion of those revolving borrowings. Further, payments for shares acquired, including shares repurchased under the Repurchase Program, were higher by $79,938 for the six months ended June 30, 2026 compared to the same period in the prior year. Additionally, under the Repurchase Program, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of outstanding 2026 Notes during the first quarter of 2025.

Long-Term Debt

	June 30, 2026	December 31, 2025
Current portion of long-term debt	$6,875	$—
Long-term debt	1,210,305	1,248,912
Total debt	$1,217,180	$1,248,912
The 2026 Notes matured on January 15, 2026. Upon maturity, we repaid $678,254, which consisted of the remaining outstanding principal balance and accrued interest on the 2026 Notes using borrowings under the Credit Facility and available cash on hand. Subsequently, on April 23, 2026, we entered into a First Amendment to our Credit Facility, which provided for a new $550,000 Term Loan and used those borrowings to repay portions of the revolving indebtedness outstanding under the Credit Facility.
As of June 30, 2026, we had $1,203,944 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
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
During the six months ended June 30, 2026, we repurchased 3,747,742 shares for $125,075 under the Repurchase Program. During the six months ended June 30, 2025, we repurchased 1,173,041 shares for $50,023, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program.
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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under the Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the six months ended June 30, 2026, we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock. We exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock during the first quarter of 2025, but we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock during the second quarter of 2025. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.

Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the six months ended June 30, 2026 and 2025. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, we implemented our new enterprise-wide administrative and business management platform, which resulted in changes to some of our business processes, accounting systems, and related internal controls. We continue to conduct post‑implementation monitoring and enhancements as needed to maintain effective internal controls over financial reporting. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From April 1, 2026 to June 30, 2026, we issued 818,949 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended June 30, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under
Period	Shares Purchased	Paid per Share	Program (1)	the Program (2)
April 1, 2026 to April 30, 2026	581,521	$34.39	581,521	$421,558,267
May 1, 2026 to May 31, 2026	773,172	$32.33	773,172	$396,558,324
June 1, 2026 to June 30, 2026	1,355,201	$29.52	1,355,201	$356,558,387
Total	2,709,894	$31.37	2,709,894

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the program publicly announced and approved by our Board of Directors in November 2025 that authorizes the repurchase of up to $500 million of our Class B common stock and/or outstanding convertible senior notes through December 31, 2028.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5‑1 trading arrangement.”
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

Bentley Systems, Incorporated

Date: August 6, 2026	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)