Form 10-Q
period 2026-09-30
BENTLEY SYSTEMS INC
filed 2026-11-05
CIK 1031308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, the registrant had 11,515,127 shares of Class A and 290,923,096 shares of Class B common stock outstanding.

BENTLEY SYSTEMS, INCORPORATED
FORM 10-Q

EXPLANATORY NOTE
This Quarterly Report on Form 10‑Q is for the three and nine months ended September 30, 2026. This Quarterly Report on Form 10‑Q modifies and supersedes documents filed before it. The United States (“U.S.”) Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10‑Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10‑Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
BENTLEY SYSTEMS, INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$150,874	$123,278
Accounts receivable	324,129	350,299
Allowance for credit losses	(9,932)	(7,609)
Prepaid income taxes	23,818	19,805
Prepaid and other current assets	68,576	53,260
Assets held for sale	62,052	—
Total current assets	619,517	539,033
Property and equipment, net	45,378	36,031
Operating lease right-of-use assets	37,455	31,141
Intangible assets, net	158,333	193,018
Goodwill	2,441,893	2,482,154
Investments	42,265	27,920
Deferred income taxes	144,218	170,368
Other assets	80,152	75,502
Total assets	$3,569,211	$3,555,167
Liabilities and Equity
Current liabilities:
Accounts payable	$20,606	$26,952
Accruals and other current liabilities	167,253	173,255
Cloud Services Subscription deposits	480,907	463,312
Deferred revenues	237,886	278,244
Operating lease liabilities	11,485	13,669
Income taxes payable	10,862	4,778
Current portion of long-term debt	13,750	—
Liabilities held for sale	17,073	—
Total current liabilities	959,822	960,210
Long-term debt	1,148,496	1,248,912
Deferred compensation plan liabilities	111,985	106,831
Long-term operating lease liabilities	33,004	22,150
Deferred revenues	19,235	18,410
Deferred income taxes	4,312	4,368
Other liabilities	9,242	4,794
Total liabilities	2,286,096	2,365,675
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value, authorized 100,000,000 shares; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding 11,515,127 and 11,537,627 shares as of September 30, 2026 and December 31, 2025, respectively	115	115
Class B common stock, $0.01 par value, authorized 1,800,000,000 shares; issued and outstanding 290,341,149 and 290,817,470 shares as of September 30, 2026 and December 31, 2025, respectively	2,903	2,909
Additional paid-in capital	1,376,352	1,301,205
Accumulated other comprehensive loss	(88,175)	(74,558)
Accumulated deficit	(8,128)	(40,258)
Total Bentley Systems stockholders’ equity	1,283,067	1,189,413
Noncontrolling interest	48	79
Total equity	1,283,115	1,189,492
Total liabilities and equity	$3,569,211	$3,555,167

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Subscriptions	$386,819	$344,293	$1,157,938	$1,020,063
Perpetual licenses	12,631	10,913	31,395	31,898
Subscriptions and licenses	399,450	355,206	1,189,333	1,051,961
Services	22,057	20,343	67,082	58,236
Total revenues	421,507	375,549	1,256,415	1,110,197
Cost of revenues:
Cost of subscriptions and licenses	52,004	53,824	159,129	148,080
Cost of services	19,952	18,371	60,588	58,550
Total cost of revenues	71,956	72,195	219,717	206,630
Gross profit	349,551	303,354	1,036,698	903,567
Operating expense (income):
Research and development	81,469	78,751	246,565	226,586
Selling and marketing	76,591	72,107	232,733	205,039
General and administrative	61,502	53,818	185,227	150,903
Deferred compensation plan	(786)	6,033	9,801	12,371
Amortization of purchased intangibles	8,152	8,148	24,881	24,557
Total operating expenses	226,928	218,857	699,207	619,456
Income from operations	122,623	84,497	337,491	284,111
Interest expense, net	(9,851)	(2,727)	(27,154)	(10,054)
Other income, net	2,763	1,937	18,824	790
Income before income taxes	115,535	83,707	329,161	274,847
Provision for income taxes	(25,500)	(26,256)	(65,264)	(55,620)
Equity in net losses of investees, net of tax	(38)	(162)	(36)	(100)
Net income	89,997	57,289	263,861	219,127
Less: Net income (loss) attributable to noncontrolling interest	64	(84)	(31)	(96)
Net income attributable to Bentley Systems	$89,933	$57,373	$263,892	$219,223

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.29	$0.18	$0.85	$0.70
Diluted	$0.29	$0.18	$0.83	$0.67
Weighted average shares:
Basic	310,474,561	314,626,191	311,671,484	314,826,779
Diluted	317,691,424	333,277,478	319,549,126	333,214,695

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$89,997	$57,289	$263,861	$219,127
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,838)	(8,376)	(12,172)	26,561
Actuarial gain (loss) on retirement plan, net of tax effect of $(11), $(8), $492, and $(24), respectively	56	28	(1,445)	82
Total other comprehensive (loss) income, net of taxes	(1,782)	(8,348)	(13,617)	26,643
Comprehensive income	88,215	48,941	250,244	245,770
Less: Net income (loss) attributable to noncontrolling interest	64	(84)	(31)	(96)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	2	—	10
Comprehensive income attributable to Bentley Systems	$88,151	$49,023	$250,275	$245,856

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2026
						Total
				Accumulated	Accumulated Deficit	Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive		Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss		Equity	Interest	Equity
Balance, June 30, 2026	301,777,599	$3,018	$1,348,863	$(86,393)	$(63,446)	$1,202,042	$(16)	$1,202,026
Net income	—	—	—	—	89,933	89,933	64	89,997
Other comprehensive loss	—	—	—	(1,782)	—	(1,782)	—	(1,782)
Dividends declared	—	—	—	—	(21,130)	(21,130)	—	(21,130)
Shares issued in connection with deferred compensation plan, net	59,821	—	—	—	(1,227)	(1,227)	—	(1,227)
Shares issued in connection with executive bonus plan, net	34,339	—	1,838	—	(804)	1,034	—	1,034
Shares issued in connection with employee stock purchase plan, net	240,233	3	6,256	—	(182)	6,077	—	6,077
Stock-based compensation expense	—	—	19,396	—	—	19,396	—	19,396
Shares related to restricted stock, net	60,835	1	(1)	—	(1,270)	(1,270)	—	(1,270)
Repurchases of Class B common stock under approved program	(316,551)	(4)	—	—	(10,002)	(10,006)	—	(10,006)
Balance, September 30, 2026	301,856,276	$3,018	$1,376,352	$(88,175)	$(8,128)	$1,283,067	$48	$1,283,115

	Three Months Ended September 30, 2025
						Total
				Accumulated	Accumulated Deficit	Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive		Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss		Equity	Interest	Equity
Balance, June 30, 2025	303,438,072	$3,034	$1,259,476	$(69,095)	$(31,374)	$1,162,041	$129	$1,162,170
Net income (loss)	—	—	—	—	57,373	57,373	(84)	57,289
Other comprehensive (loss) income	—	—	—	(8,350)	—	(8,350)	2	(8,348)
Dividends declared	—	—	—	—	(21,263)	(21,263)	—	(21,263)
Shares issued in connection with deferred compensation plan, net	62,567	—	—	—	(2,393)	(2,393)	—	(2,393)
Shares issued in connection with executive bonus plan, net	17,292	1	1,793	—	(784)	1,010	—	1,010
Shares issued in connection with employee stock purchase plan, net	150,555	2	6,220	—	(370)	5,852	—	5,852
Stock-based compensation expense	—	—	16,095	—	—	16,095	—	16,095
Shares related to restricted stock, net	73,833	—	—	—	(56)	(56)	—	(56)
Repurchases of Class B common stock under approved program	(284,413)	(3)	—	—	(15,003)	(15,006)	—	(15,006)
Balance, September 30, 2025	303,457,906	$3,034	$1,283,584	$(77,445)	$(13,870)	$1,195,303	$47	$1,195,350

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2026
						Total
				Accumulated	Accumulated Deficit	Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive		Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss		Equity	Interest	Equity
Balance, December 31, 2025	302,355,097	$3,024	$1,301,205	$(74,558)	$(40,258)	$1,189,413	$79	$1,189,492
Net income (loss)	—	—	—	—	263,892	263,892	(31)	263,861
Other comprehensive loss	—	—	—	(13,617)	—	(13,617)	—	(13,617)
Dividends declared	—	—	—	—	(63,574)	(63,574)	—	(63,574)
Shares issued in connection with deferred compensation plan, net	2,153,308	21	(21)	—	(22,798)	(22,798)	—	(22,798)
Shares issued in connection with executive bonus plan, net	89,922	1	5,291	—	(2,314)	2,978	—	2,978
Shares issued in connection with employee stock purchase plan, net	405,139	4	11,755	—	(360)	11,399	—	11,399
Shares issued for stock grants, net	20,247	—	675	—	—	675	—	675
Stock-based compensation expense	—	—	57,456	—	—	57,456	—	57,456
Shares related to restricted stock, net	896,856	9	(9)	—	(7,676)	(7,676)	—	(7,676)
Repurchases of Class B common stock under approved program	(4,064,293)	(41)	—	—	(135,040)	(135,081)	—	(135,081)
Balance, September 30, 2026	301,856,276	$3,018	$1,376,352	$(88,175)	$(8,128)	$1,283,067	$48	$1,283,115

	Nine Months Ended September 30, 2025
						Total
				Accumulated	Accumulated Deficit	Bentley
	Class A and Class B		Additional	Other		Systems	Non-
	Common Stock		Paid-In	Comprehensive		Stockholders'	Controlling	Total
	Shares	Par Value	Capital	Loss		Equity	Interest	Equity
Balance, December 31, 2024	301,977,330	$3,020	$1,217,986	$(104,078)	$(75,941)	$1,040,987	$133	$1,041,120
Net income (loss)	—	—	—	—	219,223	219,223	(96)	219,127
Other comprehensive income	—	—	—	26,633	—	26,633	10	26,643
Dividends declared	—	—	—	—	(63,756)	(63,756)	—	(63,756)
Shares issued in connection with deferred compensation plan, net	1,635,396	16	(16)	—	(13,558)	(13,558)	—	(13,558)
Shares issued in connection with executive bonus plan, net	66,837	1	4,917	—	(1,686)	3,232	—	3,232
Shares issued in connection with employee stock purchase plan, net	280,767	3	11,531	—	(539)	10,995	—	10,995
Shares issued for stock grants, net	12,591	—	600	—	—	600	—	600
Stock-based compensation expense	—	—	48,575	—	—	48,575	—	48,575
Shares related to restricted stock, net	942,439	9	(9)	—	(12,599)	(12,599)	—	(12,599)
Repurchases of Class B common stock under approved program	(1,457,454)	(15)	—	—	(65,014)	(65,029)	—	(65,029)
Balance, September 30, 2025	303,457,906	$3,034	$1,283,584	$(77,445)	$(13,870)	$1,195,303	$47	$1,195,350

See accompanying notes to consolidated financial statements.

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$263,861	$219,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	46,399	50,125
Deferred income taxes	27,244	23,339
Stock-based compensation expense	64,800	55,037
Deferred compensation plan	9,801	12,371
Amortization of deferred debt issuance costs	3,266	5,682
Change in fair value of derivative	(4,752)	9,293
Foreign currency remeasurement (gain) loss	(47)	1,194
Other	(11,381)	(1,154)
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	3,326	40,813
Prepaid and other assets	(7,330)	2,128
Accounts payable, accruals, and other liabilities	(18,241)	(36,984)
Cloud Services Subscription deposits	23,586	42,359
Deferred revenues	(28,109)	(24,369)
Income taxes payable, net of prepaid income taxes	1,932	(2,085)
Net cash provided by operating activities	374,355	396,876
Cash flows from investing activities:
Purchases of property and equipment and investment in capitalized software	(21,260)	(12,836)
Other	(367)	(938)
Net cash used in investing activities	(21,627)	(13,774)
Cash flows from financing activities:
Proceeds from credit facility	1,220,439	258,750
Repayments of credit facility	(1,180,186)	(394,065)
Proceeds from term loan	550,000	—
Repayments of convertible senior notes	(677,830)	(9,797)
Payments of dividends	(63,574)	(63,756)
Proceeds from stock purchases under employee stock purchase plan	11,759	11,534
Payments for shares acquired including shares withheld for taxes	(33,148)	(28,382)
Repurchases of Class B common stock under approved program	(135,081)	(65,029)
Other	(1,394)	(462)
Net cash used in financing activities	(309,015)	(291,207)
Effect of exchange rate changes on cash and cash equivalents	(3,653)	9,507
Increase in cash and cash equivalents, including cash classified within Assets held for sale	40,060	101,402
Cash and cash equivalents, beginning of period	123,278	64,009
Cash and cash equivalents, end of period, including cash classified within Assets held for sale	163,338	165,411
Less: Reclassification of cash to Assets held for sale	12,464	—
Cash and cash equivalents, end of period	$150,874	$165,411

BENTLEY SYSTEMS, INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental information:
Cash paid for income taxes (1)	$37,520	$36,383
Income tax refunds	$1,267	$2,356
Cash paid for interest	$25,429	$5,844
Non-cash investing and financing activities:
Share-settled executive bonus plan awards	$5,292	$4,918

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
Accounting Policies
Software Development Costs — Under its Accelerated Commercial Development Program (“ACDP”) (the Company’s structured approach to an in‑house business incubator function), the Company capitalizes certain development costs related to specified projects once technological feasibility is established. Total costs capitalized under the ACDP were $417 and $603 for the three months ended September 30, 2026 and 2025, respectively, and $1,490 and $1,409 for the nine months ended September 30, 2026 and 2025, respectively. Additionally, total ACDP related amortization was $478 and $3,829 for the three months ended September 30, 2026 and 2025, respectively, and $902 and $5,379 for the nine months ended September 30, 2026 and 2025, respectively, and is included in Cost of subscriptions and licenses in the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $10,673 and $10,270 of ACDP capitalized costs were recorded in Other assets in the consolidated balance sheets, respectively.
Internal-Use Software Implementation Costs — The Company has entered into cloud-based software hosting arrangements related to new internal‑use information technology systems, including a new enterprise‑wide administrative and business management platform, for which it incurs implementation costs.
Capitalized internal-use software implementation costs are included in the consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Prepaid and other current assets	$6,315	$4,556
Other assets	19,808	21,617
Total internal-use software implementation costs	$26,123	$26,173

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

Note 3: Revenue from Contracts with Customers
Disaggregation of Revenues
The Company’s revenues consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Subscriptions:
Enterprise subscriptions (1)	$183,244	$157,543	$524,846	$459,680
SELECT subscriptions	67,512	67,246	200,815	196,690
Term license subscriptions	136,063	119,504	432,277	363,693
Subscriptions	386,819	344,293	1,157,938	1,020,063
Perpetual licenses	12,631	10,913	31,395	31,898
Subscriptions and licenses	399,450	355,206	1,189,333	1,051,961
Services:
Recurring	3,371	3,547	10,287	11,170
Other	18,686	16,796	56,795	47,066
Services	22,057	20,343	67,082	58,236
Total revenues	$421,507	$375,549	$1,256,415	$1,110,197

(1)Enterprise subscriptions are primarily revenues attributable to Enterprise 365 (“E365”) subscriptions of $182,252 and $156,759 for the three months ended September 30, 2026 and 2025, respectively, and $520,121 and $453,829 for the nine months ended September 30, 2026 and 2025, respectively.
The Company recognizes perpetual licenses and the term license component of subscriptions as revenue when either the licenses are delivered or at the start of the subscription term. For the three months ended September 30, 2026 and 2025, the Company recognized $217,360 and $191,109 of license related revenues, respectively, of which $204,729 and $180,196, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recognized $663,160 and $576,488 of license related revenues, respectively, of which $631,765 and $544,590, respectively, were attributable to the term license component of the Company’s subscription‑based commercial offerings recorded in Subscriptions in the consolidated statements of operations.
Revenue from external customers is attributed to individual countries based upon the location of the customer. Revenues by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Americas (1)	$218,096	$196,345	$663,097	$589,379
Europe, the Middle East, and Africa (“EMEA”)	121,789	107,887	370,812	320,306
Asia-Pacific (“APAC”)	81,622	71,317	222,506	200,512
Total revenues	$421,507	$375,549	$1,256,415	$1,110,197

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean). Revenue attributable to the U.S. totaled $173,873 and $154,148 for the three months ended September 30, 2026 and 2025, respectively, and $513,802 and $462,535 for the nine months ended September 30, 2026 and 2025, respectively.

The Company derived 8% and 6% of its total revenues through channel partners for the three months ended September 30, 2026 and 2025, respectively, and 6% of its total revenues through channel partners for the nine months ended September 30, 2026 and 2025.
Unbilled Accounts Receivable
Unbilled accounts receivable represent amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition, and are included in Accounts receivable in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, unbilled accounts receivable were $198,609 and $182,315, respectively.
Contract Balances
As of September 30, 2026 and December 31, 2025, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaid and other current assets in the consolidated balance sheets. Contract assets were not material as of September 30, 2026 or December 31, 2025.
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
For the nine months ended September 30, 2026, $236,469 of revenues that were included in the December 31, 2025 deferred revenues balance were recognized and $7,338 of deferred revenues were reclassified to Liabilities held for sale in the consolidated balance sheets. There were additional deferrals of $208,859 for the nine months ended September 30, 2026, which were primarily related to new billings. For the nine months ended September 30, 2025, $223,141 of revenues that were included in the December 31, 2024 deferred revenues balance were recognized. There were additional deferrals of $197,856 for the nine months ended September 30, 2025, which were primarily related to new billings.
As of September 30, 2026 and December 31, 2025, the Company deferred $19,603 and $19,822, respectively, related to portfolio balancing exchange rights which is included in Deferred revenues in the consolidated balance sheets.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2026, amounts allocated to these remaining performance obligations are $257,121, of which the Company expects to recognize approximately 93% over the next 12 months with the remaining amount thereafter.

Note 4: Acquisitions and Divestitures
Acquisitions
The Company did not complete any acquisitions during the nine months ended September 30, 2026 or 2025.
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
On October 29, 2026, the Company completed the acquisition of Eliis, a seismic interpretation software company. The acquisition is expected to complement the Company’s Seequent subsurface portfolio. The consideration consisted of approximately €133,000 in cash, net of cash acquired and subject to customary adjustments, including for working capital, plus 437,545 shares of the Company’s Class B common stock. The Company is currently evaluating the accounting for the acquisition and its impact on the consolidated financial statements.

Divestitures
On October 13, 2026, the Company completed the divestiture of Cohesive—a business that provides IBM Maximo‑related implementation and consulting services and operated separately from the Company’s infrastructure engineering software offerings—by contributing it to Naviam, a leading IBM Maximo partner. In exchange, the Company received an equity interest in Naviam and warrants to acquire additional equity interests therein. The agreement also included customary price adjustments for Cohesive’s working capital, indebtedness, and cash on hand. At closing, the Company received net cash of $6,715 related to the purchase price adjustments.
As of September 30, 2026, the assets and liabilities of the Cohesive business were classified as held for sale in the consolidated balance sheets. Assets held for sale consisted of cash of $12,464, accounts receivable, net, of $20,038, goodwill of $24,862, and other assets of $4,688. Liabilities held for sale consisted of deferred revenues of $7,338 and other liabilities of $9,735. The disposal did not represent a strategic shift that had or would have a major effect on the Company’s operations or financial results, and therefore was not presented as discontinued operations. The fair value less costs to sell exceeded the carrying value of the assets and liabilities of the Cohesive business as of September 30, 2026. For the three and nine months ended September 30, 2026, Other income, net in the consolidated statements of operations included $5,430 of transaction costs related to the divestiture of Cohesive (see Note 20).
Note 5: Property and Equipment
Property and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Land	$1,341	$1,341
Building and improvements	45,198	34,429
Computer equipment and software	69,736	62,274
Furniture, fixtures, and equipment	11,666	12,653
Aircraft	2,038	2,038
Other	70	65
Property and equipment, at cost	130,049	112,800
Less: Accumulated depreciation	(84,671)	(76,769)
Total property and equipment, net	$45,378	$36,031
Depreciation expense was $3,813 and $3,871 for the three months ended September 30, 2026 and 2025, respectively, and $11,709 and $10,669 for the nine months ended September 30, 2026 and 2025, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance, December 31, 2025	$2,482,154
Reclassification to Assets held for sale (see Note 4)	(24,862)
Foreign currency translation adjustments	(14,943)
Other adjustments	(456)
Balance, September 30, 2026	$2,441,893
Other Intangible Assets
Details of intangible assets other than goodwill are as follows:

	Remaining Weighted Average Useful Life as of September 30, 2026	September 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Software and technology	2.3 years	$87,336	$(77,758)	$9,578	$88,183	$(70,058)	$18,125
Customer relationships	4.8 years	298,280	(176,055)	122,225	332,959	(189,838)	143,121
Trademarks	5.2 years	72,935	(46,405)	26,530	77,764	(45,992)	31,772
Total intangible assets		$458,551	$(300,218)	$158,333	$498,906	$(305,888)	$193,018
The aggregate amortization expense for purchased intangible assets with finite lives is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of subscriptions and licenses	$1,637	$3,191	$8,519	$9,631
Amortization of purchased intangibles	8,152	8,148	24,881	24,557
Total amortization expense	$9,789	$11,339	$33,400	$34,188
Note 7: Investments
Investments consist of the following:

	September 30, 2026	December 31, 2025
Non-marketable equity investments	$39,569	$25,298
Equity method investments	2,696	2,622
Total investments	$42,265	$27,920
During the nine months ended September 30, 2026, we recorded a step-up in fair value of two of the Company’s investees and, as a result, recognized remeasurement gains of $13,958, which were recorded in Other income, net in the consolidated statements of operations (see Note 20).

Note 8: Leases
The Company’s operating leases consist of office facilities, office equipment, and automobiles. As of September 30, 2026, the Company’s leases have remaining terms of less than one year to 11 years, some of which include one or more options to renew, with renewal terms from one year to five years and some of which include options to terminate the leases from less than one year to five years.
The components of operating lease cost is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost (1)	$3,200	$3,653	$11,297	$11,230
Variable lease cost	1,115	1,207	3,491	3,384
Total operating lease cost	$4,315	$4,860	$14,788	$14,614

(1)Operating lease cost includes rent cost related to operating leases for office facilities of $2,994 and $3,422 for the three months ended September 30, 2026 and 2025, respectively, and $10,640 and $10,500 for the nine months ended September 30, 2026 and 2025, respectively.
Supplemental operating cash flows and other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for operating leases included in operating cash flows	$12,251	$12,153
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,271	$6,232
The weighted average remaining lease term for operating leases was 5.9 years and 3.8 years as of September 30, 2026 and December 31, 2025, respectively. The weighted average discount rate was 5.9% and 5.4% as of September 30, 2026 and December 31, 2025, respectively.
Note 9: Accruals and Other Current Liabilities
Accruals and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued benefits	$45,071	$45,120
Accrued compensation	42,432	45,776
Other accrued and current liabilities	79,750	82,359
Total accruals and other current liabilities	$167,253	$173,255

Note 10: Long-Term Debt
Long‑term debt consists of the following:

	September 30, 2026	December 31, 2025
Credit Facility:
Revolving loan facility due October 2029	$40,253	$—
Term loan due October 2029	550,000	—
Convertible senior notes due January 2026 (the “2026 Notes”)	—	677,830
Convertible senior notes due July 2027 (the “2027 Notes”)	575,000	575,000
Unamortized debt issuance costs	(3,007)	(3,918)
Total debt	1,162,246	1,248,912
Less: Current portion of long-term debt	(13,750)	—
Total long-term debt	$1,148,496	$1,248,912
The Company had $0 and $150 of letters of credit outstanding as of September 30, 2026 and December 31, 2025, respectively, under its second amended and restated credit agreement, entered into on October 18, 2024 with a syndicate of banks (the “Credit Facility”). As of September 30, 2026 and December 31, 2025, the Company had $1,259,747 and $1,299,850, respectively, available under the Credit Facility.
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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants. Furthermore, none of the conditions to early convert had been met for the 2027 Notes as of September 30, 2026 and December 31, 2025. Unless converted, upon maturity in July 2027, the Company will be required to repay the outstanding principal amount on the 2027 Notes, which, as of September 30, 2026, was $575,000. As of September 30, 2026, the 2027 Notes were classified as long‑term in the consolidated balance sheets as the Company currently has the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.
Interest Expense, Net
Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Contractual interest expense	$(9,592)	$(1,629)	$(25,569)	$(6,004)
Amortization of deferred debt issuance costs	(1,077)	(1,894)	(3,266)	(5,682)
Other interest expense	(52)	(49)	(135)	(150)
Interest income	870	845	1,816	1,782
Total interest expense, net	$(9,851)	$(2,727)	$(27,154)	$(10,054)
The weighted average interest rate on borrowings under the Credit Facility were 5.11% and 6.19% for the three months ended September 30, 2026 and 2025, respectively, and 5.13% and 6.19% for the nine months ended September 30, 2026 and 2025, respectively.
Note 11: Executive Incentive Plans
Executive Bonus Plan
The incentive compensation, including cash payments, election to receive shares of fully vested Class B common stock, and deferred compensation to plan participants, recognized under the amended and restated Bentley Systems, Incorporated Bonus Pool Plan (the “Bonus Plan”) (net of all applicable holdbacks) was $2,875 and $2,289 for the three months ended September 30, 2026 and 2025, respectively, and $8,015 and $7,117 for the nine months ended September 30, 2026 and 2025, respectively.
Career Stock Program
The Company maintains an equity‑based incentive program to compensate a limited set of executives (the “Career Stock Program”) pursuant to which the Company may grant restricted stock units (“RSUs”) awards under the Bentley Systems, Incorporated 2020 Omnibus Incentive Plan (the “2020 Plan”). During the three months ended March 31, 2026, the Company granted 111,136 RSUs with a fair value of $4,422 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2025. During the three months ended March 31, 2025, the Company granted 28,913 RSUs with a fair value of $1,160 under the Career Stock Program based on the achievement of the performance goals for the year ended December 31, 2024. As of September 30, 2026, there was $4,677 of unrecognized compensation expense related to unvested RSUs under the Career Stock Program, which is expected to be recognized over a weighted average period of approximately 4.0 years.

Note 12: Retirement Plans
Deferred Compensation Plan
Under the Company’s amended and restated Bentley Systems, Incorporated Nonqualified Deferred Compensation Plan (the “DCP”), certain officers and key employees may defer all or any part of their incentive compensation, and the Company may make discretionary awards on behalf of such participants. Elective participant deferrals and discretionary Company awards are received in the form of phantom shares of the Company’s Class B common stock, which are valued for accounting purposes in the same manner as actual shares of Class B common stock, and are recorded as stock‑based compensation expense in the consolidated statements of operations (see Note 15). The DCP has 50,000,000 shares of Class B common stock reserved for issuance. As of September 30, 2026, shares of Class B common stock available for future issuance under the DCP were 5,195,121.
For the three and nine months ended September 30, 2026 and 2025, there were no DCP elective participant deferrals and no discretionary contributions made to the DCP. As of September 30, 2026 and December 31, 2025, phantom shares of the Company’s Class B common stock issuable by the DCP were 8,072,592 and 10,805,223, respectively.
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
Deferred compensation plan (income) expense was $(786) and $6,033 for the three months ended September 30, 2026 and 2025, respectively, and $9,801 and $12,371 for the nine months ended September 30, 2026 and 2025, respectively.
The total liabilities related to the DCP are included in the consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Accruals and other current liabilities	$4,652	$4,294
Deferred compensation plan liabilities	111,985	106,831
Total DCP liabilities	$116,637	$111,125
Note 13: Common Stock
BSY Stock Repurchase Program
The Company’s Board of Directors approved the Repurchase Program authorizing the Company to repurchase up to $500,000 of the Company’s Class B common stock and/or outstanding convertible senior notes through December 31, 2028. As of September 30, 2026, $346,558 was available under the Company’s Board of Directors authorization for future repurchases of Class B common stock and/or outstanding convertible senior notes under the Repurchase Program.
During the nine months ended September 30, 2026, the Company repurchased 4,064,293 shares for $135,081 under the Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 1,457,454 shares for $65,029, and $10,000 aggregate principal amount of the Company’s outstanding 2026 Notes for $9,797 (see Note 10) under the Repurchase Program.

Common Stock Conversions, Issuances, Sales, and Repurchases
During the nine months ended September 30, 2026, 22,500 shares of Class A common stock were converted to Class B common stock.
During the nine months ended September 30, 2026, the Company issued 2,153,308 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 633,204 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $22,798. During the nine months ended September 30, 2025, the Company issued 1,635,396 shares of Class B common stock to DCP participants in connection with distributions from the plan, net of 317,259 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $13,558.
During the nine months ended September 30, 2026, the Company issued 89,922 shares of Class B common stock in connection with Bonus Plan incentive compensation, net of 69,912 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $2,314. During the nine months ended September 30, 2025, the Company issued 66,837 shares of Class B common stock in connection with the Bonus Plan incentive compensation, net of 34,224 shares which were sold back to the Company in the same period to pay for applicable income tax withholdings of $1,686.
Dividends
The Company declared cash dividends during the periods presented as follows:

	Dividend
	Per Share	Amount
2026:
Third quarter	$0.07	$21,130
Second quarter	$0.07	$21,219
First quarter	$0.07	$21,225
2025:
Third quarter	$0.07	$21,263
Second quarter	$0.07	$21,295
First quarter	$0.07	$21,198
Global Employee Stock Purchase Plan
During the nine months ended September 30, 2026, colleagues who elected to participate in the Bentley Systems, Incorporated Global Employee Stock Purchase Plan (the “ESPP”) purchased a total of 405,139 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,759. Of the total 415,907 shares purchased, 10,768 shares were sold back to the Company to pay for applicable income tax withholdings of $360. During the nine months ended September 30, 2025, colleagues who elected to participate in the ESPP purchased a total of 280,767 shares of Class B common stock, net of shares withheld, resulting in cash proceeds to the Company of $11,534. Of the total 291,251 shares purchased, 10,484 shares were sold back to the Company to pay for applicable income tax withholdings of $539. As of September 30, 2026 and December 31, 2025, $2,976 and $6,173 of ESPP withholdings via colleague payroll deduction were recorded in Accruals and other current liabilities in the consolidated balance sheets, respectively. As of September 30, 2026, shares of Class B common stock available for future issuance under the ESPP were 23,332,554.

Note 14: Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following during the three months ended September 30, 2026 and 2025:

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2026	$(84,887)	$(1,506)	$(86,393)
Other comprehensive (loss) income, before taxes	(1,838)	67	(1,771)
Tax expense	—	(11)	(11)
Other comprehensive (loss) income, net of taxes	(1,838)	56	(1,782)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, September 30, 2026	$(86,725)	$(1,450)	$(88,175)

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, June 30, 2025	$(68,971)	$(124)	$(69,095)
Other comprehensive (loss) income, before taxes	(8,376)	36	(8,340)
Tax expense	—	(8)	(8)
Other comprehensive (loss) income, net of taxes	(8,376)	28	(8,348)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	2	—	2
Balance, September 30, 2025	$(77,349)	$(96)	$(77,445)
Accumulated other comprehensive loss consists of the following during the nine months ended September 30, 2026 and 2025:

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2025	$(74,553)	$(5)	$(74,558)
Other comprehensive loss, before taxes	(12,172)	(1,937)	(14,109)
Tax benefit	—	492	492
Other comprehensive loss, net of taxes	(12,172)	(1,445)	(13,617)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance, September 30, 2026	$(86,725)	$(1,450)	$(88,175)

	Foreign	Actuarial
	Currency	(Loss) Gain on
	Translation	Retirement Plan	Total
Balance, December 31, 2024	$(103,900)	$(178)	$(104,078)
Other comprehensive income, before taxes	26,561	106	26,667
Tax expense	—	(24)	(24)
Other comprehensive income, net of taxes	26,561	82	26,643
Less: Other comprehensive income (loss) attributable to noncontrolling interest	10	—	10
Balance, September 30, 2025	$(77,349)	$(96)	$(77,445)

Note 15: Stock-Based Compensation
Total stock‑based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
RSUs expense	$19,039	$15,614	$55,838	$47,056
Bonus Plan expense (see Note 11)	2,152	1,754	5,964	5,406
ESPP expense (see Note 13)	669	674	2,323	1,975
Stock grants expense	—	—	675	600
Total stock-based compensation expense (1)	$21,860	$18,042	$64,800	$55,037

(1)As of September 30, 2026 and December 31, 2025, $2,412 and $1,814 remained in Accruals and other current liabilities in the consolidated balance sheets, respectively.
Total stock‑based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of subscriptions and licenses	$897	$984	$3,012	$3,034
Cost of services	440	563	1,644	1,871
Research and development	6,497	5,601	19,594	16,654
Selling and marketing	4,540	4,014	13,552	11,977
General and administrative	9,486	6,880	26,998	21,501
Total stock-based compensation expense	$21,860	$18,042	$64,800	$55,037
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
Bentley Systems, Incorporated 2020 Omnibus Incentive Plan
The Company’s 2020 Plan provides for the granting of stock, stock options, restricted stock, RSUs, and other stock‑based or performance‑based awards to certain directors, officers, colleagues, consultants, and advisors of the Company, and terminates in September 2030. The 2020 Plan provides that 25,000,000 shares of Class B common stock may be issued for equity awards. Equity awards that are expired, canceled, forfeited, or terminated for any reason will be available for future grant under the 2020 Plan. As of September 30, 2026, equity awards available for future grants under the 2020 Plan were 16,351,515.
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

The following is a summary of unvested RSUs activity and related information:

					Time-	Performance-
					Based	Based
					Weighted	Weighted
					Average	Average
		Time-		Performance-	Grant Date	Grant Date
	Total	Based		Based	Fair Value	Fair Value
	RSUs	RSUs		RSUs	Per Share	Per Share
Unvested, December 31, 2025	3,408,609	3,163,771		244,838	$43.96	$42.10
Granted	2,589,083	2,016,685		572,398	$35.85	$39.47
Vested	(1,103,913)	(892,992)		(210,921)	$42.71	$40.21
Forfeited and canceled	(311,336)	(257,904)		(53,432)	$41.29	$39.55
Unvested, September 30, 2026	4,582,443	4,029,560	(1)	552,883	$40.35	$40.34

(1)Includes 51,683 RSUs which are expected to be settled in cash.
The weighted average grant date fair values of RSUs granted were $36.65 and $40.78 for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026 and 2025, RSUs were issued net of 206,388 and 277,595 shares, respectively, which were sold back to the Company to settle applicable income tax withholdings of $7,676 and $12,599, respectively.
As of September 30, 2026, there was $114,538 of unrecognized compensation expense related to unvested time‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of September 30, 2026, there was $12,460 of unrecognized compensation expense related to unvested performance‑based RSUs, which is expected to be recognized over a weighted average period of approximately 1.4 years.
Stock Grants
During the nine months ended September 30, 2026 and 2025, the Company granted 20,247 and 12,591 fully vested shares of Class B common stock, respectively, with a fair value of $675 and $600, respectively.
Note 16: Income Taxes
The following is a summary of income before income taxes, provision for income taxes, and effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income before income taxes	$115,535	$83,707	$329,161	$274,847
Provision for income taxes	$25,500	$26,256	$65,264	$55,620
Effective tax rate	22.1%	31.4%	19.8%	20.2%
For the three and nine months ended September 30, 2026, the effective tax rate was lower compared to the same period in the prior year primarily due to the impact of the increase in discrete tax benefits in the current year periods. For the three months ended September 30, 2026 and 2025, the Company recorded discrete tax benefits (expenses) of $1,672 and $(6,455), respectively, and $11,561, and $6,732 for the nine months ended September 30, 2026 and 2025, respectively, related to stock‑based compensation, net of the impact from officer compensation limitation provisions. For the three months ended September 30, 2025, discrete tax expenses were primarily associated with the limitation of discrete stock‑based compensation deductions on U.S. international tax provisions.

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
Long-Term Debt — The fair value of the Company’s borrowings under the Credit Facility approximated its carrying value based upon discounted cash flows at current market rates for instruments with similar remaining terms. The Company considers these valuation inputs to be Level 2 inputs in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was $556,888 and $543,059, respectively. The estimated fair value of the 2027 Notes is based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold, or settled.
Deferred Compensation Plan Liabilities — The fair value of deferred compensation plan liabilities, including the liability classified phantom investments in the DCP, are marked to market at the end of each reporting period.
Financial assets and financial liabilities carried at fair value measured on a recurring basis consist of the following:

September 30, 2026	Level 1	Level 2	Total
Assets:
Money market funds (1)	$48,555	$—	$48,555
Interest rate swap (2)	—	26,686	26,686
Total assets	$48,555	$26,686	$75,241
Liabilities:
Deferred compensation plan liabilities (3)	$116,637	$—	$116,637
Cash-settled equity awards (4)	393	—	393
Total liabilities	$117,030	$—	$117,030

December 31, 2025	Level 1	Level 2	Total
Assets:
Money market funds (1)	$17,838	$—	$17,838
Interest rate swap (2)	—	21,934	21,934
Total assets	$17,838	$21,934	$39,772
Liabilities:
Deferred compensation plan liabilities (3)	$111,125	$—	$111,125
Cash-settled equity awards (4)	361	—	361
Total liabilities	$111,486	$—	$111,486

(1)Included in Cash and cash equivalents in the consolidated balance sheets.
(2)Included in Other assets in the consolidated balance sheets.
(3)Included in Deferred compensation plan liabilities, except for current liabilities of $4,652 and $4,294 as of September 30, 2026 and December 31, 2025, respectively, which are included in Accruals and other current liabilities in the consolidated balance sheets.
(4)Included in Accruals and other current liabilities in the consolidated balance sheets.
Note 18: Commitments and Contingencies
Purchase Commitments
In the normal course of business, the Company enters into various purchase commitments for goods and services. During the nine months ended September 30, 2026, the Company entered into approximately $204,000 of non‑cancelable future cash purchase commitments for services related to cloud provisioning of the Company’s software and for internal-use software costs. As of September 30, 2026, total non‑cancelable future cash purchase commitments were approximately $218,000 to be paid through 2029. The Company expects to fully consume its contractual commitments in the ordinary course of operations.
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
Reconciliation of operating income to AOI less Operating SBC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating income	$122,623	$84,497	$337,491	$284,111
Amortization of purchased intangibles (see Note 6)	9,789	11,339	33,400	34,188
Deferred compensation plan	(786)	6,033	9,801	12,371
Acquisition expenses (1)	3,830	3,720	9,923	9,996
Integration costs (2)	—	—	1,800	—
Realignment expenses (income) (3)	—	—	—	—
AOI less Operating SBC	$135,456	$105,589	$392,415	$340,666

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

“Headcount‑related” costs are considered the Company’s significant expense category and primarily include salaries, benefits, bonuses, stock‑based compensation expense, employment taxes, travel, training, and realignment and optimization of the Company’s colleagues, and third‑party personnel expenses and related overhead. Certain of these amounts—cash- and equity‑settled retention incentives provided to key employees of acquired companies, integration costs, and the costs of discrete realignment initiatives—are excluded in deriving AOI less Operating SBC, as described in the reconciliation above. The CODM is regularly provided headcount‑related costs to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, to evaluate financial performance, and to align colleague resources and evaluate compensation to support the Company’s operational efficiency and maximize long‑term growth. Headcount‑related costs of $229,934 and $215,892 for the three months ended September 30, 2026 and 2025, respectively, and $695,021 and $624,582 for the nine months ended September 30, 2026 and 2025, respectively, are included in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations.
Under the Company’s Net income measure of profit or loss for segment reporting purposes, other segment items were $101,576 and $102,368 for the three months ended September 30, 2026 and 2025, respectively, and $297,533 and $266,488 for the nine months ended September 30, 2026 and 2025, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, acquisition costs, depreciation expense, and amortization expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Additionally, other segment items include Deferred compensation plan expense (income), Amortization of purchased intangibles, and non‑operating expense (income) amounts presented in the consolidated statements of operations.
Under the Company’s AOI less Operating SBC measure of profit or loss for segment reporting purposes, other segment items were $59,713 and $57,433 for the three months ended September 30, 2026 and 2025, respectively, and $180,410 and $154,558 for the nine months ended September 30, 2026 and 2025, respectively. These other segment items primarily include cloud‑related costs incurred for servicing the Company’s accounts using cloud provisioned offerings and the Company’s license administration platform, channel partner compensation for providing sales coverage to users, marketing costs, and depreciation expense recorded in Cost of subscriptions and licenses, Cost of services, Research and development, Selling and marketing, and General and administrative in the consolidated statements of operations. Within the reconciliation of AOI less Operating SBC, cash- and equity‑settled retention incentives provided to key employees of acquired companies included as a component of acquisition expenses totaling $3,596 and $3,365 for the three months ended September 30, 2026 and 2025, respectively, and $9,631 and $9,609 for the nine months ended September 30, 2026 and 2025, respectively, are excluded from the calculation of headcount‑related costs. Additionally, within the reconciliation of AOI less Operating SBC, integration costs of $1,800 for the nine months ended September 30, 2026 are excluded from the calculation of headcount‑related costs.
Revenues by geographic region are presented in Note 3. Long‑lived assets (other than goodwill), net of depreciation and amortization by geographic region (see Notes 5, 6, and 8) are as follows:

	September 30, 2026	December 31, 2025
Americas (1)	$184,121	$213,352
EMEA	30,218	31,684
APAC	26,827	15,154
Total long-lived assets	$241,166	$260,190

(1)Americas includes the U.S., Canada, and Latin America (including the Caribbean).

Note 20: Other Income, Net
Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain (loss) from:
Change in fair value of interest rate swap (see Note 17)	$3,918	$(1,582)	$4,752	$(9,293)
Foreign exchange (1)	2,702	833	981	3,777
Receipts related to interest rate swap	1,559	1,908	4,610	5,646
Other (expense) income, net (2)	(5,416)	778	8,481	660
Total other income, net	$2,763	$1,937	$18,824	$790

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other (expense) income, net for the nine months ended September 30, 2026 includes remeasurement gains on non‑marketable equity investments of $13,958 (see Note 7), partially offset by $5,430 of transaction costs related to the divestiture of Cohesive (see Note 4).
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
The Company may issue performance-based RSUs that meet the definition of participating securities, as the holders are entitled to non-forfeitable dividend rights upon the declaration of dividends on the Company’s common stock. As of September 30, 2026, no participating securities were outstanding and as of September 30, 2025, 206,013 participating securities were outstanding.
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

The details of basic and diluted net income per share attributable to Bentley Systems stockholders are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Bentley Systems	$89,933	$57,373	$263,892	$219,223
Less: Net income attributable to Bentley Systems allocated to participating securities	—	(14)	—	(43)
Basic net income attributable to Bentley Systems stockholders	89,933	57,359	263,892	219,180
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	874	1,721	2,756	5,005
Diluted net income attributable to Bentley Systems stockholders	$90,807	$59,080	$266,648	$224,185

Denominator:
Basic weighted average shares	310,474,561	314,626,191	311,671,484	314,826,779
Dilutive effect of RSUs	288,811	1,162,029	290,783	813,284
Dilutive effect of ESPP	19,255	11,397	90,892	59,811
Dilutive effect of assumed conversion of convertible senior notes	6,908,797	17,477,861	7,495,967	17,514,821
Diluted weighted average shares	317,691,424	333,277,478	319,549,126	333,214,695

Net income per share attributable to Bentley Systems stockholders:
Basic	$0.29	$0.18	$0.85	$0.70
Diluted	$0.29	$0.18	$0.83	$0.67
RSUs of 828,833 for the three months ended September 30, 2026, and 1,698,313 and 185,090 for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per share attributable to Bentley Systems stockholders because their effect would have been anti‑dilutive. There were no anti-dilutive securities for the three months ended September 30, 2025.
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
Executive Summary:
•Total revenues were $421,507 for the three months ended September 30, 2026, up 12.2% or 12.7% on a constant currency basis(1) compared to the three months ended September 30, 2025. Total revenues were $1,256,415 for the nine months ended September 30, 2026, up 13.2% or 12.3% on a constant currency basis(1) compared to the nine months ended September 30, 2025;
•Subscriptions revenues were $386,819 for the three months ended September 30, 2026, up 12.4% or 12.9% on a constant currency basis(1) compared to the three months ended September 30, 2025. Subscriptions revenues were $1,157,938 for the nine months ended September 30, 2026, up 13.5% or 12.7% on a constant currency basis(1) compared to the nine months ended September 30, 2025;
•Annualized recurring revenues (“ARR”)(2) was $1,582,791 as of September 30, 2026, compared to $1,405,236 as of September 30, 2025. Constant currency(1) ARR growth rate(2) was 13%;
•Last twelve-months recurring revenues dollar-based net retention rate(2) was 110% as of September 30, 2026, compared to 109% as of September 30, 2025;
•Operating income was $122,623 for the three months ended September 30, 2026, compared to $84,497 for the three months ended September 30, 2025. Operating income was $337,491 for the nine months ended September 30, 2026, compared to $284,111 for the nine months ended September 30, 2025;
•AOI less Operating SBC(1) was $135,456 for the three months ended September 30, 2026, compared to $105,589 for the three months ended September 30, 2025. AOI less Operating SBC(1) was $392,415 for the nine months ended September 30, 2026, compared to $340,666 for the nine months ended September 30, 2025; and
•Cash flows from operating activities were $374,355 for the nine months ended September 30, 2026, compared to $396,876 for the nine months ended September 30, 2025.

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
On October 13, 2026, we completed the divestiture of Cohesive—a business that provides IBM Maximo‑related implementation and consulting services and operated separately from our infrastructure engineering software offerings—by contributing it to Naviam, a leading IBM Maximo partner. On a year‑to‑date basis, Cohesive represented approximately 3.5% of our total revenues and approximately 50% of our services revenues. Because our prior period results include Cohesive and our results following October 13, 2026 will not, we expect year‑over‑year services revenues and cost of services expenses to decline through 2027, with a favorable impact on gross margin. See Note 4 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Revenues
Consolidated Revenues

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Subscriptions	$386,819	$344,293	12.4%	12.9%	$1,157,938	$1,020,063	13.5%	12.7%
Perpetual licenses	12,631	10,913	15.7%	16.1%	31,395	31,898	(1.6%)	(2.5%)
Subscriptions and licenses	399,450	355,206	12.5%	13.0%	1,189,333	1,051,961	13.1%	12.2%
Services	22,057	20,343	8.4%	8.8%	67,082	58,236	15.2%	13.8%
Total revenues	$421,507	$375,549	12.2%	12.7%	$1,256,415	$1,110,197	13.2%	12.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
The increase in total revenues for the three and nine months ended September 30, 2026 was primarily driven by an increase in subscriptions revenues, and to a lesser extent, an increase in services revenues. Additionally, for the three months ended September 30, 2026, total revenues further increased due to an increase in perpetual licenses revenues. Our business performance includes the impact from programmatic acquisitions, which generally are immaterial, individually and in the aggregate.
Subscriptions. For the three and nine months ended September 30, 2026, subscriptions revenues increased $42,526 ($44,066 on a constant currency basis) and $137,875 ($129,182 on a constant currency basis), respectively, primarily driven by expansion from accounts with revenues in the same period in the prior year (“existing accounts”), and growth of 3% attributable to new accounts, most notably small- and medium-sized accounts. Increases in subscriptions revenues for the three and nine months ended September 30, 2026 were led by Bentley Open Applications and Seequent applications, and to a lesser extent, Bentley Infrastructure Cloud.
Perpetual licenses. For the three months ended September 30, 2026, perpetual licenses revenues increased $1,718 ($1,751 on a constant currency basis). For the nine months ended September 30, 2026, perpetual licenses revenues decreased $503 ($805 on a constant currency basis).
Services. For the three and nine months ended September 30, 2026, services revenues increased $1,714 ($1,792 on a constant currency basis) and $8,846 ($8,059 on a constant currency basis), respectively, primarily due to strength in Maximo‑related work within Cohesive.

Revenues by Geographic Region
Revenue from external customers is attributed to individual countries based upon the location of the customer.

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Americas	$218,096	$196,345	11.1%	11.1%	$663,097	$589,379	12.5%	12.1%
EMEA	121,789	107,887	12.9%	14.1%	370,812	320,306	15.8%	13.7%
APAC	81,622	71,317	14.4%	15.3%	222,506	200,512	11.0%	10.6%
Total revenues	$421,507	$375,549	12.2%	12.7%	$1,256,415	$1,110,197	13.2%	12.3%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Americas. For the three and nine months ended September 30, 2026, revenues from the Americas increased $21,751 ($21,744 on a constant currency basis) and $73,718 ($71,481 on a constant currency basis), respectively, primarily due to expansion of our subscriptions revenues from existing accounts in the U.S. and Canada, as well as increases in our subscription revenues from new accounts.
EMEA. For the three and nine months ended September 30, 2026, revenues from EMEA increased $13,902 ($15,103 on a constant currency basis) and $50,506 ($43,830 on a constant currency basis), respectively, primarily due to expansion of our subscriptions revenues from existing accounts in the United Kingdom, the Middle East, and Africa, and to a lesser extent, increases in our subscriptions revenues from new accounts as well as an increase in services revenues.
APAC. For the three months ended September 30, 2026, revenues from APAC increased $10,305 ($10,762 on a constant currency basis) primarily due to expansion of our subscriptions revenues from existing accounts in Australia and India, and to a lesser extent, increases in our subscriptions revenues from new accounts as well as an increase in perpetual licenses revenues, partially offset by a decline in services revenues.
For the nine months ended September 30, 2026, revenues from APAC increased $21,994 ($21,125 on a constant currency basis) primarily due to expansion of our subscriptions revenues from existing accounts in India and Australia, as well as increases in our subscriptions revenues from new accounts, partially offset by a decline in services revenues.
Cost of Revenues and Operating Expense (Income)
Cost of Revenues

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Cost of subscriptions and licenses	$52,004	$53,824	(3.4%)	(3.4%)	$159,129	$148,080	7.5%	6.3%
Cost of services	19,952	18,371	8.6%	8.8%	60,588	58,550	3.5%	1.4%
Total cost of revenues	$71,956	$72,195	(0.3%)	(0.3%)	$219,717	$206,630	6.3%	4.9%

(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Cost of subscriptions and licenses. For the three months ended September 30, 2026, on a constant currency basis, cost of subscriptions and licenses expenses decreased primarily due to lower amortization of capitalized costs under our ACDP of $2,959, partially offset by an increase in cloud-related costs of $2,307.

For the nine months ended September 30, 2026, on a constant currency basis, cost of subscriptions and licenses expenses increased primarily due to an increase in cloud-related costs of $12,196, partially offset by lower amortization of capitalized costs under our ACDP of $4,090.
Cost of services. For the three and nine months ended September 30, 2026, on a constant currency basis, cost of services expenses increased primarily due to higher headcount‑related costs of $1,789 and $1,174, respectively, mainly due to an increase in third‑party personnel costs, partially offset by decreases in headcount, and annual and other compensation costs.
Operating Expense (Income)

			Change				Change
	Three Months Ended			Constant	Nine Months Ended			Constant
	September 30,			Currency	September 30,			Currency
	2026	2025	%	%(1)	2026	2025	%	%(1)
Research and development	$81,469	$78,751	3.5%	4.2%	$246,565	$226,586	8.8%	7.6%
Selling and marketing	76,591	72,107	6.2%	6.0%	232,733	205,039	13.5%	11.5%
General and administrative	61,502	53,818	14.3%	14.6%	185,227	150,903	22.7%	21.7%
Deferred compensation plan	(786)	6,033	NM	NM	9,801	12,371	(20.8%)	(20.8%)
Amortization of purchased intangibles	8,152	8,148	0.0%	0.2%	24,881	24,557	1.3%	1.1%
Total operating expenses	$226,928	$218,857	3.7%	4.0%	$699,207	$619,456	12.9%	11.5%

Percentage changes that are considered not meaningful are denoted with NM.
(1)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency growth rates.
Research and development. For the three and nine months ended September 30, 2026, on a constant currency basis, research and development expenses increased primarily due to higher headcount‑related costs of $3,650 and $15,383, respectively, mainly due to increases in annual and other compensation costs. The increase in research and development expenses was partially offset by higher research and development tax credits and incentives compared to the same periods in the prior year and one‑time executive relocation costs recognized during the third quarter of 2025, which did not occur in the current-year periods.
Selling and marketing. For the three and nine months ended September 30, 2026, on a constant currency basis, selling and marketing expenses increased primarily due to higher headcount‑related costs of $4,013 and $17,378, respectively, mainly due to increases in headcount, and annual and other compensation costs, partially offset by a reduction in third‑party personnel costs. Headcount‑related costs for the three and nine months ended September 30, 2026 reflected the impact of equity award forfeitures following executive transitions during the third quarter of 2026. Additionally, for the nine months ended September 30, 2026, selling and marketing expenses increased due to higher promotional costs of $4,220.
General and administrative. For the three and nine months ended September 30, 2026, on a constant currency basis, general and administrative expenses increased primarily due to higher headcount‑related costs of $6,353 and $22,880, respectively. This increase reflected annual compensation increases, higher bonuses, stock‑based compensation expense, and associated employment taxes, as well as strategic headcount expansion across our corporate functions, to support our growth and position the Company for future operating leverage. The increase in general and administrative expenses was partially offset by $2,356 of transaction costs related to the divestiture of Cohesive that were reclassified from general and administrative expenses to other income, net. The comparison also reflects a prior-year period in which general and administrative expenses for the nine months ended September 30, 2025 had decreased on a constant currency basis when compared to the same period in 2024.

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
In addition, for the three and nine months ended September 30, 2026, we recognized approximately $1,407 and $1,557, respectively, of non‑recurring third‑party costs associated with other corporate initiatives, which did not occur in the prior-year period.
Deferred compensation plan. For the three and nine months ended September 30, 2026 and 2025, deferred compensation plan (income) expense was attributable to the marked to market impact on deferred compensation plan liability balances period over period.
Amortization of purchased intangibles. For the three and nine months ended September 30, 2026, amortization of purchased intangibles was flat compared to the same periods in the prior year.
Interest Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Interest expense	$(10,721)	$(3,572)	200.1%	$(28,970)	$(11,836)	144.8%
Interest income	870	845	3.0%	1,816	1,782	1.9%
Interest expense, net	$(9,851)	$(2,727)	261.2%	$(27,154)	$(10,054)	170.1%
For the three and nine months ended September 30, 2026, interest expense, net increased compared to the same period in the prior year, primarily due to higher weighted average interest rates on borrowings following the January 2026 repayment of the 2026 Notes, which had a 0.125% coupon rate.
Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain (loss) from:
Change in fair value of interest rate swap	$3,918	$(1,582)	$4,752	$(9,293)
Foreign exchange (1)	2,702	833	981	3,777
Receipts related to interest rate swap	1,559	1,908	4,610	5,646
Other (expense) income, net (2)	(5,416)	778	8,481	660
Total other income, net	$2,763	$1,937	$18,824	$790

(1)Foreign exchange gain is primarily attributable to foreign currency translation derived mainly from U.S. dollar denominated cash and cash equivalents, account receivables, customer deposits, and intercompany balances held by foreign subsidiaries.
(2)Other (expense) income, net for the nine months ended September 30, 2026 includes remeasurement gains on non‑marketable equity investments of $13,958, partially offset by $5,430 of transaction costs related to the divestiture of Cohesive.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income before income taxes	$115,535	$83,707	$329,161	$274,847
Provision for income taxes	$25,500	$26,256	$65,264	$55,620
Effective tax rate	22.1%	31.4%	19.8%	20.2%
For the three and nine months ended September 30, 2026, the effective tax rate was lower compared to the same period in the prior year primarily due to the impact of the increase in discrete tax benefits in the current year periods. For the three months ended September 30, 2026 and 2025, we recorded discrete tax benefits (expenses) of $1,672 and $(6,455), respectively, and $11,561, and $6,732 for the nine months ended September 30, 2026 and 2025, respectively, related to stock‑based compensation, net of the impact from officer compensation limitation provisions. For the three months ended September 30, 2025, discrete tax expenses were primarily associated with the limitation of discrete stock‑based compensation deductions on U.S. international tax provisions.
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

	September 30,
	2026	2025
ARR	$1,582,791	$1,405,236
Last twelve-months recurring revenues	$1,528,342	$1,350,224
Twelve-months ended constant currency (1):
ARR growth rate	13%	10.5%
Account retention rate	99%	99%
Recurring revenues dollar-based net retention rate	110%	109%

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
ARR
ARR is a key business metric that we believe is useful in evaluating the scale and growth of our business as well as to assist in the evaluation of underlying trends in our business. Furthermore, we believe ARR, considered in connection with our last twelve‑months recurring revenues dollar‑based net retention rate, is a leading indicator of revenue growth.

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
ARR resulting from the annualization of recurring contracts with consumption measurement durations of less than one year, as a percentage of total ARR, was 51% as of September 30, 2026 and 2025, with our E365 subscription offering representing 46% and 45% of total ARR as of September 30, 2026 and 2025, respectively.
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
Last Twelve‑Months Recurring Revenues
Last twelve‑months recurring revenues is a key business metric that we believe is useful in evaluating our ability to consistently retain and grow our recurring revenues. We believe that we will continue to experience favorable growth in recurring revenues primarily due to our strong account retention and recurring revenues dollar‑based net retention rates, as well as the addition of new accounts with recurring revenues.
Last twelve‑months recurring revenues is calculated as recurring revenues recognized over the trailing twelve‑month period.
The last twelve‑months recurring revenues for the periods ended September 30, 2026 compared to the last twelve‑months of the comparative twelve‑month period increased by $178,118. This increase was primarily due to growth in ARR, which is primarily the result of growing our recurring revenues within our existing accounts as expressed in our recurring revenues dollar‑based net retention rate, as well as additional recurring revenues resulting from new accounts and acquisitions. For the twelve months ended September 30, 2026 and 2025, 93% and 92%, respectively, of our revenues were recurring revenues.
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
Given that recurring revenues represented 93% and 92% of our total revenues for the twelve months ended September 30, 2026 and 2025, respectively, this metric helps explain our revenue performance as primarily growth from existing accounts.
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
Reconciliation of operating income to AOI less Operating SBC and to Adjusted operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating income	$122,623	$84,497	$337,491	$284,111
Amortization of purchased intangibles (1)	9,789	11,339	33,400	34,188
Deferred compensation plan (2)	(786)	6,033	9,801	12,371
Acquisition expenses (3)	3,830	3,720	9,923	9,996
Integration costs (4)	—	—	1,800	—
Realignment expenses (income) (5)	—	—	—	—
AOI less Operating SBC	135,456	105,589	392,415	340,666
Operating stock-based compensation expense (6)	19,581	16,310	59,349	49,300
Adjusted operating income	$155,037	$121,899	$451,764	$389,966

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
Reconciliation of consolidated revenues to consolidated revenues in constant currency:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Subscriptions	$386,819	$17	$386,836	$344,293	$(1,522)	$342,771
Perpetual licenses	12,631	24	12,655	10,913	(9)	10,904
Subscriptions and licenses	399,450	41	399,491	355,206	(1,531)	353,675
Services	22,057	64	22,121	20,343	(15)	20,328
Total revenues	$421,507	$105	$421,612	$375,549	$(1,546)	$374,003

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Subscriptions	$1,157,938	$(9,974)	$1,147,964	$1,020,063	$(1,280)	$1,018,783
Perpetual licenses	31,395	(295)	31,100	31,898	7	31,905
Subscriptions and licenses	1,189,333	(10,269)	1,179,064	1,051,961	(1,273)	1,050,688
Services	67,082	(809)	66,273	58,236	(23)	58,213
Total revenues	$1,256,415	$(11,078)	$1,245,337	$1,110,197	$(1,296)	$1,108,901
Reconciliation of revenues by geographic region to revenues by geographic region in constant currency:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Americas	$218,096	$(205)	$217,891	$196,345	$(200)	$196,145
EMEA	121,789	633	122,422	107,887	(567)	107,320
APAC	81,622	(323)	81,299	71,317	(779)	70,538
Total revenues	$421,507	$105	$421,612	$375,549	$(1,546)	$374,003

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Americas	$663,097	$(2,395)	$660,702	$589,379	$(160)	$589,219
EMEA	370,812	(6,935)	363,877	320,306	(258)	320,048
APAC	222,506	(1,748)	220,758	200,512	(878)	199,634
Total revenues	$1,256,415	$(11,078)	$1,245,337	$1,110,197	$(1,296)	$1,108,901
Reconciliation of cost of revenues to cost of revenues in constant currency:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Cost of subscriptions and licenses	$52,004	$(37)	$51,967	$53,824	$(35)	$53,789
Cost of services	19,952	35	19,987	18,371	(4)	18,367
Total cost of revenues	$71,956	$(2)	$71,954	$72,195	$(39)	$72,156

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Cost of subscriptions and licenses	$159,129	$(1,594)	$157,535	$148,080	$145	$148,225
Cost of services	60,588	(1,173)	59,415	58,550	41	58,591
Total cost of revenues	$219,717	$(2,767)	$216,950	$206,630	$186	$206,816

Reconciliation of operating expense (income) to operating expense (income) in constant currency:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Research and development	$81,469	$566	$82,035	$78,751	$(22)	$78,729
Selling and marketing	76,591	(172)	76,419	72,107	(22)	72,085
General and administrative	61,502	189	61,691	53,818	(2)	53,816
Deferred compensation plan	(786)	—	(786)	6,033	—	6,033
Amortization of purchased intangibles	8,152	12	8,164	8,148	—	8,148
Total operating expenses	$226,928	$595	$227,523	$218,857	$(46)	$218,811

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency
Research and development	$246,565	$(2,412)	$244,153	$226,586	$378	$226,964
Selling and marketing	232,733	(3,743)	228,990	205,039	378	205,417
General and administrative	185,227	(1,380)	183,847	150,903	155	151,058
Deferred compensation plan	9,801	—	9,801	12,371	—	12,371
Amortization of purchased intangibles	24,881	(55)	24,826	24,557	—	24,557
Total operating expenses	$699,207	$(7,590)	$691,617	$619,456	$911	$620,367
Liquidity and Capital Resources:
Cash and Cash Equivalents

	September 30, 2026	December 31, 2025
Cash and cash equivalents held domestically	$6,018	$39,093
Cash and cash equivalents held by foreign subsidiaries	144,856	84,185
Total cash and cash equivalents	$150,874	$123,278
Our primary source of operating cash is from the sale of our subscriptions, perpetual licenses, and services. Our primary use of cash is payment of our operating costs, which consist mainly of headcount‑related costs. In addition to operating expenses, we also use cash to service our debt obligations, to pay quarterly dividends, to repurchase our Class B common stock and convertible debt, and for capital expenditures in support of our operations. We also use cash to fund our acquisitions of software assets and businesses, and other investment activities. On October 29, 2026, we completed the acquisition of Eliis for approximately €133,000 in cash, net of cash acquired and subject to customary adjustments, including for working capital, plus 437,545 shares of the Company’s Class B common stock.
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
Cash Flows Activity

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$374,355	$396,876
Investing activities	$(21,627)	$(13,774)
Financing activities	$(309,015)	$(291,207)
Operating Activities
For the nine months ended September 30, 2026, compared to the same period in the prior year, net cash provided by operating activities was lower by $22,521 due to a decrease in net cash flows from the change in operating assets and liabilities of $46,698 and a net decrease in non‑cash adjustments of $20,557, partially offset by an increase in net income of $44,734. The decrease in net cash flows from the change in operating assets and liabilities period over period was primarily due to timing of collections on our receivables and lower period over period Cloud Services Subscription deposits, partially offset by higher period over period accruals and other current liabilities.
Investing Activities
Net cash used in investing activities was higher by $7,853 for the nine months ended September 30, 2026, compared to the same period in the prior year, due to higher purchases of property and equipment and investment in capitalized software.
Financing Activities
Net cash used in financing activities was higher by $17,808 for the nine months ended September 30, 2026 compared to the same period in the prior year. Net borrowings under the Credit Facility increased $725,568 for the nine months ended September 30, 2026 compared to the same period in the prior year due to proceeds from our new $550,000 Term Loan and higher net revolving borrowings. During the first quarter of 2026, we utilized revolving borrowings and available cash on hand to repay the $677,830 outstanding principal balance of the 2026 Notes upon maturity in January 2026. Subsequently, during the second quarter of 2026, proceeds from the Term Loan were used to repay a portion of those revolving borrowings. Further, payments for shares acquired, including shares repurchased under the Repurchase Program, were higher by $74,818 for the nine months ended September 30, 2026 compared to the same period in the prior year. Additionally, under the Repurchase Program, we paid $9,797 in cash to repurchase $10,000 aggregate principal amount of outstanding 2026 Notes during the first quarter of 2025.

Long-Term Debt

	September 30, 2026	December 31, 2025
Current portion of long-term debt	$13,750	$—
Long-term debt	1,148,496	1,248,912
Total debt	$1,162,246	$1,248,912
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
As of September 30, 2026, we had $1,259,747 available under the Credit Facility, and we were in compliance with all covenants under the Credit Facility and the 2027 Notes. Any failure to comply with such covenants under the Credit Facility would prevent us from being able to borrow additional funds under the Credit Facility, and, as with any failure to comply with such covenants under the 2027 Notes, could constitute a default that may cause all amounts outstanding to become due and immediately payable in full.
As of September 30, 2026, the 2027 Notes were classified as long‑term in the consolidated balance sheets as we currently have the ability and intent to refinance them on a long‑term basis through available capacity under the Credit Facility.
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
During the nine months ended September 30, 2026, we repurchased 4,064,293 shares for $135,081 under the Repurchase Program. During the nine months ended September 30, 2025, we repurchased 1,457,454 shares for $65,029, and $10,000 aggregate principal amount of our outstanding 2026 Notes for $9,797 under the Repurchase Program.
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
Withholding Taxes on Certain Equity Awards
We have the right to require that certain equity awardees receive gross or net quantities of shares of our Class B common stock, including distributions from the DCP and share issuances under the Bonus Plan. In the case of a gross issuance or distribution, an awardee is required to reimburse promptly to us the cash required for his or her tax withholding amounts. Conversely, under a net issuance or distribution, shares are withheld in consideration of remitting withholding taxes on behalf of an equity awardee, thereby requiring us to remit cash for the tax withholdings. During the nine months ended September 30, 2026, we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock. We exercised our right to require that impacted equity awardees receive gross quantities of our Class B common stock during the first quarter of 2025, but we allowed impacted awardees the option to receive net quantities of shares of our Class B common stock during the second and third quarters of 2025. We will continue to evaluate whether share awards will be required to be received by awardees on a gross basis, or if net settlement may be elected by awardees.
Dividend Payments
The declaration and payment of dividends is within the discretion of our Board of Directors. We paid quarterly dividends of $0.07 per share of common stock during the nine months ended September 30, 2026 and 2025. While we intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our Board of Directors and will be dependent on a number of factors, including our results of operations, capital requirements, restrictions under Delaware law, and overall financial condition, as well as any other factors our Board of Directors considers relevant. In addition, the terms of the agreement governing the Credit Facility limit the amount of dividends we can pay.
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
We evaluated, under the supervision and with the participation of management, including our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From July 1, 2026 to September 30, 2026, we issued 59,821 shares of our Class B common stock in connection with distributions from our DCP.
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
Issuer Purchases of Equity Securities
The following table reflects our Class B common stock we repurchased during the three months ended September 30, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under
Period	Shares Purchased	Paid per Share	Program (1)	the Program (2)
July 1, 2026 to July 31, 2026	—	$—	—	$356,558,387
August 1, 2026 to August 31, 2026	—	$—	—	$356,558,387
September 1, 2026 to September 30, 2026	316,551	$31.59	316,551	$346,558,403
Total	316,551	$31.59	316,551

(1)Represents shares purchased in open‑market transactions under the Repurchase Program approved by our Board of Directors.
(2)These amounts correspond to the program publicly announced and approved by our Board of Directors in November 2025 that authorizes the repurchase of up to $500 million of our Class B common stock and/or outstanding convertible senior notes through December 31, 2028.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 10, 2026, Keith A. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 350,000 shares of our Class B common stock. Mr. Bentley’s plan expires on May 7, 2027.
On August 18, 2026, Julien Moutte, the Company’s Chief Technology Officer, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 12,000 shares of our Class B common stock. Mr. Moutte’s plan expires on August 18, 2027.
On August 24, 2026, Raymond B. Bentley, a member of the Company’s Board of Directors, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 1,000,000 shares of our Class B common stock. Mr. Bentley’s plan expires on June 16, 2027.
On August 28, 2026, Gregory S. Bentley, the Company’s Executive Chair and President, adopted a trading plan established pursuant to Rule 10b5‑1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), to sell an aggregate of 600,000 shares of our Class B common stock. Mr. Bentley’s plan expires on March 5, 2027.
During the three months ended September 30, 2026, there were no other Company directors or executive officers who adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non‑Rule 10b5‑1 trading arrangement.”
Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

*	The certification is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Bentley Systems, Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bentley Systems, Incorporated

Date: November 5, 2026	By:	/s/ WERNER ANDRE
Werner Andre
Chief Financial Officer
(Principal Financial Officer)